Form 10-K405
period 1996-12-31
ADVATEX ASSOCIATES INC
filed 1997-03-27
CIK 820906

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-K
 (MARK ONE)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [fee required]

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934

For the transition period from                   to
                               -----------------    ---------------
                         Commission file number 0-16450

                            ADVATEX ASSOCIATES, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                      13-3453420
     -------------------------------                   -----------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

     605 West 48th Street New York,  NY                      10036
   ---------------------------------------                 ---------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:   (212) 921-0600

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock (par value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [X]

As of March 12, 1997, Registrant had 5,470,000 shares of its Common Stock outstanding. The market value of the Common Stock held by non-affiliates of the Registrant as of that date was $109,400.


                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's definitive proxy statement for the 1997 Annual Meeting, which will be filed within 120 days of December 31, 1996 are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

CORPORATE BACKGROUND AND ACTIVITIES

Advatex Associates, Inc. (the "Company") provides property and construction management services to commercial office buildings. The Company entered into a contract with ATC Real Estate and Development Corporation ("ATC") on September 9, 1994, to manage and operate the property known as Turnpike Plaza located at 197 Highway 18, East Brunswick, Middlesex County, New Jersey ("Turnpike Plaza")on a day to day basis under the direction of ATC. The management fee for such services is 3% of the annual gross receipts of the property. This agreement was negotiated as part of the Company's investment of $1,290,000 in return for 40% of the common stock of ATC. The investment was made through the Company's wholly owned subsidiary, Advatex Real Estate Corporation, which was incorporated in the state of Delaware on August 18, 1994. ATC, a corporation incorporated in the state of Delaware on July 13, 1994, was formed by Advatex Real Estate Corporation and Advanced Contracting Corp., an affiliate of the Company, which owns 49% of the common stock of ATC. The remaining 11% outstanding stock of ATC is owned by other related parties. Currently ATC has a 100% ownership interest in Turnpike Plaza. Turnpike Plaza was purchased by ATC on September 9, 1994 in consideration of $3,226,000 which consisted of a $2,131,000 payment in cash, a commitment to repair the parking garage attached to the property at an estimated cost of $650,000, and assumption of various liabilities, commitments and closing costs of approximately $445,000.

The Company previously provided asbestos removal and other related abatement services to commercial office buildings in the New York metropolitan area. In the second quarter of 1993, the Company's management changed the manner in which the Company conducts business by ceasing all field operations. At that time the Company used its client base to generate revenue by collecting fees for referring asbestos projects to independent companies which entered into contractual relationships directly with the clients. As of October 1994, such referral operations were ceased.

A subsidiary of the Company previously named Advatex Associates, Inc., a New York company, changed its name to Alorex Corp.


BUSINESS OBJECTIVE

The Company intends to provide property and construction management services to low-cost, functional commercial office buildings by providing on-site support services and amenities at transportation hubs for the growing market of small to medium-sized businesses. The Company's goal is to provide property and construction management services in order to offer office space primarily in the North Eastern part of the country at competitive rates with flexible lease terms designed to address the varying needs of each prospective tenant.

INVESTMENT AND OPERATING STRATEGY

The Company intends to focus on providing property and construction management services to secondary office properties over 100,000 sq.ft., such as ATC's Turnpike Plaza property. Institutional investors, REIT's and large developers recently have not demonstrated a significant interest in purchasing smaller properties in need of significant upgrading. Management believes that these entities appear to be more interested in high profile properties requiring minor cosmetic upgrading and having a minimal vacancy rate. The Company will use an active approach in seeking asset appreciation. As a result of over twenty five years of experience in construction and general contracting, the Company expects to add value to its properties by saving substantially on capital and tenant improvements and providing quality building services economically.


MARKETING PLAN

The Company will market properties it acquires or manages to small and medium sized businesses and divisions of large corporations that are interested in obtaining clean, well located office space at competitive rates. The Company will concentrate on providing the products, services and amenities for these types of tenants.

The National Federation of Independent Business Survey indicates that over 50% of all economic activity in the country is generated by companies with under twenty employees. Another 18% is comprised of divisions of large multi-national corporations that are cost centers and operate as independent businesses. The Company will concentrate in providing affordable office space for small and medium-sized tenants and all of its properties will be configured to the needs of such tenants. Generally, the industry standard is that each employee occupies 150 sq.ft. of office space. Therefore, operations with 20 employees would typically occupy a 3,000 sq.ft. office unit, which is the average unit size at Turnpike Plaza.

The Company's management believes the demand for small office units has increased as a result of the steadily increasing numbers of small start-up businesses. The Company will attempt to set aside 5% of the office space in each property for such units.


BROKERAGE COMMUNITY

The Company believes it has a strong relationship with the brokerage community stemming from over 25 years of working directly with property owners and managers. This relationship is essential to attracting new tenants and to a lesser extent to retaining existing tenants. The Company's relationship with the brokerage community has been enhanced by its presentation of the tenant retention and upgrading program by meeting with tenant representatives on a quarterly basis and discussing any needs or problems they might have, plus the introduction of the Flex-Lease (SM) Program (described below).

FLEX-LEASE (SM) PROGRAM

The Flex-Lease program was recently initiated by the Company at Turnpike Plaza. It enables a tenant to establish an identity at a business address for as long or short a term as the prospective tenant desires. The tenant can choose to access any or all of a variety of building services such as secretarial services, conference facilities, telephone answering services, and short-term project facilities of shared-executive office space.


BUSINESS RISKS

Certain risks are associated with the Company's business, including cyclical down turns in the economy and the resultant reduction in demand for office space. The Company competes in a market with numerous other companies which have significantly greater resources than the Company. Some of the other risk factors include an overall market reduction in rents, high purchase prices which could limit the Company's ability to buy office buildings within its guidelines and an increase in mortgage interest rates.


INFLATION

Over 75% of ATC's leases contain provisions to pass through to the tenant charges resulting from increased operating and tax expenses. Such provisions include clauses enabling the Company to bill a tenant for any operating expense increase and real estate tax escalation above a specified amount. Such provisions are designed to lessen the impact of inflation on the Company.

PATENTS AND TRADEMARK

The Company was granted a service mark (SM)for its name and insignia by the U.S. Patent Office on January 8, 1991. No other patents or proprietary rights are held by the Company.


INSURANCE AND BONDING

ATC carries commercial and property insurance of $10,000,000. The Company believes that the coverage is adequate to protect the Company's investment in ATC. The Company's employees are insured under statutory workers' compensation insurance maintained by the Company.


SIGNIFICANT TENANT

Most tenants of ATC are small businesses in various markets. During 1996 and 1995 one tenant accounted for 14% of gross leasable area. No other tenant accounts for more than 7% of gross leasable area of Turnpike Plaza.


EMPLOYEES

As of December 31, 1996, the Company employed 2 persons.


ITEM 2.  PROPERTIES AND EQUIPMENT

On April 1, 1995 the Company cancelled its month to month lease of an operating office in a building located in midtown Manhattan. The Company relocated its office to another building owned by the

Company's controlling stockholder and chief executive officer Mr. Joseph P. Donnolo. This space has been leased on a month to month basis at base rent of $500 per month.


ITEM 3.  LEGAL PROCEEDINGS

On June 24, 1993, the Mason Tenders District Council fringe benefit funds, certain other industry funds and the District Council itself named the Company and certain other companies with whom the Company did business as defendants in a suit in the U.S. District Court for Southern District of New York {92 CIV. 3572 (KTD)} under the Employee Retirement Income Security Act ("ERISA") and the Labor-Management Relation Act. The suit sought recovery in excess of one million dollars in actual damages and ten million dollars in punitive damages for the alleged non-payment of union dues, fringe benefit contributions and other contributions allegedly required by the District Council's collective bargaining agreement. The suit was settled in a stipulation and order approved and entered by the court, to which the Company was a party, which called for a payment of $700,000. The payment of the entire settlement amount was made by Angela Donnolo, the wife of the controlling stockholder who is the Company's chief executive officer, releasing the controlling stockholder and the Company from liability in the lawsuit. In order to reimburse Ms. Donnolo for the payment of the settlement, the Company made a cash payment to Ms. Donnolo of $100,000 and issued her a note in the amount of $600,000. The Note has no maturity date and bears interest at a rate of 8%. The Company has received representation from Ms. Donnolo that payment on the note will not be demanded unless the Company has arranged additional and sufficient funding or an alternate source of capital and in no event will payment be demanded prior to April 30, 1998.

The Company is currently a party to various other suits and claims arising out of the conduct of its business. In the opinion of management, based in part on advice from legal counsel, the ultimate liability resulting from these pending suits and claims should not have a material adverse effect on the Company's business or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on December 19, 1996. At this time a majority of stockholders voted for the following two measures:
  1) Elected a Board of Directors of three (3) directors.

                                         Votes
                         -----------------------------------
     Candidate              For         Withheld     Abstain
--------------------     ---------      --------     -------
Joseph P. Donnolo        4,826,777       11,930      625,067
Frank J. Fitzsimmons     4,826,777       11,930      625,067
James J. Gruba           4,826,777       11,930      625,067

2) Approved KPMG Peat Marwick LLP as independent auditor for the year ended December 31, 1996.

                                       Votes
             -------------------------------------------
               For              Against          Abstain
             ---------          -------          -------
             4,835,077           3,630           625,067

No other items were voted upon.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock was quoted on the National Securities Dealers Automated Quotation system until July 14, 1992.

On July 14, 1992 the Company stock was delisted from the National Association of Security Dealers, Inc. as a result of not meeting certain criteria. As such, the Company's Common Stock is not currently traded on any public market and the stock price is not readily available.

As of March 10, 1997, there were 238 holders of record of the Company's Common Stock.

The Company has not paid dividends on its Common Stock. It is management's present intention not to declare or pay dividends on its Common Stock, but to retain the earnings for reinvestment in the operations of the Company.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the fiscal years 1996, 1995, 1994, 1993, and 1992.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K. (See Financial Statements and Supplementary Data).

                             Year Ended December 31,
                             -----------------------
                            (In thousands,except per
                            ------------------------
                               share data amounts)
                               -------------------

Income Statement Data:      1996     1995      1994      1993     1992
-------------------------  ------   ------    ------    ------   ------
Contract revenue and
 referral fees............ $    -        -       150     4,508    13,473

Cost of contract revenues  $    -        -         -     4,383    12,109

Provision for doubtful
 accounts................. $    -        -         -       170        80

General and administrative
 expenses................. $   368     889       705     1,101     1,783

Restructuring costs....... $    -        -         -       343       989

Operating loss............ $  (368)   (889)     (555)   (1,488)   (1,487)

Other income (expense):

 Interest Income.......... $    0        3        33        28       39

 Interest expense......... $  (48)      (8)        -       (28)     (60)

Real estate management
  fee..................... $   42       21         6         -        -

Other income............. $  100      100         -         -        -

  Gain on disposal of
    automobile............ $    5        -         -         -        -

Loss before equity in
  operations of investee.. $ (269)    (773)     (516)   (1,488)  (1,509)
Equity in operation of
  investee ............... $   24       35        (2)        -        -

Net loss.................. $ (245)    (738)     (518)   (1,488)  (1,509)
Net loss per common
  share................... $ (.05)    (.14)     (.10)     (.28)    (.28)
Weighted average shares
  outstanding ............  5,403    5,403     5,403     5,389    5,311

                             Year Ended December 31,
                             -----------------------
                            (In thousands, except per
                            -------------------------
                               share data amounts)
                               -------------------

Balance Sheet Data:           1996     1995      1994      1993     1992
-------------------------    -------   ------    ------    ------   -----

Working capital..........    $  (553)   (208)      (42)    1,758    2,784

Total assets.............    $ 1,733   1,426     1,929     2,142    6,669

Total liabilities .......    $ 1,452     900       665       360    3,402

Total stockholders' equity   $   281     526     1,264     1,782    3,267

Book value per common share
  at year end............    $   .05     .10       .23       .33      .62

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1996, AS COMPARED WITH YEAR ENDED DECEMBER 31, 1995.

The Company had no referral fees and contract revenues for fiscal 1996 and 1995. In the second quarter of 1993, management changed the manner in which the Company conducts its business by ceasing all field operations. For the first two quarters of 1994 the Company generated revenue by collecting fees for referring projects to independent companies which entered into contractual relationships directly with the clients. The referral fees during the last two quarters of 1994 were minimal and such operations ceased as of October 1994. On September 9, 1994 the Company purchased 40% of the outstanding common stock of ATC Real Estate and Development Corporation (ATC) through its wholly owned subsidiary, Advatex Real Estate Corporation. As part of this transaction the Company entered into a contract with ATC to manage and operate ATC's property. Under this agreement the Company receives 3% of annual gross receipts as a management fee.

General and administrative expenses for 1996 were $368,087, as compared to $889,264 in 1995. In 1995, general and administration expenses included a charge of $500,000 for the final settlement of a lawsuit described in "Item 3- Legal Proceedings" and related legal costs.

The operating loss for fiscal 1996 is $368,087 as compared to an operating loss of $889,264 for fiscal 1995.

Interest expense for 1996 was $48,000 as compared to $8,000 in 1995. The increase of interest expense for 1996 is a result of accrual of interest on a note payable issued to the wife of the controlling stockholder of the Company for the full year as compared to two months in 1995. There is no interest expense presently recorded for amount due to affiliated companies.

Real estate management fees for 1996 were $42,000 as compared to $20,568 during fiscal 1995. The Company's management fee is 3% of Turnpike Plaza rental income therefore, this increase is a direct result of the Turnpike Plaza increased rental income during fiscal 1996.

Other revenue was $100,000 for both 1996 and 1995. During 1996 and 1995 the Company provided construction management and financial management to ATC. The fee for such services was charged to other income.

Gain on disposal of an automobile was $5,229 for fiscal 1996. During fiscal 1996, as a result of an accident, the Company disposed of a vehicle with a net book value of $10,225. The insurance proceeds were $15,454, which resulted in a gain of $5,229.

No tax benefit is available for federal income tax purposes since the Company has used its carryback benefits. Carrybacks are no longer allowed for New York State and New York City income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company's current ratio (current assets to current liabilities) was 0.33 to 1 as compared to 0.31 to 1 at December 31, 1995. For the year ended December 31, 1996, the Company experienced a positive cash flow from operations of $93,099 as compared with a negative cash flow from operations of $1,095,968 for the prior year. The current year positive cash flow primarily results from an increase in accounts payable and accrued expenses of $25,565, an increase in accounts payable-affiliate of $500,000 which was partially off set by an increase of prepaid insurance of $30,000, an increase in investment in affiliated company of $23,892 and a net loss of $244,845.

The Company believes it has the ability to finance its immediate operating cash requirements to the extent necessary based on its investment in ATC and the fact that the property owned by ATC is not encumbered with any debt.

The Company's immediate goal is to minimize its operating losses. In this regard, expenses have been reduced to a minimum. However, the Company's long term goal is to explore and use its resources in a real estate or construction related business opportunity with long term growth potential.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the report of auditors thereon are included in Item 14 of this Form

10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None Applicable.


PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE COMPANY

    NAME                      AGE          TITLE AND PERIOD OF SERVICE
------------------------     ----     ----------------------------------------

Joseph P. Donnolo             53      Chairman of The Board and Chief Executive
                                      Officer since 1987.

Frank J. Fitzsimmons          50      Partner, Fitzsimmons & Ringle, P.C.,
                                      Director, Secretary of the Corporation

James J. Gruba                56      President, James J. Gruba and Company
                                      Director of the Corporation

Rohullah F. Lodin             35      Chief Financial Officer and
                                      Chief Accounting Officer since 1992.


Mr. Donnolo has been Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in August 1987. Mr. Donnolo is the founder and controlling shareholder of the Company and its predecessor companies.

Mr. Fitzsimmons has been counsel to the Company since its formation. Mr. Fitzsimmons was first elected a director of the Company in 1987 and in April 1989 was elected to act as a non-salaried Corporation Secretary of the Company. Mr. Fitzsimmons has been a practicing attorney with, and a principal of, the firm of Fitzsimmons & Ringle,

P.C. in Newark, New Jersey since 1986, and prior thereto was a sole legal practitioner in Newark, New Jersey. Mr. Fitzsimmons is also a director of Ragon Corporation, Inc.

Mr. Gruba has been president of James J. Gruba & Co., a private real estate investment concern since 1989. He was first elected a director of the Company in 1988. Previously, Mr. Gruba has been a Senior Vice President for Westpac Pollack Government Securities, Inc. Since July 1988. Mr. Gruba has been a Vice President with Dillon, Read & Co. and since 1986, he has been a Director of Whole Loans at Morgan Stanley & Co.

Mr. Lodin joined the Company in February 1988 as Corporate Controller. In September of 1992, Mr. Lodin was promoted to his present position of Chief Financial Officer and Chief Accounting Officer. Mr. Lodin has been a Director of IDF International and Haden Wegman since April 15, 1996. Previously Mr. Lodin had been Controller for P.R.Y. Law Firm from January 1987 until February 1988. Prior to that, he was an Accounting Manager for Techland System, Inc. from June 1985.

In connection with the Company's 1996 Annual Meeting of Stockholders, the Company intends to furnish Stockholders with proxy materials which set forth the information required by Items 10, 11, 12 and 13 of this Part III. Copies of such material will be duly filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) The following documents are filed as a part of this report on Form 10-K:

            (1) Consolidated financial statements of the Company for the years ended December 31, 1996, 1995 and 1994 required to be filed by Item 8 and 14(d) of Form 10-K. See Index to Consolidated Financial Statements of the Company.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements



                                      Index
                                      -----



                                                                           Page
                                                                           ----

Independent Auditors' Report                                               F - 1

Consolidated Financial Statements:

    Consolidated Balance Sheets - December 31, 1996 and 1995               F - 2

    Consolidated Statements of Operations - Years ended
       December 31, 1996, 1995 and 1994                                    F - 3

    Consolidated Statements of Changes in Stockholders' Equity - Years
       ended December 31, 1996, 1995 and 1994                              F - 4

    Consolidated Statements of Cash Flows - Years ended
       December 31, 1996, 1995 and 1994                                    F - 5

Notes to Consolidated Financial Statements                                 F - 6


All schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Advatex Associates, Inc.:


We have audited the consolidated financial statements of Advatex Associates, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advatex Associates, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP
------------------------------
KPMG Peat Marwick LLP

February 21, 1997
Short Hills, New Jersey

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995


                        ASSETS                                    1996           1995
                                                               -----------    ----------

Current assets:
    Cash                                                       $    82,572        52,921
    Accounts receivable - affiliate                                 32,018        15,018
    Prepaid insurance                                               30,000             -
    Loans receivable - affiliate (note 6)                                -        24,000
                                                               -----------    ----------
                  Total current assets                             144,590        91,939

Investment in affiliated company (note 4)                        1,347,559     1,323,667
Notes receivable - affiliate (note 6)                              146,500             -
Investment (note 6)                                                 37,500             -
Notes receivable (note 6)                                           12,500             -
Property and equipment, net (note 3)                                44,177        10,226
                                                               -----------    ----------

                  Total assets                                 $ 1,732,826     1,425,832
                                                               ===========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                          160,726       135,161
    Accrued stock compensation                                     164,634       164,634
    Notes payable - affiliated companies (note 6)                  500,000             -
                                                               -----------    ----------

                  Total current liabilities                        825,360       299,795
                                                               -----------    ----------

Note payable - automobile                                           26,274             -
Note payable - affiliate (note 8)                                  600,000       600,000

Stockholders' equity (note 7):
    Common stock, $.01 par value.  Authorized
       20,000,000 shares; issued 5,403,250
       shares                                                       54,032        54,032
    Additional paid-in capital                                   6,885,119     6,885,119
    Accumulated deficit                                         (6,575,189)   (6,330,344)
    Treasury stock, at cost - 6,226 shares                         (82,770)      (82,770)
                                                               -----------    ----------
                  Total stockholders' equity                       281,192       526,037

Commitments and contingencies (note 8)


                  Total liabilities and stockholders'          -----------    ----------
                     equity                                    $ 1,732,826     1,425,832
                                                               ===========    ==========


See accompanying notes to consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994


                                              1996            1995           1994
                                           -----------     ---------     ---------

Real estate management fee (note 4)        $    42,000        20,568         5,550
Other revenue (note 4)                         100,000       100,000             -
Contract revenues and referral fees                  -             -       150,492
                                           -----------     ---------     ---------
                                               142,000       120,568       156,042

Costs and expenses - general and
    administrative expenses                    368,087       889,264       705,464
                                           -----------     ---------     ---------

                  Operating loss              (226,087)     (768,696)     (549,422)

Other income (expense):
    Interest income                                121         3,152        33,059
    Interest expense                           (48,000)       (8,000)            -
    Gain on disposal of automobile               5,229             -             -
                                           -----------     ---------     ---------
                  Loss before equity in
                     operations of
                     investee                 (268,737)     (773,544)     (516,363)

Equity in operations of investee (note 4)       23,892        35,333        (1,666)
                                           -----------     ---------     ---------

                  Net loss                 $  (244,845)     (738,211)     (518,029)
                                           ===========     =========     =========

Loss per common and common share
    equivalent                             $      (.05)         (.14)         (.10)
                                           ===========     =========     =========

Weighted average number of common and
    common share equivalents outstanding     5,403,250     5,403,250     5,403,250
                                           ===========     =========     =========


See accompanying notes to consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES


           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994


                                               Addi-
                                              tional        Accumu-                       Stock-
                                  Commo       paid-in        lated         Treasury      holders'
                                  stock       capital       deficit         stock         equity
                                 -------     ---------     ----------      -------      ----------

Balance at December 31 1993      $54,032     6,885,119     (5,074,104)     (82,770)      1,782,277
Net loss                              --            --       (518,029)          --        (518,029)
                                 -------     ---------     ----------      -------      ----------
Balance at December 31, 1994      54,032     6,885,119     (5,592,133)     (82,770)      1,264,248

Net loss                              --            --       (738,211)          --        (738,211)
                                 -------     ---------     ----------      -------      ----------
Balance at December 31, 1995      54,032     6,885,119     (6,330,344)     (82,770)        526,037

Net loss                              --            --       (244,845)          --        (244,845)
                                 -------     ---------     ----------      -------      ----------

Balance at December 31, 1996     $54,032     6,885,119     (6,575,189)     (82,770)        281,192
                                 =======     =========     ==========      =======      ==========


See accompanying notes to consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994


                                                                  1996             1995           1994
                                                                ---------        --------      ----------

Cash flows from operating activities:
    Net loss                                                    $(244,845)       (738,211)       (518,029)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                            11,000           8,000           5,618
          Gain on disposal of automobile                           (5,229)             --              --
          Equity in operations of investee                        (23,892)        (35,333)          1,666
          Increase (decrease) in cash due to changes in:
              Contract receivables                                     --              --         382,567
              Accounts receivable - affiliate                     (17,000)          6,793         (21,811)
              Prepaid insurance                                   (30,000)         33,985          (4,500)
              Loans receivable - affiliate                             --         (24,000)             --
              Other current assets                                     --          17,796          75,721
              Accounts payable and accrued expenses                25,565        (257,498)        197,272
              Accounts payable - affiliate                             --        (107,500)             --
                                                               ----------      ----------      ----------

                  Net cash (used in) provided by
                     operating activities                        (284,401)     (1,095,968)        118,504
                                                               ----------      ----------      ----------

Cash flows from investing activities:
    Increase in notes receivable - affiliate                     (122,500)             --              --
    Purchase of investment                                        (37,500)             --      (1,182,500)
    Increase in notes payable - affiliated companies              500,000              --              --
    Increase in notes receivable                                  (12,500)             --              --
    Proceeds from disposal of assets                               15,455              --              --
    Additions to property and equipment                           (55,177)             --              --
                                                               ----------      ----------      ----------

                  Net cash provided by (used in)
                     investing activities                         287,778              --      (1,182,500)
                                                               ----------      ----------      ----------

Cash flows from financing activities:
    Notes payable - affiliate                                          --         600,000              --
    Notes payable - auto                                           26,274              --              --
                                                               ----------      ----------      ----------

                  Net cash provided by financing activities        26,274         600,000              --
                                                               ----------      ----------      ----------

                  Increase (decrease) in cash                      29,651        (495,968)     (1,063,996)

Cash at beginning of year                                          52,921         548,889       1,612,885
                                                               ----------      ----------      ----------

Cash at end of year                                            $   82,572          52,921         548,889
                                                               ==========      ==========      ==========


Supplemental disclosure of cash flow information
    cash paid during the year for interest                     $    8,000              --              --
                                                               ==========      ==========      ==========

Supplemental disclosure of noncash operating and investing activities - during 1996, the Company converted loans receivable - affiliate of $24,000 to a note receivable.


See accompanying notes to consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


 (1)   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


       NATURE OF BUSINESS

       Advatex Associates, Inc. (the Company) provided asbestos removal and other related abatement services. Such services were provided primarily to commercial office buildings in the New York metropolitan area. During 1993, management discontinued field operations related to asbestos removal and sought new business opportunities. In September 1994 the Company purchased a 40% interest in a company that owns and operates a commercial real estate property (see note 4).


       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


       FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of such instruments.


       INCOME TAXES

       The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.


       LOSS PER COMMON AND COMMON SHARE EQUIVALENTS

       Loss per common and common share equivalents is computed by dividing net loss by the weighted average number of common and common share equivalents outstanding. Common share equivalents relative to outstanding stock options (see note 7) have not been considered as they are antidilutive.

                   ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

 (1), CONTINUED


       PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost. For financial reporting purposes, automotive vehicles are being depreciated using the straight-line method over the estimated useful lives of the assets. For income tax purposes, accelerated methods are used.


       INVESTMENT IN AFFILIATED COMPANY

       The Company accounts for its 40% ownership interest in the common stock of an affiliate using the equity method (see note 4).


       STOCK OPTION PLAN

       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defines in SFAS No. 123 had been applied. The Company did not grant any stock options in 1995 or 1996, thus the adoption of SFAS No. 123 had no impact on the Company's consolidated financial position, results of operations or liquidity for the year ended December 31, 1996.


       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.


       RECLASSIFICATION

       The 1995 and 1994 financial statements have been reclassified, where appropriate, to conform to the 1996 financial statement presentation.

                   ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

 (2)   BUSINESS OPERATIONS

       The Company has experienced substantial operating losses over the past several years and has a working capital deficit of $680,770 at December 31, 1996. During 1996, the Company borrowed funds from affiliated companies to support operations. The Company has sought to minimize general and administrative expenses, however, losses may continue in future years which may require the Company to obtain additional funds from its affiliates. The Company's controlling stockholder is also the controlling stockholder of Advanced Contracting, Inc. (Advanced). The Company believes that it will be able to cause its affiliates to support the financing requirements of the Company for at least the next 12 months. There can be no assurance that the Company will be able to attain profitable operations.


 (3)   PROPERTY AND EQUIPMENT, NET

       Property and equipment, net at December 31, 1996 and 1995 consists of the following:


                                                         1996       1995
                                                        ------     ------

                      Automotive vehicles               55,177     25,678
                      Less accumulated depreciation     11,000     15,452
                                                        ------     ------

                                                        44,177     10,226
                                                        ======     ======


 (4)   INVESTMENTS

       On September 9, 1994 the Company purchased 40% of the outstanding common stock of ATC Real Estate and Development Corporation (ATC) through the Company's wholly - owned subsidiary, Advatex Real Estate Corporation, which was formed in the State of Delaware on August 18, 1994. The purchase price of $1,290,000 was paid from cash and cash equivalents held by the Company, of which $107,500 was paid in January 1995. ATC owns a 100% interest in a property known as Turnpike Plaza located in East Brunswick, New Jersey. ATC was formed by Advatex Real Estate Corporation and Advanced, a related entity (see note 6). ATC purchased Turnpike Plaza on September 9, 1994 for consideration of $3,226,000, which consisted of a $2,131,000 payment in cash, a commitment to repair the parking garage attached to the property at an estimated cost of $650,000, and assumptions of various liabilities, commitments and closing costs amounting to $445,000. In December 1996, ATC entered into a mortgage loan commitment with a financial institution to borrow up to $3,750,000. The loan is to be secured by Turnpike Plaza.

       The Company entered into a contract with ATC to manage and operate the property. The management fee for such services is 3% of the gross receipts of the property. The income recorded of $42,000, $20,568 and $5,550 in 1996, 1995 and 1994, respectively, for the management services provided by the Company is included in real estate management fee on the consolidated statements of operations.

                   ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

 (4), CONTINUED

       The Company provided construction management and financial management services to ATC in 1996 and 1995. The income recorded in 1996 and 1995 of $100,000 for such services provided by the Company is included in other revenue on the consolidated statements of operations. The Company did not provide these services for ATC in 1994.

       Summarized information for the investment accounted for by the equity method follows:

                                                        1996           1995
                                                     ----------     ---------

                  Current assets                     $  235,907       506,260
                  Property, net                       2,823,505     2,726,665
                  Other assets                          504,265       121,559
                                                     ----------     ---------

                                                     $3,563,677     3,354,484
                                                     ==========     =========

                  Liabilities                           549,778       400,316
                  Total stockholders' equity          3,013,899     2,954,168
                                                     ----------     ---------

                                                     $3,563,677     3,354,484
                                                     ==========     =========

                  Total net revenue                  $1,459,625     1,278,356
                                                     ==========     =========

                  Net income                         $   59,731        88,333
                                                     ==========     =========

                  Company's equity in net income     $   23,892        35,333
                                                     ==========     =========


 (5)   INCOME TAXES

       As the Company is in a loss carryforward position, no tax benefits were recorded relative to the losses incurred in 1996, 1995 and 1994.

       The tax effects of temporary differences that would give rise to deferred tax assets at December 31, 1996 and 1995 are presented below:

                                                           1996          1995
                                                        ----------     ---------

           Interest expense disallowance                $   26,450            --
           Accrued legal                                        --        21,380
           Net operating loss carryforwards              2,190,970     1,776,000
           Contribution carryover                           43,180        43,180
           Depreciation                                      3,790         1,940
                                                        ----------     ---------
                             Total gross deferred
                                tax assets               2,264,390     1,842,500

           Less valuation allowance                      2,264,390     1,842,500
                                                        ----------     ---------

                             Net deferred tax asset     $       --            --
                                                        ==========     =========

                   ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

 (5), CONTINUED

       The valuation allowance for deferred tax assets as of January 1, 1996 was $1,842,500. The net change in the total valuation allowance for the year ended December 31, 1996 was an increase of $421,892.

       The Company has available at December 31, 1996 net operating loss carryforwards of approximately $5.9 million which expire in the years 2006 to 2011.


 (6)   RELATED-PARTY TRANSACTIONS

       The Company's controlling stockholder owns 49% of ATC (see note 4). During the first three months of 1995, and for the year 1994, the Company leased office space at $36,000 per year on a month-to-month basis, and sublet a portion of it to Advanced at $3,000 per month. For 1996 and the last nine months of 1995 the Company leased office space provided by the controlling stockholder at $500 per month.

       Legal services are provided to the Company by a firm in which a director of the Company is a member. Legal fees billed by the firm were approximately $99,000, $67,000 and $7,000 in 1996, 1995 and 1994,
       respectively.

       Notes payable - affiliated companies consist of $325,000 due to ATC and $175,000 due to Advanced at December 31, 1996. There was no amount due to affiliated companies at December 31, 1995. The notes are due on demand and bear interest at the rate of 8%. The notes were converted into notes payable from accounts payable on December 31, 1996. The Company has received representation from the affiliated companies that payment on the notes will not be demanded unless the Company has arranged additional and sufficient funding or an alternate source of capital and in no event will payment be demanded prior to January 1, 1998.

       The notes receivable - affiliate of $146,500 at December 31, 1996, and the loans receivable - affiliate of $24,000 at December 31, 1995 are due from Sprint Recycling, Inc. which is owned 100% by the controlling stockholder of the Company. The note is due on demand and bears interest at the rate of 8%. The note was converted from loans receivable to a note receivable on December 31, 1996. The controlling stockholder of the Company has guaranteed the payment of the note receivable.

       The Company has a $37,500 investment at December 31, 1996 in IDF International, Inc. and subsidiaries (IDF) and a $12,500 note receivable from IDF. The note is due in 1999. A member of the Company's management is a member of the Board of Directors of IDF.

       Management believes that all of the foregoing arrangements are upon terms no less favorable to the Company than those which could be obtained from unrelated third parties.

                   ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

 (7)   STOCK OPTION AND INCENTIVE PLANS

       In June 1988, stockholders approved the Company's 1987 Stock Option Plan, which provides for the granting of both qualified and non-qualified options for the purchase of 200,000 shares of common stock. No options have been granted under this plan.

       In September 1988, the Board of Directors (the Board) adopted the 1988 Stock Incentive Plan (1988 Plan). The 1988 Plan provides for the issuance through September 1998 of 500,000 shares of common stock-based awards in the form of restricted common share grants and performance common share awards, as well as qualified and non-qualified options. Stock-based awards and qualified options may only be granted to employees and officers, while non-qualified options may be granted to consultants and others, as well as to employees and officers. The controlling stockholder is excluded from receiving any awards under the 1988 Plan. Vesting periods for all grants and awards under the 1988 Plan are determined at the discretion of the Board, except that incentive options must vest within a ten-year period from date of grant. The 1988 Plan expires on September 25, 1998.

       At December 31, 1996, 1995 and 1994, the Board had granted 126,500 shares of restricted stock under the 1988 stock-based awards program. The shares awarded are in the name of the employees, who have all the rights of a stockholder, subject to certain restrictions.

       At December 31, 1996, 1995 and 1994, Non-qualified Stock Options have been granted under the 1988 Plan for the purchase of an aggregate of 359,032 shares to officers, employees and consultants of the Company. The exercise prices for such options are from $.04 to $1.75 per share. No options were granted or exercised in 1996, 1995 or 1994. At December 31, 1996 and 1995, 276,448 shares are exercisable and 14,468 shares are available for grant under the 1988 Plan.

       The 1990 Stock Option Plan for Outside Directors provides for the issuance of non-qualified options to purchase shares of common stock to outside members of the Board. At December 31, 1996 and 1995, 60,000 options are exercisable at an average price of $2.916 per share. The Company has reserved 100,000 shares for issuance under this plan.


 (8)   COMMITMENTS AND CONTINGENCIES

       The Company leases certain facilities and equipment under arrangements accounted for as operating leases. Rent expense (net of sublease income) charged to operations under such arrangements aggregated approximately $6,000, $8,800 and $9,000 in 1996, 1995 and 1994, respectively.

       The Company had an employment agreement with the controlling stockholder which expired December 31, 1993. The agreement provided for a base salary of $100,000 and an annual bonus, not in excess of $500,000. The controlling stockholder elected to receive compensation in an amount less than his base salary for the years 1996, 1995 and 1994. The agreement also contained post-employment noncompete provisions and provided that the Company maintain term life insurance on the controlling stockholder's life in the amount of $1,000,000 for the benefit of his designated beneficiary.

                   ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

 (8), CONTINUED

       On June 24, 1993, the Mason Tender District Council fringe benefit funds, certain other industry funds and the District Council itself named the Company and certain other companies with whom the Company did business as defendants in a suit in the U.S. District Court for the Southern District of New York (92 CIV. 3572 (KTD)) under the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relation Act. The suit sought recovery in excess of one million dollars in actual damages and ten million dollars in punitive damages for the alleged nonpayment of union dues, fringe benefit contributions and other contributions allegedly required by the District Council's collective bargaining agreement. The suit was settled in a stipulation and order approved and entered by the court, to which the Company was a party, which called for a payment of $700,000. The payment of the entire settlement amount was made by Angela Donnolo, the wife of the controlling stockholder and chief executive officer, releasing the controlling stockholder and the Company from liability in the lawsuit. In order to reimburse Ms. Donnolo for the payment of the settlement, the Company made a cash payment of $100,000 and issued her a note in the amount of $600,000. The Note has no maturity date and bears interest at a rate of 8% per annum. The Company has received representation from Ms. Donnolo that payment on the note will not be demanded unless the Company has arranged additional and sufficient funding or an alternate source of capital and in no event will payment be demanded prior to April 30, 1998.

       The Company is currently a party to various other suits and claims arising out of the conduct of business. In the opinion of management, based in part on advice from legal counsel, the ultimate liability resulting from these pending suits and claims (after taking into account insurance coverage applicable to the events giving rise to such pending suits and claims) will not have a material adverse effect upon the consolidated financial position of the Company but may have a material effect upon future years' consolidated results of operations.

         (2) Exhibits
Exhibit Number                    Description
--------------                    -----------

3.1 Certificate of Incorporation. Incorporated by reference to Exhibit 3(i) to the Company's Registration Statement on Form S-18 (No. 33-16793-NY) (the "Registration Statement").

3.2 By-Laws. Incorporated by reference to Exhibit 3(ii) to the Registration Statement.

10 Employment agreement between the Company and Joseph P. Donnolo. Incorporated by reference to Exhibit 10(i) to Amendment No. 1 to the Registration Statement.

10.1 Agreement and line of credit between the Company and Bank Leumi Trust of NY, dated January 15, 1993. Incorporated by reference to Exhibit 10.2 to the Company's 1992 Annual Report on Form 10-K.

10.2 Lease from 1499-1501 Broadway Company of office space of 1501 Broadway, New York, New York dated August 24, 1987. Incorporated by reference to
       Exhibit 10.5 to the Company's 1987 Annual Report on Form 10-K.


10.3 The Amended 1990 Stock Option plan for Outside Directors. Incorporated by reference to Exhibit 10.3 to the Company's 1990 Annual Report on Form 10-K.


10.4 The Amended 1990 Stock Option plan for outside Directors. Incorporated by reference to Exhibit 10.4 to the Company's 1990 Annual Report on Form 10-K.

10.5   The Amended 1988 Stock Incentive plan. Incorporated by reference to
       Exhibit 10.5 to the Company's 1990 Annual Report on Form 10-K.

10.6 Subsidiaries of the Company. Incorporated by reference to Exhibit 10.6 to the Company's 1990 Annual Report on Form 10-K.


10.7 Lease from 1499-1501 Broadway Company of office space of 1501 Broadway, New York, New York, dated April 6, 1992. Incorporated by reference to
       Exhibit 10.7 to the Company's 1992 Annual Report on Form 10-K.

10.8   Management agreement, dated September 9, 1994.

Upon written request, the Company will provide any exhibit listed above to any stockholder of the Company at a price not to exceed the cost to the Company of providing such exhibit.

                                   Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Advatex Associates, Inc.


                                       By: /s/ Rohullah F. Lodin
                                          ------------------------
                                               Rohullah F. Lodin
                                               Chief Financial Officer
                                               and Chief Accounting Officer


Dated: March 24, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signatures                                Title                      Date
----------                                -----                      ----

/s/ Joseph P. Donnolo             Chairman of the                 March 24, 1997
------------------------          Board and Chief
    Joseph P. Donnolo             Executive Officer


/s/ Frank J. Fitzsimmons          Director                        March 24, 1997
------------------------
    Frank J. Fitzsimmons

                                EXHIBIT INDEX
                                -------------

Exhibit Number                    Description
--------------                    -----------

3.1 Certificate of Incorporation. Incorporated by reference to Exhibit 3(i) to the Company's Registration Statement on Form S-18 (No. 33-16793-NY) (the "Registration Statement").

3.2 By-Laws. Incorporated by reference to Exhibit 3(ii) to the Registration Statement.

10 Employment agreement between the Company and Joseph P. Donnolo. Incorporated by reference to Exhibit 10(i) to Amendment No. 1 to the Registration Statement.

10.1 Agreement and line of credit between the Company and Bank Leumi Trust of NY, dated January 15, 1993. Incorporated by reference to Exhibit 10.2 to the Company's 1992 Annual Report on Form 10-K.

10.2 Lease from 1499-1501 Broadway Company of office space of 1501 Broadway, New York, New York dated August 24, 1987. Incorporated by reference to
       Exhibit 10.5 to the Company's 1987 Annual Report on Form 10-K.


10.3 The Amended 1990 Stock Option plan for Outside Directors. Incorporated by reference to Exhibit 10.3 to the Company's 1990 Annual Report on Form 10-K.


10.4 The Amended 1990 Stock Option plan for outside Directors. Incorporated by reference to Exhibit 10.4 to the Company's 1990 Annual Report on Form 10-K.

10.5   The Amended 1988 Stock Incentive plan. Incorporated by reference to
       Exhibit 10.5 to the Company's 1990 Annual Report on Form 10-K.

10.6 Subsidiaries of the Company. Incorporated by reference to Exhibit 10.6 to the Company's 1990 Annual Report on Form 10-K.


10.7 Lease from 1499-1501 Broadway Company of office space of 1501 Broadway, New York, New York, dated April 6, 1992. Incorporated by reference to
       Exhibit 10.7 to the Company's 1992 Annual Report on Form 10-K.

10.8   Management agreement, dated September 9, 1994.