Form 10-Q
period 1997-03-31
ADVATEX ASSOCIATES INC
filed 1997-05-14
CIK 820906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________to______________

                         Commission file number 0-16450

                            ADVATEX ASSOCIATES, INC.
             (Exact name of Registrant as specified in its charter)


         Delaware                                                13-3453420
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)


605 West 48th Street, New York  N.Y.                10036
(Address of principal executive offices)           Zip Code

Registrant's telephone number, including area code: (212) 921-0600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes  X   No
    ---     ---

As of May 6, 1997 Registrant had 5,470,000 shares of its Common Stock, $.01 par value, outstanding.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION



                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31,        DECEMBER 31,
ASSETS                                                 1997              1996
                                                    ----------        ----------
                                                   (UNAUDITED)
Current assets:

Cash                                                $   38,236            82,572

Accounts Receivable - affiliate                         44,018            32,018

Prepaid insurance                                       20,000            30,000
                                                    ----------        ----------
   Total current assets                             $  102,254           144,590

Investment in affiliated companies                   1,347,559         1,347,559

Note receivable-affiliate                              146,500           146,500

Investment                                              37,500            37,500

Notes receivable                                        12,500            12,500

Property and equipment, net                             41,177            44,177
                                                    ----------        ----------

          Total assets                              $1,687,490         1,732,826
                                                    ==========        ==========

                                                                     (Continued)

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                                                   MARCH 31,       DECEMBER 31,
                                                     1997              1996
                                                  -----------       -----------
                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses             $   102,725           160,726
Notes payable-affiliated companies                    565,000           500,000
Accrued stock compensation                            164,634           164,634
                                                  -----------       -----------
     Total current liabilities                        832,359           825,360
                                                  -----------       -----------

Note payable - automobile                              26,274            26,274
Note payable - affiliate                              600,000           600,000

Stockholders' equity:

Common stock, $.01 par value
 Authorized 20,000,000 shares;
 5,403,250 shares issued                               54,032            54,032

Additional paid-in capital                          6,885,119         6,885,119

Accumulated deficit                                (6,627,524)       (6,575,189)

Treasury stock, at cost, 27,506
 shares                                               (82,770)          (82,770)
                                                  -----------       -----------

       Total stockholders' equity                     228,857           281,192
                                                  -----------       -----------

          Total liabilities and
          stockholders' equity                    $ 1,687,490         1,732,826
                                                  ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                   1997                1996
                                                -----------         -----------
Real estate management fee                      $    12,000              10,000

General and administrative
 expenses                                            52,360              55,097
                                                -----------         -----------
  Operating loss                                    (40,360)            (45,097)
                                                -----------         -----------

Other income (expense):

    Interest income                                      25                  30

    Interest expense                                 12,000                 -0-
                                                -----------         -----------
  Net loss                                          (52,335)            (45,067)
                                                ===========         ===========

Net loss per common share                       $     (0.01)              (0.01)
                                                -----------         -----------

Weighted average number of
  common shares outstanding                       5,470,000           5,470,000
                                                ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED MARCH 31,
                                                          1997          1996
                                                        ---------     ---------
Cash flows from operating activities:

  Net loss                                              $ (52,335)      (45,067)

Adjustments to reconcile net
 loss to net cash used in
   operating activities:

  Depreciation and amortization                             3,000           -0-

  Increase (decrease) in cash due to change in:
     Prepaid insurance                                     10,000           -0-
     Other current assets                                     -0-          (471)
     Accounts payable and accrued expenses                (58,001)      (75,512)
     Accounts receivable - affiliate                      (12,000)      (10,000)
     Loans receivable - affiliate                             -0-       (72,500)

                                                        ---------     ---------
Net cash used in operating activities                    (109,335)     (203,550)

Cash flows provided by financing
    activities-
     Notes payable-affiliated companies                    65,000       250,000

Cash flows used in investing activities-
    Purchase of machinery and equipment                       -0-       (20,084)
                                                        ---------     ---------

(Decrease) increase in cash and
    cash equivalents                                      (44,336)       26,366

Cash and cash equivalents at
    beginning of period                                    82,572        52,921
                                                        ---------     ---------

Cash and cash equivalents at
    end of period                                       $  38,236        79,287
                                                        =========     =========

     See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996

(1) BASIS OF PRESENTATION

The financial information for the three-month periods ended March 31, 1997 and 1996 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 1996 annual report on Form 10-K.

The results of operations for the three-month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

(2) FASB STATEMENT NO 128 "EARNINGS PER SHARE"

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.128, "Earnings Per Share", (Statement 128). Statement 128 supersedes APB Opinion No.15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earning per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces primary EPS

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

Statement 128 is effective for financial statements periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS is required to be restated to conform with Statement 128.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Revenue from the real estate management fee for the three-month period ended March 31, 1997 were $12,000 as compared to $10,000 for the same period in 1996. On September 9, 1994 the Company purchased 40% of the outstanding common stock of ATC Real Estate and Development Corporation ("ATC") through its wholly owned subsidiary, Advatex Real Estate Corporation ("AREC""). As part of this transaction the Company entered into a contract with ATC to manage and operate ATC's property. Under this agreement the Company receives 3% of annual gross receipt as a management fee. On April 11, 1997 ATC entered into a mortgage loan of $3,750,000 with a financial institution with ATC's property serving as a collateral. The term of the mortgage is 10 years with amortization of the principal over 20 years. The interest rate on this mortgage is 8.17%. The Company has been informed that ATC will determine how the net proceeds of the mortgage loan will be used in the near future.

General and administrative expenses were $52,360 for the three-months ended March 31, 1997 as compared to $55,097 for the same period in 1996.

Interest expense was $12,000 for the three-months ended March 31, 1997 as compared to no interest expense for the same period in 1996. Interest expense is accrued at 8% for the outstanding balance of the Note payable-affiliate during fiscal 1997 (see Part II - Item I - Legal Proceedings).

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES


The Board of Directors of the Company resolved, on May 5, 1997, to effect a merger between its two wholly-owned subsidiaries, AREC which owns shares of common stock of ATC and Alorex Corp., a New York corporation ("Alorex"), pursuant to which Alorex will be the surviving corporation.

No change in the assets, liabilities or other financial performance of the Company on a consolidated basis is effected by the merger.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's current ratio, that is, the ratio of current assets to current liabilities, was 0.12 to 1 as compared to 0.18 to 1 at December 31, 1996. Cash used in operating activities for the three months ended March 31, 1997 was $109,335 as compared to cash used in operating activities of $203,550 for the same period in 1996. The negative cash flow from operations for the current three-month period ended March 31, 1997 is primarily due to the net loss of 52,335 and a decrease in accounts payable and accrued expenses of $58,001, partially offset by a decrease in Prepaid insurance of $10,000.

The note receivable-affiliate of $146,500 at March 31, 1997 due from Sprint Recycling, Inc. has been guaranteed by the controlling stockholder.

The notes payable-affiliated companies of $565,000 at March 31, 1997 are due on demand. The Company has received representation from the affiliated companies that payment on the notes will not be demanded unless the Company

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

has arranged additional and sufficient funding or an alternate source of capital and in no event will payment be demanded prior to January 1, 1998

The Company has experienced substantial operating losses over the past several years. The Company has sought to minimize general and administrative expenses, however, losses may continue in the future years which may require the Company to obtain additional funds from its affiliates.

PART II - Other Information

Item 1

Legal Proceedings

On June 24, 1993, the Mason Tenders District Council fringe benefit funds, certain other industry funds and the District Council itself named the Company and certain other companies with whom the Company did business as defendants in a suit in the U.S. District Court for the Southern District of New York {92 CIV. 3572 (KTD)} under the Employee Retirement Income Security Act ("ERISA") and the Labor-Management Relation Act. The suit sought recovery in excess of one million dollars in actual damages and ten million dollars in punitive damages for the alleged nonpayment of union dues, fringe benefit contributions and other contributions allegedly required by the District Council's collective bargaining agreement. The suit was settled in a stipulation and order approved and entered by the court, to which the Company was a party, which called for a payment of $700,000. The payment of the entire settlement amount was made by Angela

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

Donnolo, the wife of the controlling stockholder who is the Company's chief executive officer, releasing the controlling stockholder and the Company from liability in the lawsuit. In order to reimburse Ms. Donnolo for the payment of the settlement, the Company made a cash payment to Mrs. Donnolo of $100,000 and issued her a note in the amount of $600,000. The Note has no maturity and will be due no earlier than April 23, 1997 and bears interest at a rate of 8% annually.

To management's knowledge, there are no other pending or contemplated legal proceedings against the Company that could be reasonably expected to have a material adverse effect on the Company's business or financial position.

Item 2

Changes in Securities.

No changes in securities during the quarter for which this Form 10-Q quarterly report is filed

Item 3

Defaults upon Senior Securities.

N/A.

Item 4

Submission of Matters to a Vote of Security Holders.

No matters have been filed for a vote to security holders.

Item 5

Other Information.

No other information reported during the quarter for which this Form 10-Q

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

quarterly report is filed.

Item 6

Exhibits and Reports on Form 8-K.

a) Exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

b) No reports on Form 8-K were filed during the quarter for which this Form 10-Q quarterly report is filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 14, 1997                  ADVATEX ASSOCIATES, INC.
                                        (Registrant)



                                         /s/ Joseph P. Donnolo
                                         -------------------------------
                                         Joseph P. Donnolo
                                         Chairman and Chief
                                         Executive Officer



                                         /s/ Rohullah F. Lodin
                                         -------------------------------
                                         Rohullah F. Lodin
                                         Chief Financial and Chief
                                         Accounting Officer



Date: May 14, 1997