Form 10-Q
period 1997-06-30
ADVATEX ASSOCIATES INC
filed 1997-08-14
CIK 820906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes  X   No ___

As of August 6, 1997 Registrant had 5,470,000 shares of its Common Stock, $.01 par value, outstanding.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION



                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                          JUNE 30,     DECEMBER 31,
ASSETS                                     1997            1996
------                                  ------------    --------
                                         (UNAUDITED)
Current assets:

Cash                                $     11,731         82,572

Accounts Receivable - affiliate           56,018         32,018

Prepaid insurance                         10,000         30,000

   Total current assets                   77,749        144,590
                                      ----------     ----------
Investment in affiliated companies     1,347,559      1,347,559

Note receivable-affiliate                146,500        146,500

Investment                                37,500         37,500

Notes receivable                          12,500         12,500

Property and equipment, net               38,177         44,177
                                      ----------     ----------

          Total assets               $ 1,659,985      1,732,826
                                      ==========     ==========



                                                                     (Continued)

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                                          JUNE 30,      DECEMBER 31,
                                            1997            1996
                                        -----------     ------------
                                        (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses   $  123,226        160,726
Notes payable-affiliated companies         565,000        500,000
Accrued stock compensation                 164,634        164,634

     Total current liabilities             852,860        825,360
                                       -----------     ----------

Note payable - automobile                   26,274         26,274
Note payable - affiliate                   600,000        600,000

Stockholders' equity:

Common stock, $.01 par value.
 Authorized 20,000,000 shares;
 5,403,250 shares issued                    54,032         54,032

Additional paid-in capital               6,885,119      6,885,119

Accumulated deficit                     (6,675,530)    (6,575,189)

Treasury stock, at cost, 27,506
 shares                                    (82,770)       (82,770)
                                        -----------     ----------

       Total stockholders' equity          180,851        281,192
                                        -----------     ---------

          Total liabilities and
          stockholders' equity          $1,659,985      1,732,826
                                       ============   ===========

See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES


                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,            JUNE 30,
                                 1997       1996       1997        1996
                               --------   -------    --------     -----
Real estate management fee   $  12,000     10,000     24,000      20,000


General and administrative
 expenses                       48,006     40,304    100,366      95,400

Operating loss                 (36,006)   (30,304)   (76,366)    (75,400)
                             ----------  ---------  ---------    --------

Other income (expense):

    Interest income                0           25         25          55
    Interest expense            12,000         -0-    24,000          -0-
                              ---------  ---------  ---------   ---------

  Net loss                     (48,006)   (30,279)  (100,341)    (75,345)
                             ==========  =========  =========   =========

Net loss per common share    $   (0.01)     (0.01)     (0.02)      (0.01)
                             ----------   ---------  --------   ---------

Weighted average number of
  common shares outstanding  5,470,000    5,470,000  5,470,000  5,470,000
                            ==========    ======== ===========  =========



See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED JUNE 30,
                                                         1997              1996
                                                     -----------         --------
Cash flows from operating activities:

  Net loss                                             $(100,341)         (75,345)

Adjustments to reconcile net
 loss to net cash (used in) provided
   by operating activities:

  Depreciation and amortization                            6,000              -0-

  Increase (decrease) in cash due to change in:
     Prepaid insurance                                    20,000              -0-
     Accounts payable and accrued expenses               (37,500)        (112,174)
     Accounts receivable - affiliate                     (24,000)          15,018
     Loans receivable - affiliate                            -0-          (72,500)
     Amount due to affiliated company                        -0-          289,981

Net cash (used in) provided by
     operating activities                               (135,841)          44,980

Cash flows provided by financing
    activities-
     Notes payable-affiliated companies                   65,000              -0-

Cash flows used in investing activities-
    Purchase of machinery and equipment                      -0-           (9,045)
    Investment in affiliated company                         -0-          (50,000)

Net cash used in investing activities                        -0-          (59,045)

Decrease in cash                                         (70,841)         (14,065)

Cash at beginning of period                               82,572           52,921
                                                       ---------         --------

Cash at end of period                                  $  11,731           38,856
                                                       =========         ========



See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

(1)      BASIS OF PRESENTATION

The financial information for the three and six-month periods ended June 30, 1997 and 1996 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of results for the interim periods.

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

The results of operations for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

Item 2
MANAGEMET'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

QUARTER TO QUARTER RESULTS

Revenue from the real estate management fee for the three-month period ended June 30, 1997 was $12,000 as compared to $10,000 for the same period in 1996. On September 9, 1994 the Company purchased 40% of the outstanding common stock of ATC Real Estate and Development Corporation ("ATC") through its wholly owned subsidiary, Advatex Real Estate Corporation ("AREC"). As part of this transaction the Company entered into a contract with ATC to manage and operate ATC's property. Under this agreement the Company receives 3% of annual gross receipts as a management fee. On April 11, 1997 ATC entered into a mortgage loan of $3,750,000 with a financial institution with ATC's property serving as a collateral. The term of the mortgage is 10 years with amortization of the principal over 20 years. The interest rate on this mortgage is 8.17%.

On May 5, 1997, the Board of Directors of the Company resolved, to effect a merger between its two wholly-owned subsidiaries, AREC which owns shares of common stock of ATC and Alorex Corp., a New York corporation ("Alorex"), pursuant to which Alorex will be the surviving corporation. This merger was completed in June 1997.

On July 31, 1997, ATC paid a cash dividend of $98,000 to Alorex in respect of its ownership of 40% of ATC's common stock as successor to AREC's

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

ownership.

In addition, on August 1, 1997, pursuant to a certain Redemption Agreement between ATC and Alorex, the 40% ownership of ATC by Alorex was redeemed by ATC for $2,054,557. The manner of payment consisted of $1,604,557 in cash and $450,000 in cancellation of certain indebtedness of Alorex to ATC. The Company will lose certain management fee and other income it received as a result of its 40% ownership of ATC.

At the same time as the redemption of the 40% ownership of ATC, all but one of the other shareholders of ATC similarly agreed to have their shares redeemed for the same purchase price per share. The remaining shareholder of ATC is Advanced Contracting, Inc, a majority shareholder of which is Joseph P. Donnolo, the President and chairman of the Company. The Company believes that the terms of the redemption are fair to the Company and the same as that which would have been obtained in an arm's-length transaction. The valuation of ATC which led to the pricing of the redemption was based in substantial part on an independent appraisal of ATC's principal asset, an office building in East Brunswick, New Jersey. The Company also believes that agreeing to redeem the 40% ownership of ATC is in the best interest of the Company. The Company will determine how the cash proceeds as a result of the redemption of 40% ownership of ATC will be used in the near future.

The Company will use the proceed from redemption of its 40% ownership of ATC to pay certain indebtedness and also to search for other business opportunity.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES


General and administrative expenses were $48,006 for the three-months ended June 30, 1997 as compared to $40,304 for the same period in 1996.

Interest expense was $12,000 for the three-months ended June 30, 1997 as compared to no interest expense for the same period in 1996. Interest expense is accrued at 8% for the outstanding balance of the note payable- affiliate during fiscal 1997 (see Part II - Item I - Legal Proceedings).

YEAR TO DATE RESULTS

Revenue from the real estate management fee for the six-month period ended June 30, 1997 was $24,000 as compared to $20,000 for the same period in 1996. As indicated above, following the redemption of the ATC shares, additional management fee income is not expected.

General and administrative expenses were $100,366 for the six-months ended June 30, 1997 as compared to $95,400 for the same period in 1996.

Interest expense was $24,000 for the six-months ended June 30, 1997 as compared to no interest expense for the same period in 1996. Interest expense is accrued at 8% for the outstanding balance of the note payable- affiliate during fiscal 1997 (see Part II - Item I - Legal Proceedings).

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company's current ratio, that is, the ratio of current assets to current liabilities, was 0.09 to 1 as compared to 0.18 to

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

1 at December 31, 1996. Cash used in operating activities for the six months ended June 30, 1997 was $135,841 as compared to cash provided by operating activities of $44,980 for the same period in 1996. The negative cash flow from operations for the current six-month period ended June 30, 1997 is primarily due to the net loss of $100,341, a decrease in Accounts receivable - affiliate of $24,000, and a decrease in accounts payable and accrued expenses of $37,500, partially offset by a decrease in Prepaid insurance of $20,000.

The note receivable-affiliate of $146,500 at June 30, 1997 due from Sprint Recycling, Inc. has been guaranteed by the controlling stockholder of the Company and Sprint Recycling.

The notes payable-affiliated companies of $565,000 at June 30, 1997 are due on demand. The Company has received representation from the affiliated companies that payment on the notes will not be demanded unless the Company has arranged additional and sufficient funding or an alternate source of capital and in no event will payment be demanded prior to January 1, 1998. As part of the redemption agreement $450,000 of the $565,000 has been cancelled as of August 1, 1997.

The Company has experienced substantial operating losses over the past several years. The Company has sought to minimize general and administrative expenses, however, losses may continue in the future years which may require the Company to obtain additional funds from its affiliates.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

PART II - Other Information

Item 1

Legal Proceedings

On June 24, 1993, the Mason Tenders District Council fringe benefit funds, certain other industry funds and the District Council itself named the Company and certain other companies with whom the Company did business as defendants in a suit in the U.S. District Court for the Southern District of New York {92 CIV. 3572 (KTD)} under the Employee Retirement Income Security Act ("ERISA") and the Labor-Management Relation Act. The suit sought recovery in excess of one million dollars in actual damages and ten million dollars in punitive damages for the alleged nonpayment of union dues, fringe benefit contributions and other contributions allegedly required by the District Council's collective bargaining agreement. The suit was settled in a stipulation and order approved and entered by the court, to which the Company was a party, which called for a payment of $700,000. The payment of the entire settlement amount was made by Angela Donnolo, the wife of the controlling stockholder who is the Company's chief executive officer, releasing the controlling stockholder and the Company from liability in the lawsuit. In order to reimburse Ms. Donnolo for the payment of the settlement, the Company made a cash payment to Mrs. Donnolo of $100,000 and issued her a note in the amount of $600,000. The Note has no maturity and will be due no earlier than September 30, 1997 and bears interest at a rate of 8% annually.

To management's knowledge, there are no other pending or contemplated legal proceedings against the Company that could be reasonably expected to have a

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

material adverse effect on the Company's business or financial position.

Item 2

Changes in Securities.

No changes in securities during the quarter for which this Form 10-Q quarterly report is filed

Item 3

Defaults upon Senior Securities.

N/A.

Item 4

Submission
of Matters to a Vote of Security Holders.

No matters have been filed for a vote to security holders.

Item 5

Other Information.

No other information reported during the quarter for which this Form 10-Q quarterly report is filed.

 Item 6

Exhibits and Reports on Form 8-K.

a) Exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

b) No reports on Form 8-K were filed during the quarter for which this Form 10-Q quarterly report is filed.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 1997                             ADVATEX ASSOCIATES, INC.
                                                  --------------------------
                                                   (Registrant)


                                                   Joseph P. Donnolo
                                                   -------------------------
                                                   Joseph P. Donnolo
                                                   Chairman and Chief
                                                   Executive Officer



                                                   Rohullah F. Lodin
                                                   -------------------------
                                                   Rohullah F. Lodin
                                                   Chief Financial and Chief
                                                   Accounting Officer



Date:  August 14, 1997