Form 10-Q
period 1997-09-30
ADVATEX ASSOCIATES INC
filed 1997-11-14
CIK 820906

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to _____________________

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

As of November 7, 1997 Registrant had 5,470,000 shares of its Common Stock, $.01 par value, outstanding.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION



                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1997              1996
                                                    ----------        ----------
                                                    (UNAUDITED)
ASSETS
Current assets:

Cash                                                $  934,533            82,572

Accounts Receivable - affiliate                        181,019            32,018

Prepaid insurance                                          -0-            30,000

                                                    ----------        ----------
   Total current assets                              1,115,552           144,590

Investment in affiliated companies                         -0-         1,347,559

Note receivable-affiliate                              146,500           146,500

Investment                                                 -0-            37,500

Notes receivable                                           -0-            12,500

Property and equipment, net                             37,177            44,177
                                                    ----------        ----------

          Total assets                              $1,299,229         1,732,826
                                                    ==========        ==========


                                                                     (Continued)

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     1997              1996
                                                  -----------       -----------
                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses             $    26,600           160,726
Notes payable-affiliated companies                     45,000           500,000
Accrued stock compensation                            164,634           164,634
                                                  -----------       -----------
     Total current liabilities                        236,234           825,360
                                                  -----------       -----------

Note payable - automobile                              26,274            26,274
Note payable - affiliate                                  -0-           600,000

Stockholders' equity:

Common stock, $.01 par value
 Authorized 20,000,000 shares;
 5,403,250 shares issued                               54,032            54,032

Additional paid-in capital                          6,885,119         6,885,119

Accumulated deficit                                (5,819,660)       (6,575,189)

Treasury stock, at cost, 27,506
 shares                                               (82,770)          (82,770)
                                                  -----------       -----------

       Total stockholders' equity                   1,036,721           281,192
                                                  -----------       -----------

          Total liabilities and
          stockholders' equity                    $ 1,299,229         1,732,826
                                                  ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                   1997           1996           1997           1996
                                ----------     ----------     ----------     ----------
Real estate management fee      $      -0-         10,000         24,000         30,000


General and administrative
 expenses                           91,204         46,684        191,571        142,085

Operating loss                     (91,204)       (36,684)      (167,571)      (112,085)
                                ----------     ----------     ----------     ----------

Other income (expense):
  Gain on sale of investment
   in affiliated companies         963,997            -0-        963,997            -0-
  Interest income                      -0-            -0-             25             55
  Interest expense                  16,922         36,000         40,922         36,000
                                ----------     ----------     ----------     ----------
  Net income (loss)                855,871        (72,684)       755,529       (148,030)
                                ==========     ==========     ==========     ==========

Net income (loss) per
  common share                  $     0.14          (0.01)          0.16          (0.03)
                                ----------     ----------     ----------     ----------

Weighted average number of
  common shares outstanding      5,470,000      5,470,000      5,470,000      5,470,000
                                ==========     ==========     ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                       1997            1996
                                                    -----------     -----------
Cash flows from operating activities:

  Net income (loss)                                 $   755,529        (148,030)

Adjustments to reconcile net income
 (loss) to net cash (used in) provided
   by operating activities:

  Depreciation and amortization                           7,000           1,000

  Gain on sale of investment in
    affiliated companies                               (963,997)            -0-

  Increase (decrease) in cash due to change in:
     Prepaid insurance                                   30,000             -0-
     Other current assets                                   -0-         (27,131)
     Accounts payable and accrued expenses             (134,127)       (133,506)
     Accounts receivable - affiliate                   (149,000)         15,018
     Interest payable                                       -0-          36,000
     Loans receivable - affiliate                           -0-        (122,500)
     Amount due to affiliated companies              (1,055,000)        404,981
                                                    -----------     -----------
Net cash (used in) provided by
     operating activities                            (1,509,595)         25,832

Cash flows provided by (used in)
 investing activities-
    Purchase of machinery and equipment                     -0-          (9,045)
    Proceeds from sales of assets                     2,361,556             -0-
    Investment in affiliated company                        -0-         (50,000)
                                                    -----------     -----------

Net cash provided by (used in)
  investing activities                                2,361,556         (59,045)

Increase (decrease) in cash                             851,961         (33,213)

Cash at beginning of period                              82,572          52,921
                                                    -----------     -----------

Cash at end of period                               $   934,533          19,708
                                                    ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996

(1)   BASIS OF PRESENTATION

The financial information for the three and nine-month periods ended September 30, 1997 and 1996 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of results for the interim periods.

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

The results of operations for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(2) FASB STATEMENT NO 128 "EARNINGS PER SHARE"

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.128, "Earnings Per Share", (Statement 128). Statement 128 supersedes APB Opinion No.15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earning per share (EPS) for entities with publicly held

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

common stock or potential common stock. Statement 128 replaces primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

Statement 128 is effective for financial statements periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS is required to be restated to conform with Statement 128.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

QUARTER TO QUARTER RESULTS

Revenue from the real estate management fee for the three-month period ended September 30, 1996 was $10,000 as compared to none for the same period in 1997. On September 9, 1994 the Company purchased 40% of the outstanding common stock of ATC Real Estate and Development Corporation ("ATC") through its wholly owned subsidiary, Advatex Real Estate Corporation ("AREC"). As part of this transaction the Company entered into a contract with ATC to manage and operate ATC's property. Under this agreement the Company receives 3% of annual gross receipts as a management fee. On April 11, 1997 ATC entered into a mortgage loan of $3,750,000 with a financial institution with ATC's property serving as a collateral. The term of the mortgage is 10 years with amortization of the principal over 20 years. The interest rate on this mortgage is 8.17%.

On May 5, 1997, the Board of Directors of the Company resolved to effect a merger between its two wholly-owned subsidiaries, AREC which owns shares of common stock of ATC and Alorex Corp., a New York corporation ("Alorex"), pursuant to which Alorex will be the surviving corporation. This merger was completed in June 1997.

On July 31, 1997, ATC paid a cash dividend of $98,000 to Alorex in respect of its ownership of 40% of ATC's common stock as successor to AREC's

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

ownership.

In addition, on August 1, 1997, pursuant to a certain Redemption Agreement between ATC and Alorex, the 40% ownership of ATC by Alorex was redeemed by ATC for $2,054,557. The manner of payment consisted of $1,604,557 in cash and $450,000 in cancellation of certain indebtedness of Alorex to ATC. The Company no longer receives certain management fee and other income it received as a result of its 40% ownership of ATC and has no revenue generating operations at this time.

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

The Company used part of the proceed from redemption of its 40% ownership of ATC to pay certain indebtedness. The Company will use the balance of the proceed from sale of investment in affiliated companies to search for other

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

business opportunity.

General and administrative expenses were $91,204 for the three months ended September 30, 1997 as compared to $46,684 for the same period in 1996. The increase in general and administrative expenses were as a result of additional professional fees used for and during sales of investment in affiliated companies.

Interest expense was $16,922 for the three months ended September 30, 1997 as compared to $36,000 for the same period in 1996. Interest expense is accrued at 8% for the outstanding balance of the note payable-affiliate during fiscal 1997 (see Part II - Item I - Legal Proceedings).

YEAR TO DATE RESULTS

Revenue from the real estate management fee for the nine-month period ended September 30, 1997 was $24,000 as compared to $30,000 for the same period in 1996. As indicated above, following the redemption of the ATC shares, additional management fee income will no longer be received.

General and administrative expenses were $191,571 for the nine months ended September 30, 1997 as compared to $142,085 for the same period in 1996. The increase in general and administrative expenses were as a result additional professional fees used for and during the sale of investment in affiliated companies.

Interest expense was $40,922 for the nine-months ended September 30, 1997

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

as compared to $36,000 for the same period in 1996. Interest expense is accrued at 8% for the outstanding balance of the note payable-affiliate during fiscal 1997 (see Part II - Item I - Legal Proceedings).

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's current ratio, that is, the ratio of current assets to current liabilities, was 4.72 to 1 as compared to 0.18 to 1 at December 31, 1996. Cash used in operating activities for the nine months ended September 30, 1997 was $1,509,595 as compared to cash provided by operating activities of $25,832 for the same period in 1996. The negative cash flow from operations for the current nine-month period ended September 30, 1997 is primarily due to the decrease in Amount due to affiliated company of $1,055,000, decrease in Accounts receivable affiliate of $149,000, decrease in Accounts payable and accrued expenses of $134,127 and gain on sales of investment in affiliated companies of $963,997 partially offset by Net income of $755,529.

The note receivable-affiliate of $146,500 at September 30, 1997 due from Sprint Recycling, Inc. (the sole shareholder of which is Joseph P. Donnolo, President of the Company) has been guaranteed by the controlling stockholder of the Company.

The Company has experienced substantial operating losses over the past several years. The Company has sought to minimize general and administrative expenses, however, losses may continue in the future years which may require the Company to obtain additional funds from its

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

affiliates.

PART II - Other Information

Item 1

Legal Proceedings

On June 24, 1993, the Mason Tenders District Council fringe benefit funds, certain other industry funds and the District Council itself named the Company and certain other companies with whom the Company did business as defendants in a suit in the U.S. District Court for the Southern District of New York {92 CIV. 3572 (KTD)} under the Employee Retirement Income Security Act ("ERISA") and the Labor-Management Relation Act. The suit sought recovery in excess of one million dollars in actual damages and ten million dollars in punitive damages for the alleged nonpayment of union dues, fringe benefit contributions and other contributions allegedly required by the District Council's collective bargaining agreement. The suit was settled in a stipulation and order approved and entered by the court, to which the Company was a party, which called for a payment of $700,000. The payment of the entire settlement amount was made by Angela Donnolo, the wife of the controlling stockholder who is the Company's chief executive officer, releasing the controlling stockholder and the Company from liability in the lawsuit. In order to reimburse Ms. Donnolo for the payment of the settlement, the Company made a cash payment to Mrs. Donnolo of $100,000 and issued her a note in the amount of $600,000. This Note was paid in full on September 15, 1997.

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



Date: November 14, 1997             ADVATEX ASSOCIATES, INC.
                                    (Registrant)



                                    /s/ Joseph P. Donnolo
                                    ---------------------------
                                    Joseph P. Donnolo
                                    Chairman and Chief
                                    Executive Officer



                                    /s/ Rohullah F. Lodin
                                    ---------------------------
                                    Rohullah F. Lodin
                                    Chief Financial and Chief
                                    Accounting Officer



Date: November 14, 1997