Form 10-K
period 1997-12-31
ADVATEX ASSOCIATES INC
filed 1998-03-31
CIK 820906

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                                -------------

                                  FORM 10-K
(MARK ONE)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934
[FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ---- ACT OF 1934
        For the transition period from _________________ to__________

                        Commission file number 0-16450

                           ADVATEX ASSOCIATES, INC.
            (Exact name of Registrant as specified in its charter)

      Delaware                                 13-3453420
      (State or other jurisdiction of             (I.R.S. Employer incorporation
      or organization)                            Identification No.)

      605 West 48th Street New York, NY        10036
      (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:   (212) 921-0600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock:
 .01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [X]

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 13, 1998, Registrant had 5,397,024 shares of its Common Stock outstanding. The market value of the Common Stock held by non-affiliates of the Registrant as of that date was $328,200.

            DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's definitive proxy statement for the 1997 Annual Meeting, which will be filed within 120 days of December 31, 1997 are incorporated by reference into Part III.

PART I :          ITEM 1.  BUSINESS
CORPORATE BACKGROUND AND ACTIVITIES

Advatex Associates, Inc. (the "Company") has been inactive since July 31, 1997 and is assessing various business opportunities. Prior to July 31, 1997, the Company provided property and construction management services to commercial office buildings.

The Company entered into a contract with ATC Real Estate and Development Corporation ("ATC") on September 9, 1994, to manage and operate the property known as Turnpike Plaza located at 197 Highway 18, East Brunswick, Middlesex County, New Jersey ("Turnpike Plaza") on a day to day basis under the direction of ATC. The management fee for such services was 3% of the annual gross receipts of the property.

This agreement was negotiated as part of the Company's investment of $1,290,000 in return for 40% of the common stock of ATC. The investment was made through the Company's wholly owned subsidiary, Advatex Real Estate Corporation (AREC), which was incorporated in the state of Delaware on August 18, 1994. ATC, a corporation incorporated in the state of Delaware on July 13, 1994, was formed by Advatex Real Estate Corporation and Advanced Contracting Corp., an affiliate of the Company, which owns 49% of the common stock of ATC. The remaining 11% of the outstanding stock of ATC was owned by other related parties.

Currently ATC has a 100% ownership interest in Turnpike Plaza. Turnpike Plaza was purchased by ATC on September 9, 1994 in consideration of $3,226,000, which consisted of a $2,131,000 payment in cash, a commitment to repair the parking garage attached to the property at an estimated cost of $650,000, and assumption of various liabilities, commitments and closing costs of approximately $445,000.

On April 11, 1997 ATC entered into a mortgage loan of $3,750,000 with a financial institution, with ATC's property (Turnpike Plaza) serving as a collateral. The term of the mortgage is 10 years with amortization of the principal over 20 years. The interest rate on this mortgage is 8.17%.

On May 5, 1997, the Board of Directors of the Company resolved to effect a merger between its two wholly-owned subsidiaries, AREC which owns shares of common stock of ATC and Alorex Corp., a New York Corporation ("Alorex"), pursuant to which Alorex would be the surviving corporation.
This merger was completed in June 1997.

On July 31, 1997, ATC paid a cash dividend of $98,000 to Alorex in respect of its ownership of 40% of ATC's common stock as successor to AREC's ownership.

In addition, on August 1, 1997, pursuant to a certain Redemption Agreement between ATC and Alorex, the 40% ownership of ATC by Alorex was redeemed by ATC for $2,054,556. The manner of payment consisted of $1,604,556 in cash and $450,000 in cancellation of certain indebtedness of Alorex to ATC. The Company no longer receives certain management fee and other income it received as a result of its 40% ownership of ATC and has no revenue generating operations at this time.

At the same time as the redemption of Alorex's 40% ownership of ATC, all but one of the other shareholders of ATC similarly agreed to have their shares redeemed for the same purchase price per share. The remaining shareholder of ATC is Advanced Contracting, Inc. the majority shareholder of which is Joseph P. Donnolo, the President and chairman of the Company. The Company believes that the terms of the redemption were fair to the Company and the same as that which would have been obtained in an arm's-length transaction. The valuation of ATC which led to the pricing of the ATC's principal asset, an office building in East Brunswick, New Jersey was conducted by an independent appraiser. The Company also believes that agreeing to redeem the 40% ownership of ATC was in the best interest of the Company.

The Company used part of the proceeds from the redemption of its 40% ownership of ATC to pay certain indebtedness. The Company will use the balance of the proceeds to search for other business opportunities.

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

PATENTS AND TRADEMARK
The Company was granted a service mark (SM)for its name and insignia by the
U. S. Patent Office on January 8, 1991. No other patents or proprietary rights are held by the Company.

EMPLOYEE
The Company currently has no employees.

ITEM 2.  PROPERTIES AND EQUIPMENT
On April 1, 1995 the Company canceled its month to month lease of an operating office in a building located in midtown Manhattan. The Company relocated its office to another building owned by the Company's controlling stockholder and chief executive officer, Mr. Joseph P. Donnolo. This space has been leased on a month to month basis at base rent of $500 per month.

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

The Company is currently a party to various other legal matters arising out of the conduct of the business. In the opinion of management, based in part on advice from legal counsel, the ultimate liability resulting from these pending suits and claims (after taking into account insurance coverage applicable to the events giving rise to such pending suits and claims) will not have a material adverse effect upon the consolidated financial position of the Company but may have a material effect upon future years consolidated results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held no annual meeting of stockholders since December 19, 1996, nor has any matter been submitted to a vote of security holders since such date.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS
The Company's Common Stock was quoted on the National Association of Securities Dealers Automated Quotation System until July 14, 1992.

On July 14, 1992 the Company stock was delisted from the National Association of Securities Dealers, Inc. as a result of not meeting certain criteria. As such, the Company's Common Stock is not currently traded on any public market and the stock price is not readily available.

As of March 17, 1998, there were 237 holders of record of the Company's Common Stock.

The Company has not paid dividends on its Common Stock. It is management's present intention not to declare or pay dividends on its Common Stock, but to retain the earnings for reinvestment in the future operations of the Company.

ITEM 6.           SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial information of the Company for the fiscal years 1997, 1996, 1995, 1994, and 1993.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K. (See Financial Statements and Supplementary Data).

                                     Year Ended December 31,
                                     (In thousands,except per
                                       share data amounts)

Income Statement Data:       1997    1996     1995      1994    1993
----------------------       ----    ----     ----      ----    ----

Real estate management
  fee.....................$    24      42       21         6       -

Other revenue.............$     -     100      100         -       -

Contract revenue and
  referral fees...........$     -       -        -       150   4,508

Cost of contract revenues $     -       -        -         -   4,383
Provision for doubtful
  accounts................$     -       -        -         -     170

General and administrative
  expenses................$   274     368      889       705   1,101
Restructuring costs.......$     -       -        -         -     343
Operating loss............$  (250)   (226)    (768)     (549) (1,488)
Other income (expense):

  Interest Income.........$   115       -        3        33      28

  Interest expense........$   (43)    (48)      (8)        -     (28)

  Gain on disposal of
    automobile............$     -       5        -         -       -

  Gain on sale of
    investments...........$   866       -        -         -       -

Income (Loss) before
  equity in operations
   of investee............$   688    (269)    (773)     (516) (1,488)

Equity in operation of
  investee ...............$     -      24       35        (2)      -

Income (loss) before
  provision for taxes.... $   688    (245)    (738)     (518) (1,488)
Provision for income
  taxes...................$    12       -        -         -       -

Net income (loss).........$   676    (245)    (738)     (518) (1,488)

                               Year Ended December 31,
                              (In thousands, except per
                                 share data amounts)

                                   1997     1996    1995     1994    1993
                                  ------   ------  ------   ------  -----
Net income (loss) per
  common share.............$        .13     (.05)     (.14)   (.10)   (.28)
Weighted average shares
  outstanding .............       5,397    5,397     5,397   5,397   5,397

Balance Sheet Data:

Working capital............$        793     (681)     (208)    (42)  1,758

Total assets...............$      1,227    1,733     1,426   1,929   2,142

Total liabilities..........$        270    1,452       900     665     360

Total stockholders' equity.$        957      281       526   1,264   1,782

Book value per common share
  at year end..............$        .18      .05       .10     .23     .33

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997, AS COMPARED WITH YEAR ENDED DECEMBER 31, 1996.

Real estate management fees for 1997 were $24,000 as compared to $42,000 during fiscal 1996. The Company's management fee was 3% of the Turnpike Plaza rental income. This decrease is a direct result of the Company's redemption of the 40% ownership of ATC. The Company has not received management fees since August 1, 1997.

Other revenue was $100,000 for 1996 as compared to no other revenue for 1997. The Company provided construction management and financial management to ATC during 1996. During 1997 such services were not provided by the Company to ATC.

The Company had no contract revenues or referral fees for fiscal 1997 and 1996. In the second quarter of 1993, management changed the manner in which the Company conducts its business by ceasing all field operations. For the first two quarters of 1994 the Company generated revenue by collecting fees for referring projects to independent companies which entered into contractual relationships directly with the clients. The referral fees during the last two quarters of 1994 were minimal and such operations ceased as of October 1994.

The operating loss for fiscal 1997 is $250,256 as compared to an operating loss of $226,087 for fiscal 1996.

Interest expense for 1997 was $42,301 as compared to $48,000 in 1996. The interest expense for 1997 and 1996 is a result of the accrual of interest on a note payable issued to the wife of the controlling stockholder of the Company. This note was repaid in full in August 1997. (See Note 8c of Notes to Consolidated Financial Statements).

Gain on disposal of an automobile was $5,229 for fiscal 1996. During fiscal 1996, as a result of an accident, the Company disposed of a vehicle with a net book value of $10,225. The insurance proceeds were $15,454, which resulted in the gain.

Gain on sale of investments was $865,997 for fiscal 1997. In August 1997, ATC redeemed the 1,200 shares (40% ownership) held by the Company for aggregate proceeds of $2,054,556. The gain recognized in this transaction was $706,997. The Company also sold its 209,000 shares of IDF International Inc., a New York corporation. The proceeds of $209,000 from such sale resulted in a gain of $159,000

During 1997, the Company realized $114,755 of interest and dividend income due to the funds it received from the aforementioned proceeds and its investment in ATC.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996, AS COMPARED WITH YEAR ENDED DECEMBER 31, 1995.

Real estate management fees for 1996 were $42,000 as compared to $20,568 during fiscal 1995. The Company's management fee is 3% of Turnpike Plaza rental income therefore, this increase is a direct result of the Turnpike Plaza increased rental income during fiscal 1996.

Other revenue was $100,000 for both 1996 and 1995. During 1996 and 1995 the Company provided construction management and financial management to ATC. The fee for such services was credited to other income.

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

The operating loss for fiscal 1996 was $226,087 as compared to an operating loss of $768,696 for fiscal 1995.

Interest expense for 1996 was $48,000 as compared to $8,000 in 1995. The increase of interest expense for 1996 is a result of the accrual of interest on a note payable issued to the wife of the controlling stockholder of the Company for the full year as compared to two months in 1995.

Gain on disposal of an automobile was $5,229 for fiscal 1996. During fiscal 1996, as a result of an accident, the Company disposed of a vehicle with a net book value of $10,225. The insurance proceeds were $15,454, which resulted in the gain.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's current ratio (current assets to current liabilities) was 4.13 to 1 as compared to 0.18 to 1 at December 31, 1996. For the year ended December 31, 1997, the Company experienced a negative cash flow from operations of $421,652 as compared with a negative cash flow from operations of $284,401 for the prior year. During the current year, the Company generated cash flow from investing activities, aggregating a net of approximately $1,164,000 which resulted primarily from the redemption of its investment. (See Note 4 of Note to Consolidated Financial Statements).

The Company's immediate goal is to minimize its operating losses. In this regard, expenses have been reduced to a minimum. However, the Company's long term goal is to explore and use its resources in a real estate or construction related business opportunity with long term growth potential although, there can be no assurance that the Company can achieve this goal.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the report of auditors thereon are included in Item 14 of this Form 10-K.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

The accounting firm of KPMG Peat Marwick LLP (the "Former Accountants") served as the Company's independent auditors for the years ended December 31, 1996 and 1995. On December 3, 1997, the Former Accountants was dismissed by the Company and Lazar Levine & Felix LLP was appointed as the Company's new independent auditors. Former Accountants report on the Company's financial statements for the years ended December 31, 1996 and 1995, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During this period there was no disagreement with Former Accountants on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreement, if not resolved to Former Accountants satisfaction, would have caused Former

Accountants to make reference to the subject matter of the disagreement in connection with its report. The dismissal was not as a result of any disagreements during the registrant's two most recent fiscal years or any subsequent interim period concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The dismissal was as a result of the efforts and desires of the Company to reduce the costs associated with preparing its annual audited financial statements.

         The Former Accountants' report on the financial statements for either of the past two years never contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to dismiss the Former Accountants was recommended and approved by the Board of Directors of the Company. There was never any authorization of the Former Accountants by the Company to fully respond to inquiries of successor accountants concerning the subject matter of any disagreement as provided for in Item 304 of Regulation S-K, because no such disagreements ever took place. However, such authorization, should it have been relevant, would have been given.

         There were, in addition, in compliance with Regulation S-K Item 304(a)(1)(iv), never any disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if there were any, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         During the Company's two most recent fiscal years and any subsequent interim period preceding such dismissal there were never any disagreements, nor any audit or similar committee of the board of directors or Board of Directors discussions regarding the following :

                  1) The Former Accountants having advised the Company that the internal controls necessary for the Company to develop reliable financial statements do not exist;

                  2) the Former Accountants having advised the Company that information has come to the Former Accountants' attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management;

                  3) (a) the Former Accountants having advised the Company of the need to expand significantly the scope of its audit, or that information has come to the Former Accountants' attention during the time period covered by Item 304(a)(1)(iv) of Regulation S-K, that if further investigated may (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements, and
(b) due to the Former Accountants' dismissal, the Former Accountants did not so expand the scope of its audit or conduct such further investigation; and

         4) (a) the Former Accountants having advised the Company that information has come to the Former Accountant's attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and (b) due to the Former Accountants' dismissal, the issue has not been resolved to the Former Accountants' satisfaction prior to its dismissal.


PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    NAME              AGE    TITLE AND PERIOD OF SERVICE


Joseph P. Donnolo      54     Chairman of The Board and
                              Chief Executive Officer since 1987.

Frank J. Fitzsimmons   51     Partner, Fitzsimmons & Ringle, P.C.,
                              Director, Secretary of the Corporation
                              since 1987.

James J. Gruba         57     President, James J. Gruba and Company
                              Director of the Corporation since 1987.

Rohullah F. Lodin      36     Chief Financial Officer and
                              Chief Accounting Officer since 1992.

Mr. Donnolo has been Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in August 1987. Mr. Donnolo is the founder and controlling shareholder of the Company and its predecessor companies.

Mr. Fitzsimmons has been general counsel to the Company since its formation. Mr. Fitzsimmons was first elected a director of the Company in 1987 and in April 1989 was elected to act as a non-salaried Corporate Secretary of the Company. Mr. Fitzsimmons has been a practicing attorney with, and a principal of, the firm of Fitzsimmons & Ringle, P.C. in Newark, New Jersey since 1986, and prior thereto was a sole legal practitioner in Newark, New Jersey. Mr. Fitzsimmons is also a director of Ragon Corporation, Inc.

Mr. Gruba has been president of James J. Gruba & Co., a private real estate investment concern, since 1989. He was first elected a director of the Company in 1988. Previously, Mr. Gruba has been a Senior Vice President for Westpac Pollack Government Securities, Inc. since July 1988. Mr. Gruba has been a

Vice President with Dillon, Read & Co. and since 1986, he has been a Director of Whole Loans at Morgan Stanley & Co.

Mr. Lodin joined the Company in February 1988 as Corporate Controller. In September of 1992, Mr. Lodin was promoted to his present position of Chief Financial Officer and Chief Accounting Officer. Mr. Lodin was a Director of IDF International, Inc. and Hayden Wegman, Inc. from April 15, 1996 until August 1997. Previously Mr. Lodin had been Controller for P.R.Y. Law Firm from January 1987 until February 1988. Prior to that, he was an Accounting Manager for Techland System, Inc. from June 1985.

ITEM 11.   EXECUTIVE COMPENSATION

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which proxy statement is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Registrant's fiscal year, which proxy statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         TRANSACTIONS WITH MANAGEMENT AND OTHERS

The Company has in the past and may in the future enter into certain transactions with affiliates of the Company. It is anticipated that such transactions will be entered into at a fair market value for the transaction. Additional information regarding these transactions can be found in Item 1. Business, Item 8. Financial Statements and Supplementary Data, "Note 6. Related-party transactions" and in Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

            (a) The following documents are filed as a part of this report on Form 10-K:
            (1) Consolidated financial statements of the Company for the years ended December 31, 1997, 1996 and 1995 required to be filed by Item 8 and 14(d) of Form 10-K. See Index to Consolidated Financial Statements of the Company.

            (2) Exhibits

Exhibit Number                    Description
3.1         Certificate of Incorporation.  Incorporated by reference to
            Exhibit 3(i) to the Company's Registration Statement on Form S-18 (No. 33-16793-NY) (the "Registration Statement").

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

(b) On December 3, 1997 a Form 8-K was filed reporting a change to the registrant's certifying accountant.

                                                     SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Advatex Associates, Inc.


                                             By: /s/ Rohullah F. Lodin
                                             Rohullah F. Lodin
                                             Chief Financial Officer
                                             and Chief Accounting Officer

                                             By:/s/Joseph P. Donnolo
                                             Joseph P. Donnolo
                                             Chief Executive Officer

Dated: March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signatures                        Title                       Date

/s/Joseph P. Donnolo        Chairman of the               March 27, 1998
Joseph P. Donnolo           Board and Chief
                            Executive Officer


/s/ Frank J. Fitzsimmons    Director                      March 27, 1998
------------------------
Frank J. Fitzsimmons

                        INDEX TO FINANCIAL STATEMENTS


                                                                     PAGE(S)

Independent Auditors' Report - Current Auditor                        F - 2
Independent Auditors' Report - Prior Auditor                          F - 3

Consolidated Financial Statements:
     Consolidated Balance Sheets - December 31, 1997 and 1996         F - 4
     Consolidated Statements of Operations - Years Ended
     December 31, 1997, 1996 and 1995                                 F - 5
     Consolidated Statements of Changes in Shareholders' Equity -
     Years Ended December 31, 1997, 1996 and 1995                     F - 6

     Consolidated Statements of Cash Flows - Years Ended
     December 31, 1997, 1996 and 1995                                 F - 7

Notes to Financial Statements                                         F - 8

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Advatex Associates, Inc.

We have audited the consolidated balance sheet of Advatex Associates, Inc. and subsidiaries as of December 31, 1997 and the consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advatex Associates, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.







                                                      LAZAR LEVINE & FELIX LLP


New York, New York
March 10, 1998

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Advatex Associates, Inc.

We have audited the consolidated financial statements of Advatex Associates, Inc. and subsidiaries as listed in the accompanying index insofar as they relate to December 31, 1996 and the two year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advatex Associates, Inc and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1996 in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP

February 21, 1997
Short Hills, New Jersey

                            ADVATEX ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                   - ASSETS -

                                                         1997        1996
                                                      ----------  ----------

CURRENT ASSETS:
    Cash                                              $  815,804  $   82,572
    Accounts receivable - affiliate                      181,019      32,018
    Prepaid expenses and other current assets             49,230      30,000
                                                      ----------  ----------

TOTAL CURRENT ASSETS                                   1,046,053     144,590
                                                      ----------  ----------

PROPERTY AND EQUIPMENT, NET (NOTES 2F AND 3)              35,177      44,177
                                                      ----------  ----------

OTHER ASSETS:
    Investment in affiliated company (Notes 2g and 4)      -       1,347,559
    Note receivable - affiliate (Note 6d)                146,500     146,500
    Investment (Note 6e)                                   -          37,500
    Notes receivable (Note 6e)                             -          12,500
                                                      ----------  ----------
                                                      $1,227,730  $1,732,826
                                                      ----------  ----------
                                                      ----------  ----------

                   - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
    Accounts payable and accrued expenses             $   76,107  $  160,726
    Accrued stock compensation                           164,634     164,634
    Notes payable - affiliated companies (Note 6c)         -         500,000
    Income taxes payable (Notes 2d and 5)                 12,000        -
                                                      ----------  ----------

TOTAL CURRENT LIABILITIES                                252,741     825,360
                                                      ----------  ----------

LONG-TERM LIABILITIES:
    Note payable - automobile                             17,602      26,274
    Note payable - affiliate (Note 8c)                     -         600,000
                                                      ----------  ----------
                                                          17,602     626,274
                                                      ----------  ----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY (NOTE 7):
    Common stock, $.01 par value, authorized
      20,000,000 shares; 5,403,250 shares issued          54,032      54,032
    Additional paid-in capital                         6,885,119   6,885,119
    Accumulated deficit                               (5,898,994) (6,575,189)
    Treasury stock, at cost - 6,226 shares               (82,770)    (82,770)
                                                      ----------  ----------
                                                         957,387     281,192
                                                      ----------  ----------
                                                      $1,227,730  $1,732,826
                                                      ----------  ----------
                                                      ----------  ----------

         See accompanying notes to consolidated financial statements.

                            ADVATEX ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                               1997        1996        1995
                                            ----------  ----------  ----------

REVENUES:
    Real estate management fees (Note 4)    $   24,000  $   42,000  $   20,568
    Other revenue (Note 4)                        -        100,000     100,000
                                            ----------  ----------  ----------
                                                24,000     142,000     120,568
COSTS AND EXPENSES:
    General and administrative expenses        274,256     368,087     889,264
                                            ----------  ----------  ----------

LOSS FROM OPERATIONS                          (250,256)   (226,087)   (768,696)
                                            ----------  ----------  ----------

OTHER INCOME (EXPENSE):
    Interest and dividend income (Note 4)      114,755         121       3,152
    Interest expense                           (42,301)    (48,000)     (8,000)
    Gain on disposal of fixed assets              -          5,229        -
    Gain on sale of investments
      (Notes 4 and 6e)                         865,997        -           -
                                            ----------  ----------  ----------
                                               938,451     (42,650)     (4,848)
                                            ----------  ----------  ----------

INCOME (LOSS) BEFORE EQUITY IN OPERATIONS
    OF INVESTEE                                688,195    (268,737)   (773,544)

    Equity in operations of investee (Note 4)     -         23,892      35,333
                                            ----------  ----------  ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                        688,195    (244,845)   (738,211)

    Provision for income taxes
      (Notes 2d and 5)                          12,000       -           -
                                            ----------  ----------  ----------

NET INCOME (LOSS)                           $  676,195  $ (244,845) $ (738,211)
                                            ----------  ----------  ----------
                                            ----------  ----------  ----------

BASIC/DILUTED EARNINGS (LOSS) PER SHARE
  (NOTE 2E)                                       $.13       $(.05)      $(.14)
                                                  ====       =====       =====

WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON SHARE EQUIVALENTS OUTSTANDING     5,397,024   5,397,024   5,397,024
                                            ----------  ----------  ----------
                                            ----------  ----------  ----------


         See accompanying notes to consolidated financial statements.

                            ADVATEX ASSOCIATES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                    Additional                                        Total
                                                         Common      Paid-in          Accumulated     Treasury     Shareholders'
                                                         Stock        Capital          Deficit          Stock         Equity

Balance at January 1, 1995                              $54,032     $6,885,119       $(5,592,133)      $(82,770)     $1,264,248

Net loss                                                   -            -               (738,211)          -           (738,211)
                                                        -------     ----------       -----------       --------      ----------

Balance at December 31, 1995                             54,032      6,885,119        (6,330,344)       (82,770)        526,037

Net loss                                                   -            -               (244,845)          -           (244,845)
                                                        -------     ----------       -----------       --------      ----------

Balance at December 31, 1996                             54,032      6,885,119        (6,575,189)       (82,770)        281,192

Net income                                                 -            -                676,195           -            676,195
                                                        -------     ----------       -----------       --------      ----------

BALANCE AT DECEMBER 31, 1997                            $54,032     $6,885,119       $(5,898,994)      $(82,770)     $  957,387
                                                        -------     ----------       -----------       --------      ----------
                                                        -------     ----------       -----------       --------      ----------




         See accompanying notes to consolidated financial statements.

                            ADVATEX ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                           1997         1996         1995
                                                                                        ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                   $  676,195   $(244,845)   $  (738,211)
    Adjustments to reconcile net loss to net cash (used in) operating activities:
      Depreciation and amortization                                                          9,000      11,000          8,000
      Gain on disposal of fixed assets                                                        -         (5,229)          -
      Gain on sale of investments                                                         (865,997)       -              -
      Equity in operations of investee                                                        -        (23,892)       (35,333)
    Increase (decrease) in cash due to changes in:
      Accounts receivable - affiliate                                                     (149,001)    (17,000)         6,793
      Prepaid expenses                                                                     (19,230)    (30,000)        33,985
      Loans receivable - affiliate                                                            -           -           (24,000)
      Other current assets                                                                    -           -            17,796
      Accounts payable and accrued expenses                                                (84,619)     25,565       (257,498)
      Accounts payable - affiliate                                                            -           -          (107,500)
      Income taxes payable                                                                  12,000        -              -
                                                                                        ----------   ---------    -----------
        NET CASH (USED IN) OPERATING ACTIVITIES                                           (421,652)   (284,401)    (1,095,968)
                                                                                        ----------   ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes receivable - affiliate                                                  -       (122,500)         -
    Purchase of investment                                                                    -        (37,500)         -
    Increase in notes payable - affiliated companies                                          -        500,000          -
    Increase (decrease) in notes receivable                                                 12,500     (12,500)         -
    Proceeds from disposal of assets                                                          -         15,455          -
    Proceeds from sale of investments                                                    2,251,056        -             -
    Notes repaid to affiliate                                                             (500,000)       -             -
    Additions to property and equipment                                                       -        (55,177)         -
                                                                                        ----------   ---------    -----------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                                        1,763,556     287,778          -
                                                                                        ----------   ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes payable - affiliate                                                             (600,000)       -           600,000
    Notes payable - auto                                                                    (8,672)     26,274           -
                                                                                        ----------   ---------    -----------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (608,672)     26,274        600,000
                                                                                        ----------   ---------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           733,232      29,651       (495,968)

    Cash and cash equivalents at beginning of year                                          82,572      52,921        548,889
                                                                                        ----------   ---------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $  815,804   $  82,572    $    52,921
                                                                                        ----------   ---------    -----------
                                                                                        ----------   ---------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    (i)  Cash paid during the year for:
          Taxes                                                                         $     -      $    -       $      -
          Interest                                                                          90,301       8,000           -

    (ii) During 1996, the Company converted loans receivable - affiliate of $24,000 to a note receivable.


         See accompanying notes to consolidated financial statements.

                           ADVATEX ASSOCIATES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE YEARS ENDED DECEMBER 31, 1997



NOTE   1   -     NATURE OF BUSINESS AND BASIS OF PRESENTATION:

                 Through 1992, Advatex Associates, Inc. ("the Company") provided asbestos removal and other related abatement services. Such services were provided primarily to commercial office buildings in the New York metropolitan area. During 1993, management discontinued field operations related to asbestos removal and sought new business opportunities. In September 1994 the Company purchased a 40% interest in a company that owns and operates a commercial real estate property (see Note 4 regarding sale of this investment). The Company has been inactive since July 31, 1997 and is assessing various business opportunities.

                 The Company has experienced substantial operating losses over the past several years and had a working capital deficit of $680,770 at December 31, 1996. During 1996, the Company borrowed funds from affiliated companies to support operations and the Company has sought to minimize general and administrative expenses. The Company's controlling shareholder is also the controlling shareholder of Advanced Contracting, Inc. ("Advanced"). During 1997, the Company sold certain of its investments (see Notes 4 and 6) and as of December 31, 1997, had cash of $815,804 and working capital of $793,312. The Company repaid all affiliated loans in 1997 and believes that it has enough cash to support its financing requirements for at least the next 12 months. There can be no assurance that the Company will be able to attain profitable operations.


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        (A)      PRINCIPLES OF CONSOLIDATION:

                 The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. In June 1997, the two subsidiaries, Advatex Real Estate Corp. and Alorex Corp., merged with Alorex Corp. being the surviving
                 corporation.   All significant intercompany accounts and
                 transactions have been eliminated in consolidation.

        (B)      USE OF ESTIMATES:

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

        (C)      FINANCIAL INSTRUMENTS:

                 Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosures of the fair value of certain financial instruments. The carrying amounts of receivables, accounts payable and accrued expenses approximate fair value due to the short-term maturity of such instruments.

                           ADVATEX ASSOCIATES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE YEARS ENDED DECEMBER 31, 1997


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (D)      INCOME TAXES:

                 The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.

        (E)      EARNINGS (LOSS) PER SHARE:

                 The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS
                 128), which has changed the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings (loss) per share on the face of the income statement. Prior period loss per share data has been restated in accordance with Statement 128. The income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and common equivalent shares outstanding during each period.

        (F)      PROPERTY AND EQUIPMENT:

                 Property and equipment are recorded at cost. For financial reporting purposes, automotive vehicles are being depreciated using the straight-line method over the estimated useful lives of the assets. For income tax purposes, accelerated methods are used.

        (G)      INVESTMENT IN AFFILIATED COMPANY:

                 The Company accounts for its 40% ownership interest in the common stock of an affiliate using the equity method (see Note 4 regarding sale of this investment).

        (H)      STOCK OPTION PLAN:

                 Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company did not grant any stock options in 1995, 1996 or 1997, thus the adoption of SFAS No. 123 had no impact on the Company's consolidated financial position, results of operations or liquidity for those years.

                           ADVATEX ASSOCIATES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE YEARS ENDED DECEMBER 31, 1997


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (I)      RECLASSIFICATION:

                 The 1996 and 1995 financial statements have been reclassified, where appropriate, to conform to the 1997 financial statement presentation.


NOTE   3   -     PROPERTY AND EQUIPMENT, NET:

                 Property and equipment, net at December 31, 1997 and 1996 consists of the following:

                                                        1997          1996
                                                      ---------     ---------

                       Automotive vehicles            $55,177        $55,177
                       Less: accumulated depreciation  20,000         11,000
                                                      -------        -------
                                                      $35,177        $44,177
                                                      =======        =======

NOTE   4   -     INVESTMENTS:

                 On September 9, 1994, the Company purchased 40% (1,200 shares) of the outstanding common stock of ATC Real Estate and Development Corporation ("ATC") through the Company's wholly-owned subsidiary, Advatex Real Estate Corporation, which was formed in the State of Delaware on August 18, 1994. The purchase price of $1,290,000 was paid from cash and cash equivalents held by the Company, of which $107,500 was paid in January 1995. ATC owns a 100% interest in a property known as Turnpike Plaza located in East Brunswick, New Jersey. ATC was formed by Advatex Real Estate Corporation and Advanced, a related entity (see Notes 1 and 6). ATC purchased Turnpike Plaza on September 9, 1994 for consideration of a $2,131,000 payment in cash, a commitment to repair the parking garage attached to the property at an estimated cost of $650,000, and assumptions of various liabilities, commitments and closing costs amounting to $445,000. In December 1996, ATC entered into a mortgage loan commitment with a financial institution to borrow up to $3,750,000. The loan was secured by Turnpike Plaza.

                 The Company entered into a contract with ATC to manage and operate the property. The management fee for such services was 3% of the gross receipts of the property. The income reported of $24,000, $42,000 and $20,568 in 1997, 1996 and 1995,
                 respectively, for the management services provided by the Company is included in real estate management fees on the consolidated statements of operations.

                 The Company provided construction management and financial management services to ATC in 1996 and 1995. The income recorded in 1996 and 1995 of $100,000 each year for such services provided by the Company is included in other revenue on the consolidated statements of operations.

                           ADVATEX ASSOCIATES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE YEARS ENDED DECEMBER 31, 1997


NOTE   4   -     INVESTMENTS (CONTINUED):

                 Summarized information for the investment accounted for by the equity method follows:

                                                 1996               1995
                                             -------------      ------------

                 Current assets              $  235,907         $  506,260
                 Property, net                2,823,505          2,726,665
                 Other assets                   504,265            121,559
                                             ----------         ----------
                                             $3,563,677         $3,354,484
                                             ==========         ==========

                 Liabilities                    549,778         $  400,316
                 Total shareholders' equity   3,013,899          2,954,168
                                             ----------         ----------
                                             $3,563,677         $3,354,484
                                             ==========         ==========

                 Total net revenue           $1,459,625         $1,278,356
                                             ==========         ==========

                 Net income                  $   59,731         $   88,333
                                             ==========         ==========

                 Company's equity in net
                   income                    $   23,892         $   35,333
                                             ==========         ==========

                 In July 1997, the Company received a cash dividend of $98,000 from ATC. In August 1997, ATC redeemed the 1,200 shares held by the Company for aggregate proceeds of $2,054,556. The gain recognized in this transaction was $706,997, which included the Company's equity in net income for the period from January 1, 1997 through August 1997.

NOTE   5   -     INCOME TAXES:

                 As the Company is in a loss carryforward position, no tax benefits were recorded relative to the losses incurred in 1996 and 1995. The provision for income taxes for 1997 consists of the following:

                     CURRENT:
                            Federal - net of benefit of net
                              operating loss carryforward            $12,000
                            State and local                             -
                                                                     -------
                                                                     $12,000
                                                                     =======

                 The tax effects of temporary differences that would give rise to deferred tax assets at December 31, 1997 and 1996 are presented below:
                                                      1997          1996
                                                   -----------   -----------

                 Interest expense disallowance     $     -       $    26,450
                 Net operating loss carryforwards   1,900,000      2,190,970
                 Contribution carryover                43,180         43,180
                 Depreciation                           1,815          3,790
                                                   ----------    -----------

                 Total gross deferred tax assets    1,944,995      2,264,390

                 Less valuation allowance           1,944,995      2,264,390
                                                   ----------    -----------

                 NET DEFERRED TAX ASSET            $     -       $      -
                                                   ==========    ===========

                           ADVATEX ASSOCIATES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE YEARS ENDED DECEMBER 31, 1997


NOTE   5   -     INCOME TAXES (CONTINUED):

                 The Company has available operating loss carryforwards for federal tax purposes of approximately $5,000,000. These losses expire in various years beginning in 2006 and may result in deferred tax assets. The Company has recognized this asset but has provided a 100% valuation allowance since there is no assurance that the Company will be able to utilize this asset in the near future. This allowance will be evaluated at the end of each year, considering both positive and negative evidence concerning the realizability of the asset, and will be adjusted accordingly.


NOTE   6   -     RELATED PARTY TRANSACTIONS:

        (A)      The Company's controlling shareholder owns 49% of ATC (see Note
                 4). Through March 1995, the Company leased office space at $36,000 per year on a month-to-month basis, and sublet it to Advanced at $3,000 per month. Effective April 1995 the Company is leasing office space provided by the controlling shareholder at $500 per month.

        (B) Legal services are provided to the Company by a firm in which a director of the Company is a member. Legal fees billed by the firm were approximately $11,321, $99,000 and $67,000 in 1997,
                 1996 and 1995, respectively.

        (C) Notes payable - affiliated companies consist of $325,000 due to ATC and $175,000 due to Advanced at December 31, 1996. The notes were due on demand and bear interest at the rate of 8% per annum. The notes were converted into notes payable from accounts payable on December 31, 1996. The Company had received representation from the affiliated companies that payment on the notes would not be demanded unless the Company arranged additional and sufficient funding or an alternate source of capital and in no event will payment be demanded prior to January 1, 1998. In August 1997, these notes were repaid in full.

        (D) The note receivable - affiliate of $146,500 at December 31, 1997 and 1996, is due from Sprint Recycling, Inc. which is owned 100% by the controlling shareholder of the Company. The note is due on demand and bears interest at the rate of 8% per annum. The note was converted from loans receivable to a note receivable on December 31, 1996. The controlling shareholder of the Company guaranteed the payment of the note receivable. In January 1998, subsequent to the balance sheet date, the Company received full payment of this note.

        (E) The Company had a $37,500 investment at December 31, 1996, in IDF International, Inc. and subsidiaries ("IDF") and a $12,500 note receivable from IDF. The note was due in 1999. A member of the Company's management is a member of the Board of Directors of IDF. During 1997, payment of this note was received and the Company sold this investment recognizing a gain of $159,000.

                 Management believes that all of the foregoing arrangements are upon terms no less favorable to the Company than those which could be obtained from unrelated third parties.

                           ADVATEX ASSOCIATES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE YEARS ENDED DECEMBER 31, 1997

NOTE   7   -     STOCK OPTION AND INCENTIVE PLANS:

                 In June 1988, shareholders approved the Company's 1987 Stock Option Plan, which provides for the granting of both qualified and non-qualified options for the purchase of 200,000 shares of common stock. No options have been granted under this plan.

                 In September 1988, the Board of Directors ("the Board") adopted the 1988 Stock Incentive Plan ("1988 Plan"). The 1988 Plan provides for the issuance through September 1998 of 500,000 shares of common stock-based awards in the form of restricted common share grants and performance common share awards, as well as qualified and non-qualified options. Stock-based awards and qualified options may only be granted to employees and officers, while non-qualified options may be granted to consultants and others, as well as to employees and officers. The controlling shareholder is excluded from receiving any awards under the 1988 Plan. Vesting periods for all grants and awards, under the 1988 Plan, are determined at the discretion of the Board, except that incentive options must vest within a 10-year period from date of grant. The 1988 Plan expires on September 25, 1998.

                 At December 31, 1997, 1996 and 1995, the Board had granted 126,500 shares of restricted stock under the 1988 stock-based awards program. The shares awarded are in the name of the employees, who have all the rights of a shareholder, subject to certain restrictions.

                 At December 31, 1997, 1996 and 1995, non-qualified Stock Options have been granted under the 1988 Plan for the purchase of an aggregate of 359,032 shares to officers, employees and consultants of the Company. The exercise prices for such options range from $.04 to $1.75 per share. No options were granted or exercised in 1997, 1996 and 1995. At December 31, 1997 and 1996, 276,448 shares are exercisable and 14,468 shares are available for grant under the 1988 Plan.

                 The 1990 Stock Option Plan for Outside Directors provides for the issuance of non-qualified options to purchase shares of common stock to outside members of the Board. At December 31, 1997 and 1996, 60,000 options are exercisable at an average price of $2.916 per share. The Company has reserved 100,000 shares for issuance under the plan.

                 See also Note 2h.


NOTE   8   -     COMMITMENTS AND CONTINGENCIES:

        (A) The Company leases certain facilities and equipment under arrangements accounted for as operating leases. Rent expense (net of sublease income) charged to operations under such arrangements aggregated approximately $6,000, $6,000 and $8,800 in 1997, 1996 and 1995, respectively.

                           ADVATEX ASSOCIATES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE YEARS ENDED DECEMBER 31, 1997

NOTE   8   -     COMMITMENTS AND CONTINGENCIES (CONTINUED):

        (B) The Company had an employment agreement with the controlling shareholder which expired December 31, 1993. The agreement provided for a base salary of $100,000 and an annual bonus, not in excess of $500,000. The controlling shareholder elected to receive compensation in an amount less than his base salary for the years subsequent to the expiration date. The agreement also contained post-employment non-compete provisions and provided that the Company maintains term life insurance on the controlling shareholder's life in the amount of $1,000,000 for the benefit of his designated beneficiary.

        (C) On June 24, 1993, the Mason Tender District Council fringe benefit funds, certain other industry funds and the District Council itself named the Company and certain other companies with whom the Company did business as defendants in a suit in the U.S. District Court for the Southern District of New York (92 CIV. 3572 (KTD)) under the Employee Retirement Income Security Act (ERISA) and the Labor-Management Relation Act.
                 The suit sought recovery in excess of $1 million dollars in actual damages and $10 million dollars in punitive damages for the alleged non-payment of union dues, fringe benefit contributions and other contributions allegedly required by the District Counsel's collective bargaining agreement. The suit was settled in a stipulation and order approved and entered by the court, to which the Company was a party, which called for a payment of $700,000. The payment of the entire settlement amount was made by Angela Donnolo, the wife of the controlling shareholder and chief executive officer, releasing the controlling shareholder and the Company from liability in the lawsuit. In order to reimburse Ms. Donnolo for the payment of the settlement, the Company made a cash payment of $100,000 and issued her a note in the amount of $600,000. The note had no maturity date and interest was calculated at a rate of 8% per annum. The Company had received representation from Ms. Donnolo that payment on the note would not be demanded unless the Company had arranged additional and sufficient funding or an alternate source of capital and in no event would payment be demanded prior to April 30, 1998. In September 1997, the Company repaid this note in full.

        (D) The Company is currently a party to various other legal matters arising out of the conduct of the business. In the opinion of management, based in part on advice from legal counsel, the ultimate liability resulting from these pending suits and claims (after taking into account insurance coverage applicable to the events giving rise to such pending suits and claims) will not have a material adverse effect upon the consolidated financial position of the Company but may have a material effect upon future years' consolidated results of operations.