Form 10-Q
period 1998-03-31
ADVATEX ASSOCIATES INC
filed 1998-05-15
CIK 820906

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             -----------

                              FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

As of May 7, 1998 Registrant had 5,397,024 shares of its Common Stock, $.01 par value, outstanding.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

Part I - Financial Information

                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                       March 31,     December 31,
Assets                                   1998            1997
------                               ------------    ----------
                                      (unaudited)
Current assets:

Cash                                  $  941,404        815,804
Accounts Receivable - affiliate          181,019        181,019
Prepaid expenses                          27,829         49,230
                                      ----------     ----------
   Total current assets                1,150,252      1,046,053

Note receivable-affiliate                    -0-        146,500

Property and equipment, net               33,175         35,177
                                      ----------     ----------
          Total assets                $1,183,427      1,227,730
                                      ==========     ==========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable and accrued expenses   $   49,106         76,107
Income Taxes - Payable                      12,000         12,000
Accrued stock compensation                 164,634        164,634
                                        ----------     ----------
     Total current liabilities             225,740        252,741
                                        ----------     ----------

Note payable - automobile                   17,602         17,602

Stockholders' equity:

Common stock, $.01 par value.
 Authorized 20,000,000 shares;
 5,403,250 shares issued                    54,032         54,032

Additional paid-in capital               6,885,119      6,885,119
Accumulated deficit                     (5,916,296)    (5,898,994)
Treasury stock, at cost, 27,506
 shares                                    (82,770)       (82,770)
                                        -----------     ----------

       Total stockholders' equity          940,085        957,387
                                        -----------     ---------

          Total liabilities and
          stockholders' equity          $1,183,427      1,227,730
                                       ============   ===========


See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Three Months Ended
                                            March 31,
                                       1998         1997
                                     -------       ------
Real estate management fee         $     -0-       12,000


Less:
 General and administrative
  expenses                            20,802       52,360
                                   ----------    ---------
                                     (20,802)     (40,360)
                                   ----------    ---------

   Interest income                     3,500           25

   Interest expense                      -0-       12,000
                                   ----------    ---------
   Net loss                          (17,302)     (52,335)
                                   ==========    =========

Net loss per common share          $    (0.0)       (0.01)
                                   ----------    ---------

Weighted average number of
  common shares outstanding         5,397,024    5,397,024
                                   ==========    =========




See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                         Three Months   Ended March 31,
                                             1998            1997
                                          ----------      ---------
Cash flows from operating activities:

  Net loss                               $   (17,302)       (52,335)

Adjustments to reconcile net loss to
  net cash used by operating activities:

  Depreciation                                 2,002          3,000

  Increase (decrease) in cash due
   to change in:
     Prepaid Expenses                         21,401         10,000
     Accounts payable and accrued expenses   (27,001)       (58,001)
     Accounts receivable - affiliate             -0-        (12,000)
                                          ----------      ---------
Net cash used in operating activities        (20,900)      (109,336)

Cash flows provided by
 financing activities-
  Notes payable - affiliated companies           -0-         65,000
  Notes receivable-affiliated companies      146,500            -0-
                                          ----------      ---------

Net cash provided by financing
   activities                                146,500         65,000
                                          ----------      ---------

Increase (decrease) in cash                  125,600        (44,336)

Cash at beginning of period                  815,804         82,572
                                          ----------      ---------

Cash at end of period                     $  941,404         38,236
                                          ==========      =========




See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                             March 31, 1998 and 1997

(1)      Basis of Presentation
The financial information for the three-month periods ended March 31, 1998 and 1997 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 1997 annual report on Form 10-K.

The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Revenue from the real estate management fee for the three-month period ended March 31, 1997 was $12,000 as compared to none for the same period in 1998. On September 9, 1994 the Company purchased 40% of the outstanding common stock of ATC Real Estate and Development Corporation ("ATC") through its wholly owned subsidiary, Advatex Real Estate Corporation ("AREC"). As part of this transaction the Company entered into a contract with ATC to manage and operate ATC's property. Under this agreement the Company received 3% of annual gross receipts as a management fee. On April 11, 1997 ATC entered into a mortgage loan of $3,750,000 with a financial institution with ATC's property serving as a collateral. The term of the mortgage is 10 years with amortization of the principal over 20 years. The interest rate on this mortgage is 8.17%.

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

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

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

At the same time as the redemption of the 40% ownership of ATC, all but one of the other shareholders of ATC similarly agreed to have their shares redeemed for the same purchase price per share. The remaining shareholder of ATC is Advanced Contracting, Inc., a majority shareholder of which is Joseph P. Donnolo, the President and chairman of the Company. The Company believes that the terms of the redemption are fair to the Company and the same as that which would have been obtained in an arm's-length transaction. The valuation of ATC which led to the pricing of the redemption was based in substantial part on an independent appraisal of ATC's principal asset, an office building in East Brunswick, New Jersey. The Company also believes that agreeing to redeem the 40% ownership of ATC is in the best interest of the Company.

The Company used part of the proceeds from redemption of its 40% ownership of ATC to pay certain indebtedness. The Company will use the balance of the proceeds from the sale of investment in affiliated companies to search for other business opportunities.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

General and administrative expenses were $20,802 for the three months ended March 31, 1998 as compared to $52,360 for the same period in 1997. The decrease in general and administrative expenses were as a result of reduced administrative activities.

Interest expense was $12,000 for the three months ended March 31, 1997 as compared to none for the same period in 1998. Interest expense was paid at 8% for the outstanding balance of the note payable-affiliate during fiscal 1997. In September 1997 the Company repaid this note in full, therefore, no interest expense accrued during the current period. (see Part II - Item I -Legal Proceedings).

Interest income was $3,500 for the three months ended March 31, 1998 as compared to none for the same period in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's current ratio, that is, the ratio of current assets to current liabilities, was 5.09 to 1 as compared to 4.14 to 1 at December 31, 1997. Cash used in operating activities for the three months ended March 31, 1998 was $20,900 as compared to $109,336 for the same period in 1997. The negative cash flow from operations for the current three-month period ended March 31, 1998 is primarily due to the net loss of $17,302.

The Company has experienced substantial operating losses over the past

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

several years. The Company has sought to minimize general and administrative expenses, however, losses may continue in the future years which may require the Company to obtain additional funds from its affiliates or other third party sources. There can be no assurance as to the availibility and terms of such funding.

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

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

of $100,000 and issued her a note in the amount of $600,000. This Note was paid in full on September 15, 1997.

To management's knowledge, there are no other pending or contemplated legal proceedings against the Company that could be reasonably expected to have a material adverse effect on the Company's business or financial position.

Item 2

Changes in Securities.
No changes in securities during the quarter for which this Form 10-Q quarterly report is filed.

Item 3

Defaults upon Senior Securities.
N/A.

Item 4

Submission of Matters to a Vote of Security Holders.

No matters have been submitted for a vote to security holders during the quarter for which this form 10-Q is filed.

Item 5

Other Information.
No other information reported during the quarter for which this Form 10-Q quarterly report is filed.

Item 6

Exhibits and Reports on Form 8-K.
a) Except as set forth below exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

Exhibit      Item
-------      -----
27.1         Financial  Data Schedule

b) No reports on Form 8-K were filed during the quarter for which this Form 10-Q quarterly report is filed.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 1998          ADVATEX ASSOCIATES, INC.


                                  /s/ Joseph P. Donnolo
                                  -----------------------------------
                                  (Registrant)
                                  Joseph P. Donnolo
                                  Chairman and Chief
                                  Executive Officer



                                  -----------------------------------
                                  Rohullah F. Lodin
                                  Chief Financial and Chief
                                  Accounting Officer



Date:  May 14, 1998

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES


              Exhibit Index
              -------------
27.1      Financial Data Schedule