Form 10-Q
period 1998-06-30
ADVATEX ASSOCIATES INC
filed 1998-08-14
CIK 820906

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q

(MARK ONE)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                  OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________________to______________

                    Commission file number 0-16450

                       ADVATEX ASSOCIATES, INC.
        (Exact name of Registrant as specified in its charter)

          Delaware                                13-3453420
------------------------------                 ------------------
State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                  Identification No.)

605 West 48th Street, New York  N.Y.                10036
---------------------------------------            --------
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

Yes  X   No ___

As of August 6, 1998 Registrant had 5,470,000 shares of its Common Stock, $.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

                                                                      Page of
                                                                     Form 10-Q
                                                                     ---------
Item 1. Financial Statements

         Balance Sheets/Liabilities and Shareholder's Equity
                  as of June 30, 1998                                    3

         Statement of Operations for the three months
                  ended June 30, 1998.                                   4

         Statement of Cash Flows for the three months
                  ended June 30, 1998                                    5

         Notes to Financial Statements                                 6-7

Item 2. Management's Discussion and Analysis of Plan
                  of Operation                                        7-10

---------------------------------------------------------------
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

FINANCIAL STATEMENTS AND SCHEDULES ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

PART I - FINANCIAL INFORMATION

                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                            JUNE 30,    DECEMBER 31,
ASSETS                                       1998          1997
------                                    -----------   ------------
                                          (UNAUDITED)

Current assets:

Cash                                      $  915,852     $  815,804
Accounts Receivable - affiliate              181,019        181,019
Prepaid insurance                             17,828         49,230
                                          ----------     ----------
         Total current assets              1,114,699      1,046,053

Note receivable-affiliate                        -0-        146,500

Property and equipment, net                   31,177         35,177
                                          ----------     ----------
          Total assets                    $1,145,876     $1,227,730
                                          ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses     $   24,161     $   76,107
Income taxes payable                          12,000         12,000
Accrued stock compensation                   164,634        164,634
                                          ----------     ----------
     Total current liabilities               200,795        252,741
                                         -----------     ----------
Note payable - automobile                     17,602         17,602

Stockholders' equity:

Common stock, $.01 par value.
 Authorized 20,000,000 shares;
 5,403,250 shares issued                      54,032         54,032

Additional paid-in capital                 6,885,119      6,885,119
Accumulated deficit                       (5,928,902)    (5,898,994)
Treasury stock, at cost, 27,506
 shares                                      (82,770)       (82,770)
                                          ----------     ----------
       Total stockholders' equity            927,479        957,387
                                          ----------     ----------

          Total liabilities and
          stockholders' equity            $1,145,876     $1,227,730
                                          ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                    -------------------   --------------------
                                      1998       1997       1998        1997
                                    --------   --------   --------    --------

Real estate management fee          $    -0-     12,000        -0-      24,000

General and administrative
 expenses                             16,106     48,006     36,908     100,366
                                    --------   --------   --------    --------

Operating loss                       (16,106)   (36,006)   (36,908)    (76,366)
                                    --------   --------   --------    --------

Other income (expense):
    Interest income                    3,500        -0-      7,000          25
    Interest expense                     -0-     12,000        -0-      24,000
                                    --------   --------   --------    --------

  Net loss                           (12,606)   (48,006)   (29,908)   (100,341)
                                    ========   ========   ========   =========

Net loss per common share           $  (0.00)     (0.01)     (0.01)      (0.02)
                                    --------   --------   --------    --------

Weighted average number of
  common shares outstanding        5,470,000  5,470,000  5,470,000   5,470,000
                                   =========  =========  =========   =========



See accompanying notes to condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                          1998          1997
                                                        --------     ---------
Cash flows from operating activities:

  Net loss                                              $(29,908)    $(100,341)

Adjustments to reconcile net
 loss to net cash (used in) provided
   by operating activities:

  Depreciation and amortization                           4,000          6,000

  Increase (decrease) in cash due to change in:

     Prepaid insurance                                   31,402         20,000
     Accounts payable and accrued expenses              (51,946)       (37,500)
     Accounts receivable - affiliate                        -0-        (24,000)
     Loans receivable - affiliate                           -0-            -0-
     Note receivable - affiliate                        146,500            -0-
                                                       --------       --------

Net cash provided by (used in)
     operating activities                               100,048       (135,841)

Cash flows provided by financing
    activities-
     Notes payable-affiliated companies                     -0-         65,000
                                                       --------       --------
Decrease in cash                                        100,048        (70,841)

Cash at beginning of period                             815,804         82,572
                                                       --------       --------
Cash at end of period                                  $915,852       $ 11,731
                                                       ========       ========


See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

(1)      BASIS OF PRESENTATION

         The financial information for the three and six-month periods ended June 30, 1998 and 1997 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of results for the interim periods.

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

         The results of operations for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) FASB STATEMENT NO 128 "EARNINGS PER SHARE"

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.128, "Earnings Per Share", (Statement 128). Statement 128 supersedes APB Opinion No.15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. Statement 128 replaces primary EPS and Fully Diluted EPS with

         Basic EPS and Diluted EPS, respectively. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

         Statement 128 is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS is required to be restated to conform with Statement 128.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

QUARTER TO QUARTER RESULTS

         Revenue from the real estate management fee for the three-month period ended June 30, 1997 was $12,000 as compared to none for the same period in 1998. On September 9, 1994 the Company purchased 40% of the outstanding common stock of ATC Real Estate and Development Corporation ("ATC") through its wholly owned subsidiary, Advatex Real Estate Corporation ("AREC"). As part of this transaction the Company entered into a contract with ATC to manage and operate ATC's property. Under this agreement the Company received 3% of annual gross receipts as a management fee. On April 11, 1997 ATC entered into a mortgage loan of $3,750,000 with a financial institution with ATC's property serving as a collateral. The term of the mortgage is 10 years with amortization of the principal over 20 years. The interest rate on this mortgage is 8.17%.

         On May 5, 1997, the Board of Directors of the Company resolved to effect a merger between its two wholly-owned subsidiaries, AREC, which owns shares of common stock of ATC, and Alorex Corp., a New York corporation ("Alorex"), pursuant to which Alorex would be the surviving corporation. This merger was completed in June 1997.

         On July 31, 1997, ATC paid a cash dividend of $98,000 to Alorex in respect of its ownership of 40% of ATC's common stock as successor to AREC's ownership.

         In addition, on August 1, 1997, pursuant to a certain Redemption Agreement between ATC and Alorex, the 40% ownership of ATC by Alorex was redeemed by ATC for $2,054,557. The manner of payment consisted of $1,604,557 in cash and $450,000 in cancellation of certain indebtedness of Alorex to ATC. Accordingly, the Company no longer receives the management fee and other income it received as a result of its 40% ownership of ATC and has no revenue generating operations at this time.

         At the same time as the redemption of the 40% ownership of ATC, all but one of the other shareholders of ATC similarly agreed to have their shares redeemed for the same purchase price per share. The remaining shareholder of ATC is Advanced Contracting, Inc, a majority shareholder of which, Joseph P. Donnolo, is the President and Chairman of the Company. The Company believes that the terms of the redemption are fair to the Company and the same as those which would have been obtained in an arm's-length transaction. The valuation of ATC, which led to the pricing of the redemption was based in substantial part on an independent appraisal of ATC's principal asset, an office building in East Brunswick, New Jersey. The Company also believes that agreeing to redeem the 40% ownership of ATC was in the best interest of the Company.

         The Company used part of the proceeds from redemption of its 40% ownership of ATC to pay certain indebtedness. The Company will use the balance of the proceeds from the sale of investment in affiliated companies to search for other business opportunities.

         General and administrative expenses were $16,106 for the three months ended June 30, 1998 as compared to $48,006 for the same period in 1997. This difference results primarily from legal fees incurred in 1997 which were not incurred in 1998.

         Interest expenses were $12,000 for the three months ended June 30, 1997 as compared to no interest expenses for the same period in 1998. Interest expense was accrued at 8% for the outstanding balance of the note payable-affiliate during fiscal 1997 (see Part II - Item I - Legal Proceedings).

YEAR TO DATE RESULTS

         Revenue from the real estate management fee for the six month period ended June 30, 1997 was $24,000 as compared to none for the same period in 1998. As indicated above, following the redemption of the ATC shares, there was no longer fee income.

         General and administrative expenses were $36,908 for the six months ended June 30, 1998 as compared to $100,366 for the same period in 1997. This difference results primarily from legal fees incurred in 1997 which were not incurred in 1998.

         Interest expense was $24,000 for the six months ended June 30, 1997 as compared to no interest expense for the same period in 1998. Interest expense was accrued at 8% for the outstanding balance of the note payable-affiliate during fiscal 1997 (see Part II - Item I - Legal Proceedings).

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company's current ratio, that is, the ratio of current assets to current liabilities, was 5.55 to 1 as compared to 4.14 to 1 at December 31, 1997. Cash provided by operating activities for the six months ended June 30, 1998 was $100,048 as compared to cash used in operating activities of $135,841 for the same period in 1997. The positive cash flow from operations for the current six-month period ended June 30, 1998 is primarily due to the decrease of Note Receivable-Affiliate of $146,500, partially offset by a net loss of $29,908.

         The Company has experienced substantial operating losses over the past several years. The Company has sought to minimize general and administrative expenses, however, losses may continue in the future years which may require the Company to obtain additional funds from its affiliates or other third party sources. There can be no assurance as to the availability and terms of such funding.

PART II - Other Information
Item 1
Legal Proceedings

         On June 24, 1993, the Mason Tenders District Council fringe benefit funds, certain other industry funds and the District Council itself, named the Company and certain other companies with whom the Company did business, as defendants in a suit in the U.S. District Court for the Southern District of New York {92 CIV. 3572 (KTD)} under the Employee Retirement Income Security Act ("ERISA") and the Labor-Management Relation Act. The suit sought recovery in excess of one million dollars in actual damages and ten million dollars in punitive damages for the alleged nonpayment of union dues, fringe benefit contributions and other contributions allegedly required by the District Council's collective bargaining agreement. The suit was settled in a stipulation and order approved and entered by the court, to which the Company was a party, which called for a payment of $700,000. The payment of the entire settlement amount was made by Angela Donnolo, the wife of the controlling stockholder who is the Company's chief executive officer, releasing the controlling stockholder and the Company from liability in the lawsuit. In order to reimburse Ms. Donnolo for the payment of the settlement, the Company made a cash payment to Mrs. Donnolo of $100,000 and issued her a note in the amount of $600,000. This Note was paid in full on September 15, 1997.

         To management's knowledge, there are no other pending or contemplated legal proceedings against the Company that could be reasonably expected to have a material adverse effect on the Company's business or financial position.

Item 2

Changes in Securities.

There were no changes in securities during the quarter for which this Form 10-Q quarterly report is filed.

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

Exhibit     Item

27.1        Financial Data Schedule

b) No reports on Form 8-K were filed during the quarter for which this Form 10-Q quarterly report is filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 1998         ADVATEX ASSOCIATES, INC.
                                (Registrant)


                              By: /s/ Joseph P. Donnolo
                                  Joseph P. Donnolo
                                  Chairman and Chief Executive Officer


                              By: /s/ Rohullah F. Lodin
                                  Rohullah F. Lodin
                                  Chief Financial and Chief Accounting Officer