Form 10-Q
period 1998-09-30
ADVATEX ASSOCIATES INC
filed 1998-11-13
CIK 820906

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -----------

                                  FORM 10-Q

(MARK ONE)
         /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                      OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________to______________

                       Commission file number 0-16450

                           ADVATEX ASSOCIATES, INC.
             (Exact name of Registrant as specified in its charter)


                             Delaware                  13-3453420
                   State or other jurisdiction of   (I.R.S. Employer
                   incorporation or organization   Identification No.)


                    605 West 48th Street, New York, N.Y.     10036
                (Address of principal executive offices)   Zip Code

       Registrant's telephone number, including area code: (212) 921-0600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No ___

As of November 8, 1998, Registrant had 5,403,250 shares of its Common Stock, $.01 par value outstanding.

                  ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                       SEPTEMBER 30,      DECEMBER 31,
ASSETS                                     1998               1997
------                                 -------------      ------------
Current assets:                         (UNAUDITED)

Cash                                   $  887,487         $  815,804
Accounts Receivable - affiliate           181,019            181,019
Prepaid insurance                           7,829             49,230
                                       ----------         ----------
Total current assets                    1,076,335          1,046,053

Note receivable-affiliate                     -0-            146,500

Property and equipment, net                29,177             35,177
                                       ----------         ----------

          Total assets                 $1,105,512         $1,227,730
                                       ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses  $   21,324         $   76,107
Income taxes payable                        6,287             12,000
Accrued stock compensation                164,634            164,634
                                       ----------         ----------
     Total current liabilities            192,245            252,741
                                       ----------         ----------

Note payable - automobile                  17,602             17,602
                                       ==========         ==========
Stockholders' equity:

Common stock, $.01 par value.
 Authorized 20,000,000 shares;
 5,403,250 shares issued                   54,032             54,032

Additional paid-in capital              6,885,119          6,885,119
Accumulated deficit                    (5,960,716)        (5,898,994)
Treasury stock, at cost, 27,506
 shares                                   (82,770)           (82,770)
                                       ----------         ----------

       Total stockholders' equity         895,665            957,387
                                       ----------         ----------

          Total liabilities and
          stockholders' equity         $1,105,512         $1,227,730
                                       ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                  ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                1998           1997              1998          1997
                              --------       --------          --------      ---------
Real estate management fee    $        -0-   $        -0-      $       -0-   $   24,000

General and administrative
 expenses                           35,314         91,204           72,223      191,571
                              ------------   ------------      -----------   ----------

Operating loss                     (35,314)       (91,204)         (72,223)    (167,571)
                              ------------   ------------      -----------   ----------

Other income (expense):
    Gain on sale of investment
     in affiliated companies           -0-        963,997              -0-      963,997
    Interest income                  3,500            -0-           10,500           25
    Interest expense                   -0-        (16,922)             -0-      (40,922)
                              ------------   ------------      -----------   ----------

  Net (loss) income           $    (31,814)  $    855,871      $   (61,723)  $  755,529
                              ============   ============      ===========   ==========

Net (loss) income per
  common share                $      (0.01)  $       0.16      $     (0.01)  $     0.14
                              ------------   ------------      -----------   ----------

Weighted average number of
  common shares outstanding      5,470,000      5,470,000        5,470,000    5,470,000
                              ============   ============      ===========   ==========


See accompanying notes to condensed consolidated financial statements.

                  ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES



               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                       NINE MONTHS ENDED SEPTEMBER 30,
                                              1998            1997
                                          -----------     -----------
Cash flows from operating activities:

  Net (loss) income                          $(61,723)     $   755,529

Adjustments to reconcile net
 (loss) income to net cash (used in) provided by operating activities:

  Depreciation and amortization                 6,000            7,000

  Gain on sale of investment in
    affiliated companies                          -0-         (963,997)

  Increase (decrease) in cash due to change in:
     Prepaid insurance                         41,402           30,000
     Accounts payable and accrued expenses    (60,496)        (134,127)
     Accounts receivable - affiliate              -0-         (149,000)
     Note receivable - affiliate              146,500              -0-
     Amount due to affiliated companies           -0-       (1,055,000)
                                             --------      -----------
Net cash provided by (used in)
     operating activities                      71,683       (1,509,595)
Cash flows provided by financing
    activities-
     Proceeds from sales of assets                -0-        2,361,556
                                             --------      -----------

Increase in cash                               71,683          851,961

Cash at beginning of period                   815,804           82,572
                                             --------      -----------

Cash at end of period                        $887,487      $   934,533
                                             ========      ===========


See accompanying notes to condensed consolidated financial statements.

                  ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 1998 AND 1997

(1)      BASIS OF PRESENTATION

The financial information for the three and nine-month periods ended September 30, 1998 and 1997 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of results for the interim periods.

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

The results of operations for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) FASB STATEMENT NO. 128 "EARNINGS PER SHARE"

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.128, "Earnings Per Share", (Statement 128). Statement 128 supersedes APB Opinion No.15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces

                  ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

Statement 128 is effective for financial statements periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS is required to be restated to conform with Statement 128.

                  ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

QUARTER TO QUARTER RESULTS

On September 9, 1994 the Company purchased 40% of the outstanding common stock of ATC Real Estate and Development Corporation ("ATC") through its wholly-owned subsidiary, Advatex Real Estate Corporation ("AREC"). As part of this transaction the Company entered into a contract with ATC to manage and operate ATC's property. Under this agreement the Company received 3% of annual gross receipts as a management fee. On April 11, 1997 ATC entered into a mortgage loan of $3,750,000 with a financial institution with ATC's property serving as a collateral. The term of the mortgage was 10 years with amortization of the principal over 20 years. The interest rate on this mortgage was 8.17%.

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

At the same time as the redemption of the 40% ownership of ATC, all but one of the other shareholders of ATC similarly agreed to have their shares redeemed for the same purchase price per share. The remaining shareholder of ATC is Advanced Contracting, Inc. a majority shareholder of which, Joseph P. Donnolo, is the President and Chairman of the Company. The Company believes that the terms of the redemption were fair to the Company and the same as those which would have been obtained in an arm's-length transaction. The valuation of ATC, which led to the pricing of the redemption, was based in substantial part on an independent appraisal of ATC's principal asset, an office building in East Brunswick, New Jersey. The Company also believes that agreeing to redeem the 40% ownership of ATC was in the best interest of the Company.

The Company used part of the proceeds from redemption of its 40% ownership of ATC to pay certain indebtedness. The Company will use the balance of the proceeds from the sale of investment in affiliated companies to search for other business opportunities.

General and administrative expenses were $35,314 for the three months ended September 30, 1998 as compared to $91,204 for the same period in 1997. This difference results primarily from legal fees incurred in 1997,

                  ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

which were not incurred in 1998.

Interest expense was $16,922 for the three months ended September 30, 1997 as compared to no interest expense for the same period in 1998. Interest expense was accrued at 8% for the outstanding balance of the note payable-affiliate during fiscal 1997 (see Part II - Item I - Legal Proceedings).

YEAR TO DATE RESULTS

Revenue from the real estate management fee for the nine month period ended September 30, 1997 was $24,000 as compared to none for the same period in 1998. As indicated above, following the redemption of the ATC shares, additional management fee income is not expected.

General and administrative expenses were $72,223 for the nine months ended September 30, 1998 as compared to $191,571 for the same period in 1997. This difference results primarily from legal fees incurred in 1997, which were not incurred in 1998.

Interest expense was $40,922 for the nine months ended September 30, 1997 as compared to no interest expense for the same period in 1998. Interest expense was accrued at 8% for the outstanding balance of the note payable- affiliate during fiscal 1997 (see Part II - Item I - Legal Proceedings).

                  ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                  LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's current ratio, that is, the ratio of current assets to current liabilities, was 5.60 to 1 as compared to 4.14 to 1 at December 31, 1997. Cash provided by operating activities for the nine months ended September 30, 1998 was $71,683 as compared to cash used in operating activities of $1,509,595 for the same period in 1997. The positive cash flow from operations for the current nine-month period ended September 30, 1998 is primarily due to the decrease of Note Receivable-Affiliate of $146,500, partially offset by a net loss of $61,723.

The Company has experienced substantial operating losses over the past several years. The Company has sought to minimize general and administrative expenses, however, losses may continue in the future years which may require the Company to obtain additional funds from its affiliates or other third party sources. There can be no assurance as to the availability and terms of such funding.

PART II - Other Information

Item 1

Legal Proceedings

On June 24, 1993, the Mason Tenders District Council fringe benefit funds, certain other industry funds and the District Council itself, named the Company and certain other companies with whom the Company did business as defendants in a suit in the U.S. District Court for the Southern District of New York {92 CIV. 3572 (KTD)} under the Employee Retirement Income Security Act (" ERISA") and the Labor-Management Relation Act. The suit sought recovery in excess of one million dollars in actual damages and ten million dollars in punitive

                  ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

damages for the alleged nonpayment of union dues, fringe benefit contributions and other contributions allegedly required by the District Council's collective bargaining agreement. The suit was settled in a stipulation and order approved and entered by the court, to which the Company was a party, which called for a payment of $700,000. The payment of the entire settlement amount was made by Angela Donnolo, the wife of the controlling stockholder who is the Company's chief executive officer, releasing the controlling stockholder and the Company from liability in the lawsuit. In order to reimburse Mrs. Donnolo for the payment of the settlement, the Company made a cash payment to Mrs. Donnolo of $100,000 and issued her a note in the amount of $600,000. This Note was paid in full on September 15, 1997.

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

Defaults upon Senior Securities.

N/A.

Item 4

Submission of Matters to a Vote of Security Holders.

No matters have been submitted for a vote to security holders during the quarter for which this Form 10-Q is

                  ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

filed.

Item 5

Other Information.

Year 2000 Issue

In light of the fact that the Company has no active operations, no remedial measures will be necessary or taken to address the Year 2000 computer issue.

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



Date: November 16, 1998             ADVATEX ASSOCIATES, INC.
                                    ------------------------
                                    (Registrant)

                                    /s/ Joseph P. Donnolo
                                    ------------------------------------
                                    Joseph P. Donnolo
                                    Chairman and Chief Executive Officer


                                    /s/ Rohullah F. Lodin
                                    ------------------------------------
                                    Rohullah F. Lodin
                                    Chief Financial and Chief Accounting Officer