Form 10-K405
period 1998-12-31
ADVATEX ASSOCIATES INC
filed 1999-04-15
CIK 820906

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549
                             -------------
                               FORM 10-K
 (MARK ONE)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [fee required]

For the fiscal year ended December 31, 1998
                                  OR

/___/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to________________

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES / X /   No /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [X]

As of March 8, 1999, Registrant had 5,397,024 shares of its Common Stock outstanding. As of the date hereof, there is no public market for the issuers securities.

DOCUMENTS INCORPORATED BY REFERENCE.  None.

PART I

ITEM 1.  BUSINESS

CORPORATE BACKGROUND AND ACTIVITIES

         Advatex Associates, Inc. (the "Company") has been inactive since July 31, 1997, and is assessing various business opportunities. Prior to July 31, 1997, the Company provided property and construction management services to commercial office buildings.

         On September 9, 1994, the Company purchased 40% of the outstanding common stock of ATC Real Estate and Development Corporation ("ATC") for $1,290,000. This acquisition was made through the Company's wholly owned subsidiary, Advatex Real Estate Corporation ("AREC"), which was incorporated in the state of Delaware on August 18, 1994.

         As part of this transaction the Company entered into a contract with ATC to manage and operate ATC's property, known as Turnpike Plaza, located at 197 Highway 18, East Brunswick, Middlesex County, New Jersey ("Turnpike Plaza") on a day to day basis under the direction of ATC. Under this agreement the Company received 3% of annual gross receipts as a management fee. ATC, a corporation incorporated in the state of Delaware on July 13, 1994, was formed by AREC and Advanced Contracting Corp. (now known as JD Holding Corp.), an affiliate of the Company, which owns 49% of the common stock of ATC. The remaining 11% of the outstanding stock of ATC was owned by other related parties.

         Turnpike Plaza was purchased by ATC on September 9, 1994, in consideration of $3,226,000, which consisted of a $2,131,000 cash payment, a commitment to repair the parking garage attached to the property at an estimated cost of $650,000, and assumption of various liabilities, commitments and closing costs of approximately $445,000. Currently, ATC has a 100% ownership interest in Turnpike Plaza.

         On April 11, 1997, ATC entered into a mortgage loan of $3,750,000 with a financial institution, with Turnpike Plaza serving as collateral. The term of the mortgage is 10 years, at an interest rate of 8.17%, with amortization of the principal over 20 years.

         On May 5, 1997, the Board of Directors of the Company resolved to effect a merger between its two wholly-owned subsidiaries, AREC, which owns shares of common stock of ATC, and Alorex Corp., a New York corporation ("Alorex"), pursuant to which Alorex would be the surviving corporation. This merger was completed in June, 1997.

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

         At the same time as the redemption of Alorex's 40% ownership of ATC, all but one of the other shareholders of ATC similarly agreed to have their shares redeemed for the same purchase price per share. The remaining shareholder of ATC is Advanced Contracting Corp. (now known as JD Holding Corp.), the majority shareholder of which is Joseph P. Donnolo, the President and Chairman of the Company. The Company believes that the terms of the redemption were fair to the Company and the same as those which would have been obtained in an arm's-length transaction. The valuation of ATC which led to the pricing of ATC's principal asset, Turnpike Plaza, was conducted by an independent appraiser. The Company also believes that agreeing to redeem the 40% ownership of ATC was in the best interest of the Company.

         The Company used part of the proceeds from redemption of its 40% ownership of ATC to pay certain indebtedness. The Company will use the balance of the proceeds to search for other business opportunities.

         The Company previously provided asbestos removal and other related abatement services to commercial office buildings in the New York metropolitan area. In the second quarter of 1993, the Company's management changed the manner in which the Company conducts business by ceasing all field operations. At that time, the Company used its client base to generate revenue by collecting fees for referring asbestos projects to independent companies which entered into contractual relationships directly with the clients. As of October 1994, such referral operations were ceased.

PATENTS AND TRADEMARK

         The Company was granted a service mark (SM) for its name and insignia by the U. S. Patent and Trademark Office on January 8, 1991. No other patents or proprietary rights are held by the Company.

EMPLOYEES

         The Company currently has no employees.


ITEM 2.  PROPERTIES AND EQUIPMENT

         On April 1, 1995, the Company canceled its month to month lease for office space in a building located in midtown Manhattan. The Company relocated its office to another building owned by the Company's controlling stockholder and chief executive officer, Joseph P. Donnolo. This space has been leased on a month to month basis at base rent of $500 per month.

ITEM 3.  LEGAL PROCEEDINGS

         On June 24, 1993, the Mason Tenders District Council Fringe Benefit Fund, certain other industry funds and the District Council itself named the Company and certain other companies with whom the Company did business as defendants in a suit in the U.S. District Court for the Southern District of New York {92 CIV. 3572 (KTD)} under the Employee Retirement Income Security Act ("ERISA") and the Labor- Management Relation Act. The suit sought recovery in excess of One Million Dollars in actual damages and Ten Million Dollars in punitive damages for the alleged non-payment of union dues, fringe benefit contributions and other contributions allegedly required by the District Council's collective bargaining agreement. The suit was settled in a stipulation and order approved and entered by the Court, to which the Company was a party, which called for a payment of $700,000 (the "Settlement Order"). The payment of the entire settlement amount was made by Angela Donnolo, the wife of Joseph P. Donnolo. Joseph P. Donnolo is the Company's controlling stockholder and chief executive officer. The Settlement Order released both Mr. Donnolo and the Company from liability in the lawsuit. In order to reimburse Ms. Donnolo for the payment of the amount under the Settlement Order, the Company made a cash payment to Ms. Donnolo of $100,000 and issued her a note in the amount of $600,000. This Note was paid in full on September 15, 1997.

         The Company is currently a party to various other legal matters arising out of the conduct of the business of the Company. In the opinion of management, based in part on advice from legal counsel handling these matters, the ultimate liability resulting from these pending suits and claims (after taking into account insurance coverage applicable to the events giving rise to such pending suits and claims) will not have a material adverse effect upon the consolidated financial position of the Company, but may have a material effect upon future years consolidated results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company has not held an annual meeting of stockholders since December 19, 1996, nor has any matter been submitted to a vote of security holders since such date.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock was quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") until July 14, 1992. On July 14, 1992, the stock of the Company was delisted from NASDAQ as a result of not meeting certain criteria. As such, the Company's Common Stock is not currently traded on any public market and the stock price is not readily available. As of March 17, 1999, there were 283 holders of record of the Company's Common Stock.

         The Company has not paid dividends on its Common Stock, and it is management's present intention not to declare or pay any dividends on its Common Stock, but to retain the earnings for reinvestment in the future operations of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial information of the Company for the fiscal years 1998, 1997, 1996, 1995, and 1994.

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K. (See Financial Statements and Supplementary Data).

                                     Year Ended December 31,
                                    (In thousands, except per
                                       share data amounts)

Income Statement Data:       1998    1997     1996     1995    1994
----------------------       ----    ----     ----     ----    ----

Real estate management
  fees....................  $   -      24       42       21       6
Other revenue.............  $   -       -      100      100       -
Contract revenue and
  referral fees...........  $   -       -        -        -     150
General and administrative
  expenses................  $ 114     274      368      889     705
Operating loss............  $(114)   (250)    (226)    (768)   (549)

Other income (expense):
  Interest Income.........  $  37     115        -        3      33
  Interest expense........  $   -     (43)     (48)      (8)      -
  Gain on disposal of
    automobile............  $   -       -        5        -       -
  Gain on sale of
    investments...........  $   -     866        -        -       -

Income (Loss) before
  equity in operations
   of investee............  $ (77)    688     (269)    (773)   (516)

Equity in operation of
  investee ...............  $   -       -        24      35      (2)

Income (loss) before
  provision for taxes.....  $ (77)    688     (245)    (738)   (518)

Provision for income
  taxes...................  $   -      12        -        -       -

Net income (loss).........  $ (77)    676     (245)    (738)   (518)

                                      Year Ended December 31,
                                     (In thousands, except per
                                        share data amounts)


                             1998     1997     1996     1995     1994
                            ------   ------   ------   ------   ------
Net income (loss) per
  common share............  $ (.01)     .13    (.05)    (.14)    (.10)
Weighted average shares
  outstanding ............   5,397    5,397   5,397    5,397    5,397


Balance Sheet Data:

Working capital...........  $  867      793    (681)    (208)     (42)

Total assets..............  $1,105    1,227   1,733    1,426    1,929

Total liabilities ........  $  224      270   1,452      900      665

Total stockholders' equity  $  881      957     281      526    1,264

Book value per common share
  at year end.............  $  .16      .18     .05      .10      .23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998, AS COMPARED WITH YEAR ENDED DECEMBER 31, 1997.

         Real estate management fees for fiscal year 1997 were $24,000, as compared to no real estate management fees during fiscal year 1998. The Company's management fee was 3% of the Turnpike Plaza rental income. This decrease is a direct result of the Company's redemption of the 40% ownership of ATC. The Company has not received management fees since August 1, 1997.

         The Company had no contract revenues or referral fees for fiscal years 1998 or 1997.

         The operating loss for fiscal year 1998 was $113,756, as compared to an operating loss of $250,256 for fiscal year 1997.

         Interest expense for fiscal year 1997 was $42,301 as compared to no interest expense during fiscal year 1998. The interest expense for fiscal year 1997 was a result of the accrual of interest on the note payable to Angela Donnolo, the wife of Joseph Donnolo, the controlling stockholder of the Company. This note was repaid in full in August, 1997. (See Note 8c of Notes to Consolidated Financial Statements).

         Gain on sale of investments was $865,997 for fiscal 1997. In August, 1997, ATC redeemed the 1,200 shares (40% ownership) held by the Company for aggregate proceeds of $2,054,556. The gain recognized in this transaction was $706,997. The Company also sold its 209,000 shares of IDF International Inc., a New York corporation. The proceeds of $209,000 from such sale resulted in a gain of $159,000.

         Interest income was $37,118 for fiscal year 1998, as compared to $114,755 during fiscal 1997. As part of the interest income received during 1997, the Company realized $98,000 as a one time interest and dividend income due to the funds it received from the aforementioned proceeds and its investment in ATC.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997, AS COMPARED WITH YEAR ENDED DECEMBER 31, 1996.

         Real estate management fees for fiscal year 1997 were $24,000, as compared to $42,000 in real estate management fees during fiscal year 1996. The Company's management fee was 3% of the Turnpike Plaza rental income. This decrease is a direct result of the Company's redemption of the 40% ownership of ATC. The Company has not received management fees since August 1, 1997.

         Other revenue was $100,000 for 1996, as compared with no other revenue during fiscal 1997. During fiscal year 1996, the Company provided construction management and financial management to ATC. The fee for such services was credited to other income.

         The Company had no contract revenues or referral fees for fiscal 1997 or 1996.

         The operating loss for fiscal 1997 was $250,256, as compared to an operating loss of $226,087 for fiscal 1996.

         Interest expense for 1997 was $42,301, as compared to $48,000 in 1996. The interest expense for both 1997 and 1996 was a result of the accrual of interest on the note payable to Angela Donnolo, the wife of Joseph Donnolo, the controlling stockholder of the Company. This note was repaid in full in August, 1997. (See Note 8c of Notes to Consolidated Financial Statements).

         Gain on disposal of an automobile was $5,229 for fiscal year 1996. During fiscal 1996, as a result of an accident, the Company disposed of a vehicle with a net book value of $10,225. The insurance proceeds were $15,454, which resulted in the gain.

         Gain on sale of investments was $865,997 for fiscal year 1997. In August, 1997, ATC redeemed the 1,200 shares (40% ownership) held by the Company for aggregate proceeds of $2,054,556. The gain recognized in this transaction was $706,997. The Company also sold its 209,000 shares of IDF International Inc., a New York corporation. The proceeds of $209,000 from such sale resulted in a gain of $159,000.

         During 1997, the Company realized $114,755 of interest and dividend income due to the funds it received from the aforementioned proceeds and its investment in ATC.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company's current ratio (current assets to current liabilities) was 5.11 to 1, as compared to 4.13 to 1 at December 31, 1997. For the year ended December 31, 1998, the Company experienced a negative cash flow from operations of $74,223, as compared with a negative cash flow from operations of $421,652 for the prior fiscal year. During fiscal year 1998, total cash flow was a result of decreased Notes Receivable-Affiliate by $146,500, and decreased Prepaid Expense of $36,239, which was partially offset by decreased Accounts Payable of $36,111, and a net loss of $76,638.

         The Company's immediate goal is to minimize its operating losses. In this regard, expenses have been reduced to a minimum. However, the Company's long term goal is to explore and use its resources in a real estate or construction related business opportunity with long term growth potential, although there can be no assurance that the Company can achieve this goal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, together with the report of auditors thereon, are included in Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The accounting firm of KPMG (the "Former Accountant") served as the Company's independent auditors for the fiscal year ended December 31, 1996. On December 3, 1997, the Former Accountant was dismissed by the Company and Lazar Levine

& Felix LLP was appointed as the Company's new independent auditors. The reports of the Former Accountant on the Company's financial statements for the year ended December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During this period there was no disagreement with the Former Accountant on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreement, if not resolved to the Former Accountant's satisfaction, would have caused the Former Accountant to make reference to the subject matter of the disagreement in connection with its report.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    NAME              AGE     TITLE AND PERIOD OF SERVICE
    ----              ---     ---------------------------
Joseph P. Donnolo      55     Chairman of The Board Of Directors and
                              Chief Executive Officer

Frank J. Fitzsimmons   52     Director, Secretary

James J. Gruba         58     Director

Rohullah F. Lodin      37     Chief Financial Officer and
                              Chief Accounting Officer


Mr. Donnolo has been Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in August 1987. Mr. Donnolo is the founder and controlling shareholder of the Company and its predecessor companies.

Mr. Fitzsimmons has been general counsel to the Company since its formation. Mr. Fitzsimmons was first elected a director of the Company in 1987, and in April, 1989 was elected to act as a non-salaried Corporate Secretary of the Company. Mr. Fitzsimmons has been a practicing attorney with, and a principal of, the firm of Fitzsimmons & Ringle, P.C., in Newark, New Jersey since 1986, and prior thereto was a sole legal practitioner in Newark, New Jersey. Mr. Fitzsimmons is also a director of Ragon Corporation, Inc.

Mr. Gruba has been president of James J. Gruba & Co., a private real estate investment concern, since 1989. He was first elected a director of the Company in 1988. Previously, Mr. Gruba has been a Senior Vice President for Westpac Pollack Government Securities, Inc. Mr. Gruba has been a Vice President with Dillon, Read & Co., and, since 1986, has been a Director of Whole Loans at Morgan Stanley & Co.

Mr. Lodin joined the Company in February 1988 as Corporate Controller. In September 1992, Mr. Lodin was promoted to his present position of Chief Financial Officer and Chief Accounting Officer. Mr. Lodin was a Director of IDF International, Inc. and Hayden Wegman, Inc. from April 15, 1996 until August 1997. Previously, Mr. Lodin had been Controller for P.R.Y. Law Firm from January 1987 until February 1988. Prior to that, he was an Accounting Manager for Techland System, Inc.

ITEM 11 AND 12. EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT

The following persons are known to the Company to be officers, directors and beneficial owners of more than five percent of the Registrant's common stock as of March 15, 1999:

Name and Address                      Amount and Nature of
of Beneficial Owner                   Beneficial Ownership      Percent of Class
-------------------                   --------------------      ----------------
Joseph P. Donnolo                     4,006,500 (1)                    76%
c/o Advatex Associates, Inc.
605 West 48th Street
New York, NY 10036

Frank J. Fitzsimmons                  3,900 (2)                          *
c/o Advatex Associates, Inc.
605 West 48th Street
New York, NY 10036

James J. Gruba                        5,000                               *
c/o Advatex Associates, Inc.
605 West 48th Street
New York, NY 10036

ALL OFFICERS AND
DIRECTORS AS A
GROUP (3 Individuals)                 4,065,400                         77%

  * Represents less than 1% of outstanding shares of the Common Stock of the Company.
(1) Includes 4,000 shares controlled by Mr. Donnolo and certain of his affiliates.
(2) Includes shares held in an IRA account for Mr. Fitzsimmons and shares held in an IRA account for Mr. Fitzsimmons' wife.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has in the past, and may in the future, enter into certain transactions with affiliates of the Company. It is anticipated that such transactions will be entered into at the then-fair market value for such transaction. Additional information regarding these transactions can be found in
Item 1, Business; Item 3, Legal Proceedings; Item 7, Management's Discussion and Analysis of Financial Condition and Result of Operations; Item 8, Financial Statements and Supplementary Data; and in "Note 6. Related-party transactions".

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report on Form 10-K:

         (1) Consolidated financial statements of the Company for the years ended December 31, 1998, 1997 and 1996 required to be filed by Item 8 and 14(d) of Form 10-K. See Index to Consolidated Financial Statements of the Company.

         (2) Exhibits

Exhibit Number
--------------

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

10.5     The Amended 1988 Stock Incentive plan. Incorporated by reference to
         Exhibit 10.5 to the Company's 1990 Annual Report on Form 10-K.

10.6 Subsidiaries of the Company. Incorporated by reference to Exhibit 10.6 to the Company's 1990 Annual Report on Form 10-K.

10.8 Management Agreement, dated September 9, 1994. Incorporated by reference to the Company's 1994 Annual Report on Form 10-K.


Upon written request, the Company will provide any exhibit listed above to any stockholder of the Company at a price not to exceed the cost to the Company of providing such exhibit. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Advatex Associates, Inc.

                                           By: /s/ Joseph P. Donnolo
                                           -----------------------------------
                                           Joseph P. Donnolo
                                           Chairman of the Board
                                           and Chief Executive Officer



                                           By: /s/ Rohullah F. Lodin
                                           -----------------------------------
                                           Rohullah F. Lodin
                                           Chief Financial Officer
                                           and Chief Accounting Officer


Dated: March 27, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signatures                            Title                    Date
----------                            -----                    ----

/s/ Frank J. Fitzsimmons              Director                 March 27, 1999
------------------------
Frank J. Fitzsimmons

                          INDEX TO FINANCIAL STATEMENTS


                                                                                               Page(s)
                                                                                               -------
Independent Auditors' Report - Current Auditor                                                  F - 2

Independent Auditors' Report - Prior Auditor                                                    F - 3

Consolidated Financial Statements:

     Consolidated Balance Sheets - December 31, 1998 and 1997                                   F - 4

     Consolidated Statements of Operations - Years Ended December 31, 1998, 1997 and 1996       F - 5

     Consolidated Statements of Changes in Shareholders' Equity - Years Ended
     December 31, 1998, 1997 and 1996                                                           F - 6

     Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996       F - 7

Notes to Financial Statements                                                                   F - 8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Advatex Associates, Inc.

We have audited the consolidated balance sheets of Advatex Associates, Inc. and subsidiaries as of December 31, 1998 and 1997 and the consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advatex Associates, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                      LAZAR LEVINE & FELIX LLP

New York, New York
March 22, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Advatex Associates, Inc.

We have audited the consolidated financial statements of Advatex Associates, Inc. and subsidiaries as listed in the accompanying index insofar as they relate to the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Advatex Associates, Inc. and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

KPMG LLP

February 21, 1997
Short Hills, New Jersey

                            ADVATEX ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                   - ASSETS -

                                                                                                       1998              1997
                                                                                                    -----------       -----------
CURRENT ASSETS:
    Cash                                                                                            $   883,581       $   815,804
    Accounts receivable - affiliate (Note 4)                                                            181,019           181,019
    Prepaid expenses and other current assets                                                            12,991            49,230
                                                                                                    -----------       -----------

TOTAL CURRENT ASSETS                                                                                  1,077,591         1,046,053

PROPERTY AND EQUIPMENT, NET (Notes 2f and 3)                                                             27,177            35,177

OTHER ASSETS:
    Note receivable - affiliate (Note 6c)                                                                -                146,500
                                                                                                    -----------       -----------
                                                                                                    $ 1,104,768       $ 1,227,730
                                                                                                    ===========       ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                           $    39,996       $    76,107
    Accrued stock compensation                                                                          164,634           164,634
    Income taxes payable (Notes 2d and 5)                                                                 6,287            12,000
                                                                                                    -----------       -----------
TOTAL CURRENT LIABILITIES                                                                               210,917           252,741
                                                                                                    -----------       -----------
LONG-TERM LIABILITIES:
    Note payable - automobile                                                                            13,102            17,602
                                                                                                    -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 7):
    Common stock, $.01 par value, authorized 20,000,000 shares; 5,403,250
      shares issued                                                                                      54,032            54,032
    Additional paid-in capital                                                                        6,885,119         6,885,119
    Accumulated deficit                                                                              (5,975,632)       (5,898,994)
    Treasury stock, at cost - 6,226 shares                                                              (82,770)          (82,770)
                                                                                                    -----------       -----------
                                                                                                        880,749           957,387
                                                                                                    -----------       -----------

                                                                                                    $ 1,104,768       $ 1,227,730
                                                                                                    ===========       ===========



          See accompanying notes to consolidated financial statements.

                            ADVATEX ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                      1998            1997               1996
                                                                                  ------------      -----------       -----------

REVENUES:
    Real estate management fees (Note 4)                                          $    -            $    24,000       $    42,000
    Other revenue (Note 4)                                                             -                -                 100,000
                                                                                  ------------      -----------       -----------
                                                                                       -                 24,000           142,000
COSTS AND EXPENSES:
    General and administrative expenses                                                113,756          274,256           368,087
                                                                                  ------------      -----------       -----------

LOSS FROM OPERATIONS                                                                  (113,756)        (250,256)         (226,087)
                                                                                  ------------      -----------       -----------

OTHER INCOME (EXPENSE):
    Interest and dividend income (Note 4)                                               37,118          114,755               121
    Interest expense                                                                   -                (42,301)          (48,000)
    Gain on disposal of fixed assets                                                   -                -                   5,229
    Gain on sale of investments (Notes 4 and 6d)                                       -                865,997           -
                                                                                  ------------      -----------       -----------
                                                                                        37,118          938,451           (42,650)
                                                                                  ------------      -----------       -----------
INCOME (LOSS) BEFORE EQUITY IN OPERATIONS
    OF INVESTEE                                                                        (76,638)         688,195          (268,737)
    Equity in operations of investee (Note 4)                                           -                -                 23,892
                                                                                  ------------      -----------       -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                        (76,638)         688,195          (244,845)
    Provision for income taxes (Notes 2d and 5)                                        -                 12,000           -
                                                                                  ------------      -----------       -----------

NET INCOME (LOSS)                                                                 $    (76,638)     $   676,195       $  (244,845)
                                                                                  ============      ===========       ===========

BASIC/DILUTED EARNINGS (LOSS) PER SHARE (Note 2e)                                        $(.01)            $.13             $(.05)
                                                                                         =====             ====             =====

WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON SHARE EQUIVALENTS OUTSTANDING                                             5,397,024        5,397,024         5,397,024
                                                                                     =========        =========         =========



          See accompanying notes to consolidated financial statements.

                            ADVATEX ASSOCIATES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      Additional                                          Total
                                                           Common      Paid-in         Accumulated     Treasury        Shareholders'
                                                           Stock       Capital           Deficit         Stock            Equity
                                                          -------     ----------       -----------     --------          --------

Balance at January 1, 1996                                $54,032     $6,885,119       $(6,330,344)    $(82,770)         $526,037

Net loss                                                     -              -             (244,845)        -             (244,845)
                                                          -------     ----------       -----------     --------          --------
Balance at December 31, 1996                               54,032      6,885,119        (6,575,189)     (82,770)          281,192

Net income                                                   -              -              676,195         -              676,195
                                                          -------     ----------       -----------     --------          --------
Balance at December 31, 1997                               54,032      6,885,119        (5,898,994)     (82,770)          957,387

Net loss                                                     -             -               (76,638)        -              (76,638)
                                                          -------     ----------       -----------     --------          --------
BALANCE AT DECEMBER 31, 1998                              $54,032     $6,885,119       $(5,975,632)    $(82,770)         $880,749
                                                          =======     ==========       ===========     ========          ========




          See accompanying notes to consolidated financial statements.

                            ADVATEX ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                              1998        1997            1996
                                                                                            --------    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                       $(76,638)   $ 676,195       $(244,845)
    Adjustments to reconcile net income (loss) to net cash (used in)
     operating activities:
      Depreciation and amortization                                                            8,000        9,000          11,000
      Gain on disposal of fixed assets                                                          -           -              (5,229)
      Gain on sale of investments                                                               -        (865,997)          -
      Equity in operations of investee                                                          -           -             (23,892)
    Increase (decrease) in cash due to changes in:
      Accounts receivable - affiliate                                                           -        (149,001)        (17,000)
      Prepaid expenses                                                                        36,239      (19,230)        (30,000)
      Accounts payable and accrued expenses                                                  (36,111)     (84,619)         25,565
      Income taxes payable                                                                    (5,713)      12,000            -
                                                                                            --------    ---------       ---------
        Net cash (used in) operating activities                                              (74,223)    (421,652)       (284,401)
                                                                                            --------    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in notes receivable - affiliate                                      146,500        -            (122,500)
    Purchase of investment                                                                      -           -             (37,500)
    Increase in notes payable - affiliated companies                                            -           -             500,000
    Decrease (increase) in notes receivable                                                     -          12,500         (12,500)
    Proceeds from disposal of assets                                                            -           -              15,455
    Proceeds from sale of investments                                                           -       2,251,056           -
    Notes repaid to affiliate                                                                   -        (500,000)
    Additions to property and equipment                                                         -           -             (55,177)
                                                                                            --------    ---------       ---------
        Net cash provided by investing activities                                            146,500    1,763,556         287,778
                                                                                            --------    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes payable - affiliate                                                                   -        (600,000)          -
    Notes payable - auto                                                                      (4,500)      (8,672)         26,274
                                                                                            --------    ---------       ---------
        Net cash provided by (used in) financing activities                                   (4,500)    (608,672)         26,274
                                                                                            --------    ---------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                         67,777      733,232          29,651
    Cash and cash equivalents at beginning of year                                           815,804       82,572          52,921
                                                                                            --------    ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                    $883,581    $ 815,804       $  82,572
                                                                                            ========    =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    (i) Cash paid during the year for:
          Taxes                                                                             $  5,713    $   -           $   -
          Interest                                                                              -          90,301           8,000

    (ii) During 1996, the Company converted loans receivable - affiliate of $24,000 to a note receivable.

          See accompanying notes to consolidated financial statements.

                            ADVATEX ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION:

         Through 1992, Advatex Associates, Inc. ("the Company") provided asbestos removal and other related abatement services. Such services were provided primarily to commercial office buildings in the New York metropolitan area. During 1993, management discontinued field operations related to asbestos removal and sought new business opportunities. In September 1994, the Company purchased a 40% interest in a company that owns and operates a commercial real estate property (see Note 4 regarding sale of this investment). The Company has been inactive since July 31, 1997 and is assessing various business opportunities.

         The Company has experienced substantial operating losses over the past several years and has sought to minimize general and administrative expenses. The Company's controlling shareholder is also the controlling shareholder of Advanced Contracting, Inc. ("Advanced"). During 1997, the Company sold certain of its investments (see Notes 4 and 6), repaid all affiliated loans in 1997 and believes that, as of December 31, 1998, it has enough cash to support its financing requirements for at least the next 12 months. There can be no assurance that the Company will be able to attain profitable operations.

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

                       THREE YEARS ENDED DECEMBER 31, 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (d) Income Taxes:

         The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. (See also Note 5).

     (e) Earnings (Loss) Per Share:

         The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128), which has changed the method of calculating earnings (loss) per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Prior period loss per share data has been restated in accordance with Statement 128. The income (loss) per common share is computed by dividing net income
         (loss) by the weighted average number of common shares and common equivalent shares outstanding during each period.

     (f) Property and Equipment:

         Property and equipment are recorded at cost. For financial reporting purposes, automotive vehicles are being depreciated using the straight-line method over the estimated useful lives of the assets. For income tax purposes, accelerated methods are used.

    (g) Stock Option Plan:

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
         (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company did not grant any stock options in 1996, 1997 or 1998, thus the adoption of SFAS No. 123 had no impact on the Company's consolidated financial position, results of operations or liquidity for those years.

     (h) Reclassification:

         The 1996 financial statements have been reclassified, where appropriate, to conform to the 1997 and 1998 financial statement presentation.

                            ADVATEX ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998

NOTE 3 - PROPERTY AND EQUIPMENT, NET:

         Property and equipment, net, at December 31, 1998 and 1997 consist of the following:

                                                            1998          1997
                                                          -------       -------

              Automotive vehicles                         $55,177       $55,177
              Less: accumulated depreciation               28,000        20,000
                                                          -------       -------
                                                          $27,177       $35,177
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

         The Company entered into a contract with ATC to manage and operate the property. The management fee for such services was 3% of the gross annual receipts of the property. The income earned of $24,000 and $42,000 in 1997 and 1996, respectively, for the management services provided by the Company is included in real estate management fees on the consolidated statements of operations.

         The Company provided construction management and financial management services to ATC in 1996 and earned income of $100,000 which is included in other revenue on the consolidated statements of operations.

         As of December 31, 1998 and 1997, the Company had a non-interest bearing balance due on demand from ATC in the aggregate of $181,019.

                            ADVATEX ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998

NOTE 4 - INVESTMENTS (Continued):

         Summarized information for the investment accounted for by the equity method follows:

                                                                      1996
                                                                   ----------
                 Current assets                                    $  235,907
                 Property, net                                      2,823,505
                 Other assets                                         504,265
                                                                   ----------
                                                                   $3,563,677
                                                                   ==========
                 Liabilities                                       $  549,778
                 Total shareholders' equity                         3,013,899
                                                                   ----------
                                                                   $3,563,677
                                                                   ==========
                 Total net revenue                                 $1,459,625
                                                                   ==========
                 Net income                                        $   59,731
                                                                   ==========

                 Company's equity in net income                    $   23,892
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

NOTE 5 - INCOME TAXES:

         As the Company is in a loss carry forward position, no tax benefits were recorded relative to the losses incurred in 1998 and 1996. The provision for income taxes for 1997 consists of the following:

            Current:
               Federal - net of benefit of net operating loss
                  carry forward                                    $12,000
               State and local                                        -
                                                                   -------
                                                                   $12,000
                                                                   =======

         The tax effects of temporary differences that would give rise to deferred tax assets at December 31, 1998 and 1997 are presented below:

                                                       1998             1997
                                                    ----------       ----------

            Net operating loss carry forwards       $1,850,000       $1,900,000
            Contribution carryover                      43,180           43,180
            Depreciation                                 1,000            1,815
                                                    ----------       ----------
            Total gross deferred tax assets          1,894,180        1,944,995
            Less valuation allowance                 1,894,180        1,944,995
                                                    ----------       ----------
            Net Deferred Tax Asset                  $    -           $    -
                                                    ==========       ==========

                            ADVATEX ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998

NOTE 5 - INCOME TAXES (Continued):

         The Company has available operating loss carry forwards for federal tax purposes of approximately $5,000,000. These losses expire in various years beginning in 2006 and may result in deferred tax assets. The Company has recognized this asset but has provided a 100% valuation allowance since there is no assurance that the Company will be able to utilize this asset in the near future. This allowance will be evaluated at the end of each year, considering both positive and negative evidence concerning the realizability of the asset, and will be adjusted accordingly.

NOTE 6 - RELATED PARTY TRANSACTIONS:

    (a) The Company's controlling shareholder owns 49% of ATC (see Note 4). Effective April 1995 the Company is leasing office space provided by the controlling shareholder at $500 per month.

    (b) Legal services are provided to the Company by a firm in which a director of the Company is a member. Legal fees billed by the firm were approximately $11,000, $11,000 and $99,000 in 1998, 1997 and 1996,
         respectively.

    (c) The note receivable - affiliate of $146,500 at December 31, 1997, was due from Sprint Recycling, Inc. which is owned 100% by the controlling shareholder of the Company. The note was due on demand with interest at the rate of 8% per annum. The note was converted from loans receivable to a note receivable on December 31, 1996. The controlling shareholder of the Company guaranteed the payment of the note receivable. In January 1998, the Company received full payment of this note.

    (d) The Company had a $37,500 investment at December 31, 1996, in IDF International, Inc. and subsidiaries ("IDF") and a $12,500 note receivable from IDF. The note was due in 1999. A member of the Company's management is a member of the Board of Directors of IDF. During 1997, payment of this note was received and the Company sold this investment recognizing a gain of $159,000.

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

                            ADVATEX ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998

NOTE 7 - STOCK OPTION AND INCENTIVE PLANS (Continued):

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

         At December 31, 1997 and 1996, the Board had granted an aggregate of 126,500 shares of restricted stock under the 1988 stock-based awards program. The shares awarded are in the name of the employees, who have all the rights of a shareholder, subject to certain restrictions.

         At December 31, 1997 and 1996, non-qualified Stock Options were granted under the 1988 Plan for the purchase of an aggregate of 359,032 shares to officers, employees and consultants of the Company. The exercise prices for such options range from $.04 to $1.75 per share. No options were granted or exercised in 1998. At December 31, 1997, 276,448 shares were exercisable and 14,468 shares were available for grant under the 1988 Plan.

         None of the above option grants were exercised and the 1988 Plan expired on September 25, 1998

         During 1990, the Company adopted the 1990 Stock Option Plan for Outside Directors which provides for the issuance of non-qualified options to purchase shares of common stock to outside members of the Board. As of December 31, 1998 and 1997, 60,000 options are exercisable at an average price of $2.916 per share. The Company has reserved 100,000 shares for issuance under the plan.

         See also Note 2g.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

    (a) The Company leases certain facilities and equipment under arrangements accounted for as operating leases. Rent expense (net of sublease income) charged to operations under such arrangements aggregated $6,000 for each of the three years in the period ended December 31, 1998.

                            ADVATEX ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued):

    (b) The Company had an employment agreement with the controlling shareholder which expired December 31, 1993. The agreement provided for a base salary of $100,000 and an annual bonus, not in excess of $500,000. The controlling shareholder elected to receive compensation in an amount less than his base salary for the years subsequent to the expiration date. This shareholder has waived the receipt of compensation for the 1998 and 1997 years. The agreement also contained post-employment non-compete provisions and provided that the Company maintain term life insurance on the controlling shareholder's life in the amount of $1,000,000 for the benefit of his designated beneficiary.

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