Form 10-Q
period 1999-03-31
ADVATEX ASSOCIATES INC
filed 1999-05-17
CIK 820906

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             -----------

                              FORM 10-Q

(MARK ONE)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                  OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to______________

                    Commission file number 0-16450

                       ADVATEX ASSOCIATES, INC.
        (Exact name of Registrant as specified in its charter)


         Delaware                                13-3453420
---------------------------------------        --------------------
State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                  Identification No.)


605 West 48th Street, New York  N.Y.                10036
---------------------------------------        --------------------
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

Yes  X   No ___

As of March 18, 1999 Registrant had 5,375,744 shares of its Common Stock, $.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

                                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,   DECEMBER 31,
                                                                  1999          1998
                                                                             (UNAUDITED)
                                                             -----------    -------------
ASSETS
Current assets:

Cash                                                         $   878,153        883,581
Accounts Receivable - affiliate                                  181,019        181,019
Prepaid insurance                                                  8,991         12,991

                Total current assets                           1,068,163      1,077,591

Property and equipment, net                                  $    27,177         27,177
                                                             -----------    -----------
          Total assets                                       $ 1,095,340      1,104,768
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses                        $    26,855         39,996
Income taxes payable                                                  -           6,287
Accrued stock compensation                                       164,634        164,634
                                                             -----------    -----------
     Total current liabilities                                   191,489        210,917
                                                             -----------    -----------

Note payable - automobile                                         13,102         13,102
                                                             -----------    -----------

Stockholders' equity:

Common stock, $.01 par value.
 Authorized 20,000,000 shares;
 5,403,250 shares issued                                          54,032         54,032

Additional paid-in capital                                     6,885,119      6,885,119
Accumulated deficit                                           (5,965,632)    (5,975,632)
Treasury stock, at cost, 27,506
 shares                                                          (82,770)       (82,770)
                                                             -----------    -----------
       Total stockholders' equity                                890,749        880,749
                                                             -----------    -----------

          Total liabilities and
          stockholders' equity                               $ 1,095,340      1,104,768
                                                             ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                              1999         1998
                                           ----------   ----------
General and administrative
 expenses                                  $    4,000       20,802

Operating loss                                 (4,000)     (20,802)
 Interest income                           $   14,000        3,500
                                           ----------   ----------
 Net income (loss)                             10,000      (17,302)
                                           ==========   ==========
Net income (loss) per
  common share- basic                      $     0.00         0.00
                                           ----------   ----------
Weighted average number of
  common shares outstanding                 5,397,024    5,397,024
                                           ==========   ==========




See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                          1999           1998
                                                                     ------------     -----------
Cash flows from operating activities:

  Net income (loss)                                                  $    10,000        (17,302)

Adjustments to reconcile net income
 (loss) to net cash (used in)
  operating activities:

  Depreciation and amortization                                             -0-           2,002

 Increase (decrease) in cash due to change in:
     Prepaid insurance                                                     4,000         21,401
     Accounts payable and accrued expenses                               (13,140)       (27,001)
     Income taxes payable                                                 (6,288)          -0-

Net cash (used in) operating activities                                   (5,428)       (20,900)
Cash flows provided by financing
    activities-
     Notes receivable-affiliated companies                                 -0-          146,500

(Decrease) increase in cash                                               (5,428)       125,600

Cash at beginning of period                                              883,581        815,804
                                                                      ----------    -----------
Cash at end of period                                                 $  878,153        941,404
                                                                      ==========    ===========







     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999 AND 1998

(1)      BASIS OF PRESENTATION
The financial information for the three month periods ended March 31, 1999 and 1998, included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 1998 annual report on Form 10-K.

The results of operations for the three month period ended March 31, 1999 is not necessarily indicative of the results to be expected for the full year.

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

Item 2
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
On September 9, 1994 the Company purchased 40% of the outstanding common stock of ATC Real Estate and Development Corporation ("ATC") through its wholly owned subsidiary, Advatex Real Estate Corporation ("AREC"). As part of this transaction the Company entered into a contract with ATC to manage and operate ATC's property. Under this agreement the Company received 3% of annual gross receipts as a management fee. On April 11, 1997 ATC entered into a mortgage loan of $3,750,000 with a financial institution with ATC's property serving as a collateral. The term of the mortgage was 10 years with amortization of the principal over 20 years. The interest rate on this mortgage was 8.17%.

On May 5, 1997, the Board of Directors of the Company resolved to effect a merger between its two wholly-owned subsidiaries, AREC which owns shares of common stock of ATC, and Alorex Corp., a New York corporation ("Alorex"), pursuant to which Alorex would be the surviving corporation. This merger was completed in June, 1997.

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

At the same time as the redemption of the 40% ownership of ATC, all but one of the other shareholders of ATC similarly agreed to have their shares redeemed for the same purchase price per share. The remaining shareholder of ATC is Advanced Contracting, Inc. (now known as JD Holding Corp.), a majority shareholder of which is Joseph P. Donnolo, the President and Chairman of the Company. The Company believes that the terms of the redemption were fair to the Company and the same as that which would have been obtained in an arm's-length transaction. The valuation of ATC, which led to the pricing of the redemption, were based in substantial part on an independent appraisal of ATC's principal asset, an office building in East Brunswick, New Jersey. The Company also believes that agreeing to redeem the 40% ownership of ATC was in the best interest of the Company.

The Company used part of the proceeds from redemption of its 40% ownership of ATC to pay certain indebtedness. The Company will use the balance of the proceeds from the sale of investment in affiliated companies to search for other business opportunities.

General and administrative expenses were $4,000 for the three months ended March 31, 1999, as compared to $20,802 for the same period in 1998.

Interest income was $14,000 for the three months ended March 31, 1999 as compared to $3,500 for the same period in 1998.

                  LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1999, the Company's current ratio, that is, the ratio of current assets to current liabilities, was 5.59 to 1 as compared to 5.13 to 1 at December 31, 1998. Cash used in operating activities for the three months ended March 31, 1999 was $5,428 as compared to cash used in operating activities of $20,900 for the same period in 1998.

The Company has experienced substantial operating losses over the past several years. The Company has sought to minimize general and administrative expenses, however, losses may continue in future years which may require the Company to obtain additional funds from its affiliates or other third party sources. There can be no assurance as to the availability and terms of such funding.

PART II - Other Information
Item 1
Legal Proceedings
To management's knowledge, there are no pending legal proceedings against the Company that could be reasonably expected to have a material adverse effect on the Company's business or financial position.

Item 2
Changes in Securities.
No changes in securities occurred during the quarter for which this Form 10-Q quarterly report is filed.

Item 3
Defaults upon Senior Securities.    N/A.

Item 4
Submission of Matters to a Vote of Security Holders.
No matters have been submitted for a vote to security holders during the quarter for which this Form 10-Q is filed.

Item 5
Other Information.
Year 2000 Issue. In light of the fact that the Company has no active operations, no remedial measures will be necessary or taken to address the so-called Year 2000 computer issue.

Item 6
Exhibits and Reports on Form 8-K.
a) Except as set forth below, exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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



Date: May 11,1999            ADVATEX ASSOCIATES, INC.
                             --------------------------------
                             (Registrant)


                             /s/ Joseph P. Donnolo
                             --------------------------------
                             Joseph P. Donnolo
                             Chairman, President and Chief
                             Executive Officer



                             /s/ Rohullah F. Lodin
                             --------------------------------
                             Rohullah F. Lodin
                             Chief Financial and Chief
                             Accounting Officer



Date:  May 11, 1999