Form 10-Q
period 1999-06-30
ADVATEX ASSOCIATES INC
filed 1999-08-16
CIK 820906

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             -----------

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to_____________________

                    Commission file number 0-16450

                       ADVATEX ASSOCIATES, INC.
        (Exact name of Registrant as specified in its charter)

         Delaware                                   13-3453420
-------------------------------                -------------------
State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization                  Identification No.)

  605 West 48th Street, New York  N.Y.                10036
----------------------------------------            --------
(Address of principal executive offices)            Zip Code

Registrant's telephone number, including area code: (212) 921-0600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days.    Yes  [X]   No [ ]

As of August 9, 1999 Registrant had 5,375,744 shares of its Common Stock, $.01 par value, outstanding.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

Part I - Financial Information

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                        June 30,     December 31,
                                          1999           1998
                                       ----------     ----------
                                       (unaudited)

Assets:
Current assets:

Cash                                   $  858,353     $  883,581
Accounts Receivable - affiliate           181,019        181,019
Prepaid insurance                          32,951         12,991
                                       ----------     ----------
     Total current assets               1,072,323      1,077,591

Property and equipment, net                27,177         27,177
                                       ----------     ----------
          Total assets                 $1,099,500     $1,104,768
                                       ==========     ==========

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses  $   17,015     $   39,996
Income taxes payable                          -            6,287
Accrued stock compensation                164,634        164,634
                                       ----------     ----------
     Total current liabilities            181,649        210,917
                                       ----------     ----------
Note payable - automobile                  13,102         13,102

Stockholders' equity:
Common stock, $.01 par value.
 Authorized 20,000,000 shares;
 5,403,250 shares issued               $   54,032         54,032
Additional paid-in capital              6,885,119      6,885,119
Accumulated deficit                    (5,951,632)    (5,975,632)
Treasury stock, at cost, 27,506
 shares                                   (82,770)       (82,770)
                                       ----------     ----------
       Total stockholders' equity         904,749        880,749
                                       ----------     ----------
          Total liabilities and
          stockholders' equity         $1,099,500     $1,104,768
                                       ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                 ---------------------    ---------------------
                                    1999        1998         1999        1998
                                 ---------   ---------    ---------   ---------
General and administrative
 expenses                        $       0   $  16,106    $   4,000   $  36,908
                                 ---------   ---------    ---------   ---------
Operating loss                           0     (16,106)      (4,000)    (36,908)

Interest income                     14,000       3,500       28,000       7,000
                                 ---------   ---------    ---------   ---------
 Net income (loss)               $  14,000   $ (12,606)   $  24,000   $ (29,908)
                                 =========   =========    =========   =========

Net income (loss)
  per common share               $    0.00       (0.00)        0.01       (0.01)
                                 ---------   ---------    ---------   ---------
Weighted average number of
  common shares outstanding      5,470,000   5,470,000    5,470,000   5,470,000
                                 =========   =========    =========   =========


See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Six Months Ended June 30,
                                                      ------------------------
                                                         1999           1998
                                                      ---------      ---------
Cash flows from operating activities:
  Net income (loss)                                   $  24,000      $ (29,908)

Adjustments to reconcile net income
  (loss) to net cash (used in) provided
    by operating activities:
  Depreciation and amortization                             -0-          4,000
  Increase (decrease) in cash due to change in:
    Prepaid insurance                                   (19,960)        31,402
    Accounts payable and accrued expenses               (22,981)       (51,946)
    Income taxes payable                                 (6,287)           -0-
    Loans receivable - affiliate                            -0-            -0-
    Note receivable - affiliate                             -0-        146,500
                                                      ---------      ---------
Net cash (used in) provided by
  operating activities                                  (25,228)       100,048

Cash flows provided by financing
  activities-
     Notes payable-affiliated companies                     -0-            -0-
                                                      ---------      ---------

Decrease in cash                                        (25,228)       100,048

Cash at beginning of period                             883,581        815,804
                                                      ---------      ---------
Cash at end of period                                 $ 858,353      $ 915,852
                                                      =========      =========

See accompanying notes to condensed consolidated financial statements.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                             June 30, 1999 and 1998

(1) Basis of Presentation

The financial information for the three and six-month periods ended June 30, 1999 and 1998 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of results for the interim periods.

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

The results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

INTRODUCTION:

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

At the same time as the redemption of the 40% ownership of ATC, all but one of the other shareholders of ATC similarly agreed to have their shares redeemed for the same purchase price per share. The remaining shareholder of ATC is Advanced Contracting, Inc, (now known as JD Holding Corp.), a majority shareholder of which is Joseph P. Donnolo, the President and Chairman of the Company. The Company believes that the terms of the redemption were fair to the Company and the same as that which would have been obtained in an arm's-length transaction. The valuation of ATC which led to the pricing of the redemption were based in substantial part on an independent appraisal of ATC's principal asset, an office building in East Brunswick, New Jersey. The Company also believes that agreeing to redeem the 40% ownership of ATC was in the best interest of the Company.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES


The Company used part of the proceeds from redemption of its 40% ownership of ATC to pay certain indebtedness. The Company will use the balance of the proceeds from the sale of investment in affiliated companies to search for other business opportunities.

Effective June 15, 1999, the Company entered into a Consulting Agreement (the "Agreement") with G-V Capital Corp., a New York-based investment banking firm ("G-V"). Pursuant to the Consulting Agreement, G-V agreed to assist the Company in introducing potential business opportunities, including possible acquisitions of operating businesses by the Company. The Consulting Agreement continues until December 31, 1999, and is automatically renewed for three-month periods thereafter, but may be terminated by either party on 30 days' notice. As compensation for its services, G-V will receive five percent (5%) of the fully diluted outstanding Common Stock of the Company following a transaction pursuant to which the Corporation acquires, directly or indirectly, the assets or business operation of an operating business, whether or not introduced by G-V (a "Transaction"). G-V is also reimbursed for certain business expenses.

In addition, at the same time as the Consulting Agreement, Joseph P. Donnolo, the Company's President, G-V and the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") pursuant to which Mr. Donnolo sold 540,325 shares of Common Stock to designees of G-V at a purchase price of $.185 per share or $100,000 in the aggregate. If the Consulting Agreement is terminated prior to consummation of a Transaction, Mr. Donnolo is obligated to repurchase these shares from the G-V designees at the price they were sold, unless the designees shall have transferred the shares prior thereto. As part of the Purchase Agreement, the Company agreed not to issue any shares of Common Stock or other securities without G-V's prior written consent, which consent shall not be unreasonably withheld or delayed.

QUARTER TO QUARTER RESULTS

General and administrative expenses were $16,106 for the three months ended June 30, 1998 as compared to no general and administrative expenses for the same period in 1999.

Interest income was $14,000 for the three months ended June 30, 1999 as compared to $3,500 for the same period in 1998.

YEAR TO DATE RESULTS

General and administrative expenses were $36,908 for the six months ended June 30, 1998 as compared to $4,000 for the same period in 1999.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

Interest income was $28,000 for the six months ended June 30, 1999 as compared to $7,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's current ratio, that is, the ratio of current assets to current liabilities, was 5.90 to 1 as compared to 5.11 to 1 at December 31, 1998. Cash used in operating activities for the six months ended June 30, 1999 was $25,228 as compared to cash used in operating activities of $100,048 for the same period in 1998. The negative cash flow from operations for the current six month period ended June 30, 1999 is primarily due to the decrease of accounts payable and accrued expenses of $22,981 and an increase of prepaid insurance of $19,960, partially offset by net income of $24,000.

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

Item 2

Changes in Securities.

No changes in securities occurred during the quarter for which this Form 10-Q quarterly report is filed

Item 3

Defaults upon Senior Securities.

N/A.

Item 4

Submission of Matters to a Vote of Security Holders.

No matters have been submitted for a vote to security holders during the quarter for which this Form 10-Q is filed.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

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

Date: August 12, 1999                    ADVATEX ASSOCIATES, INC.
                                         (Registrant)


                                         /s/ Joseph P. Donnolo
                                         -------------------------------------
                                         Joseph P. Donnolo
                                         Chairman, President and Chief
                                         Executive Officer


                                         /s/ Rohullah Lodin
                                         -------------------------------------
                                         Rohullah F. Lodin
                                         Chief Financial and Chief
                                         Accounting Officer

Date:  August 12, 1999