Form 10-Q
period 1999-09-30
ADVATEX ASSOCIATES INC
filed 1999-11-15
CIK 820906

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No ___

As of November 10, 1999 Registrant had 5,375,744 shares of its Common Stock, $.01 par value, outstanding.

Part I - Financial Information

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      September 30,   December 31,
                                           1999           1998
                                       ------------  -------------
                                              (unaudited)
Assets

Current assets:

Cash                                   $  864,327        883,581
Accounts Receivable - affiliate           181,019        181,019
Prepaid insurance                          24,951         12,991
                                       ----------     ----------
          Total current assets          1,070,297      1,077,591

Property and equipment, net                24,177         27,177
                                       ----------     ----------
          Total assets                 $1,094,474      1,104,768
                                       ==========     ==========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable and accrued expenses  $   17,015         39,996
Income taxes payable                           -           6,287
Accrued stock compensation                164,634        164,634
                                       ----------     ----------
     Total current liabilities            181,649        210,917
                                       ----------     ----------
Note payable - automobile                  13,102         13,102
                                       ----------     ----------
Stockholders' equity:

Common stock, $.01 par value.
 Authorized 20,000,000 shares;
 5,403,250 shares issued                   54,032         54,032

Additional paid-in capital              6,885,119      6,885,119
Accumulated deficit                    (5,956,658)    (5,975,632)
Treasury stock, at cost, 27,506
 shares                                   (82,770)       (82,770)
                                       ----------     ----------
       Total stockholders' equity         899,723        880,749
                                       ----------     ----------
          Total liabilities and
          stockholders' equity         $1,094,474      1,104,768
                                       ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                                 1999       1998       1999        1998
                              ---------  ---------  ---------   ---------

General and administrative      17,026     35,314     21,026      72,223
 expenses                     ---------  ---------  ---------   ---------

Operating loss                 (17,026)   (35,314)   (21,026)    (72,223)

 Interest income                12,000      3,500     40,000      10,500

 Net income (loss)              (5,026)   (31,814)    18,974     (61,723)
                             =========  =========  =========   =========

Net loss per common share    $    0.00      (0.01)      0.00       (0.01)
                             ---------  ---------  ---------   ---------

Weighted average number of
  common shares outstanding  5,375,744  5,375,744  5,375,744   5,375,744
                             =========  ---------  ---------   ---------


See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                        Nine Months Ended September 30,
                                              1999            1998
                                          -----------     -----------
Cash flows from operating activities:

  Net income (loss)                         $  18,974        (61,723)

Adjustments to reconcile net income
 (loss) to net cash (used in) provided
   by operating activities:

  Depreciation and amortization                 3,000          6,000

  Increase (decrease) in cash due to change in:
     Prepaid insurance                        (11,960)        41,402
     Accounts payable and accrued expenses    (22,981)       (60,496)
     Income taxes payable                      (6,287)           -0-
     Loans receivable - affiliate                 -0-            -0-
     Note receivable - affiliate                  -0-        146,500
                                            ---------      ---------
Net cash (used in) provided by
     operating activities                     (19,254)        71,683

(Decrease)increase in cash                    (19,254)        71,683

Cash at beginning of period                   883,581        815,804
                                            ---------      ---------

Cash at end of period                       $ 864,327        887,487
                                            =========      =========


See accompanying notes to condensed consolidated financial statements.

                   ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           September 30, 1999 and 1998

(1) Basis of Presentation
The financial information for the three and nine-month periods ended September 30, 1999 and 1998 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of results for the interim periods.

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

The results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                   ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
INTRODUCTION

On September 9, 1994 the Company purchased 40% of the outstanding common stock of ATC Real Estate and Development Corporation ("ATC") through its wholly owned subsidiary, Advatex Real Estate Corporation ("AREC"). As part of this transaction the Company entered into a contract with ATC to manage and operate ATC's property. Under this agreement the Company received 3% of annual gross receipts as a management fee. On April 11, 1997 ATC entered into a mortgage loan of $3,750,000 with a financial institution with ATC's property serving as collateral. The term of the mortgage was 10 years with amortization of the principal over 20 years. The interest rate on this mortgage was 8.17%.

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

                   ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

The Company used part of the proceeds from redemption of its 40% ownership of ATC to pay certain indebtedness. The Company will use the balance of the proceeds from the sale of or investment in affiliated companies to search for other business opportunities.

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

                   ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

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

Quarter to Quarter Results

General and administrative expenses were $17,026 for the three months ended September 30, 1999 as compared to $35,314 for the same period in 1998.

Interest income was $12,000 for the three months ended September 30, 1999 as compared to $3,500 for the same period in 1998.

Year to Date Results
General and administrative expenses were $21,026 for the nine months ended September 30, 1999 as compared to $72,223 for the same period in 1998.

Interest income was $40,000 for the nine-month period ended September 30, 1999 as compared to $10,500 for the same period in 1998.

                  LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company's current ratio, that is, the ratio of current assets to current liabilities, was 5.89 to 1 as compared to 5.11 to 1 at December 31, 1998. Cash used in operating activities for the nine months ended September 30, 1999 was $19,254 as compared to cash provided by operating activities of $71,683 for the same period in 1998. The negative cash flow from operations for the current nine-month period ended September 30, 1999 is primarily due to the decrease of accounts payable and accrued expenses of $22,981 and increase of prepaid insurance of $11,960, partially offset by a net income of $18,974.

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

                   ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

Exhibit         Item
27.1           Financial Data Schedule

b) No reports on Form 8-K were filed during the quarter for which this Form 10-Q quarterly report is filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1999                            ADVATEX ASSOCIATES, INC.
                                                        (Registrant)



                                                   /s/ Joseph P. Donnolo
                                                   ____________________________
                                                   Joseph P. Donnolo
                                                   Chairman President and Chief
                                                   Executive Officer




                                                   /s/ Rohullah F. Lodin
                                                   ____________________________
                                                   Rohullah F. Lodin
                                                   Chief Financial and Chief
                                                   Accounting Officer