Form 10-K405
period 1999-12-31
ADVATEX ASSOCIATES INC
filed 2000-03-30
CIK 820906

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [fee required]

For the fiscal year ended December 31, 1999

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________ to________________
                         Commission file number 0-16450

                            ADVATEX ASSOCIATES, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                 13-3453420
  -------------------------------        ---------------------------------
  (State or other jurisdiction of        (I.R.S. Employer incorporation or
           organization)                        Identification No.)

 605 West 48th Street New York,  NY                  10036
----------------------------------------           ---------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   (212) 921-0600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [X]

As of March 9, 2000, Registrant had 5,397,024 shares of its Common Stock outstanding. The market value of the Common Stock held by non-affiliates of the Registrant as of that date was $850,000


                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's definitive proxy statement for the 1999 Annual Meeting, which will be filed within 120 days of December 31, 1999 are incorporated by reference into Part III.

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

As part of this transaction the Company entered into a contract with ATC to manage and operate the property known as Turnpike Plaza located at 197 Highway 18, East Brunswick, Middlesex County, New Jersey ("Turnpike Plaza") on a day to day basis under the direction of ATC. Under this agreement the Company received 3% of the annual gross receipts as management fee. ATC, a corporation incorporated in the state of Delaware on July 13, 1994, was formed by AREC and Advanced Contracting Corp. (now known as JD Holding Corp.), an affiliate of the Company, which owns 49% of the common stock of ATC. The remaining 11% of the outstanding stock of ATC was owned by other related parties.

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

On April 11, 1997 ATC entered into a mortgage loan of $3,750,000 with a financial institution, with Turnpike Plaza serving as a collateral. The term of the mortgage is 10 years, at an interest rate of 8.17%, with amortization of the principal over 20 years.

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

In addition, on August 1, 1997, pursuant to a certain Redemption Agreement between ATC and Alorex, the 40% ownership of ATC by Alorex was redeemed by ATC for $2,054,556. The manner of payment consisted of $1,604,556 in cash and $450,000 in cancellation of certain indebtedness of Alorex to ATC. Accordingly, the Company no longer receives certain management fees and other income it received as a result of its 40% ownership of ATC and has no revenue generating operations at this time.

At the same time as the redemption of Alorex's 40% ownership of ATC, all but one of the other shareholders of ATC similarly agreed to have their shares redeemed for the same purchase price per share. The remaining shareholder of ATC is Advanced Contracting, Corp. (now known as JD holding Corp.), the majority shareholder of which is Joseph P. Donnolo, the President and chairman of the Company. The Company believes that the terms of the redemption were fair to the Company and the same as those which would have been obtained in an arm's-length transaction. The valuation of ATC which led to the pricing of the ATC's principal asset, Turnpike Plaza, was conducted by an independent appraiser. The Company also believes that agreeing to redeem the 40% ownership of ATC was in the best interest of the Company.

The Company used part of the proceeds from the redemption of its 40% ownership of ATC to pay certain indebtedness. The Company will use the balance of the proceeds to search for other business opportunities.

Effective June 15, 1999, the Company entered into a Consulting Agreement (the "Agreement") with G-V Capital Corp., a New York-based investment banking firm ("G-V"). Pursuant to the Consulting Agreement, G-V agreed to assist the Company in introducing potential business opportunities, including possible acquisitions of operating businesses by the Company. The Consulting Agreement continues until December 31, 1999, and is automatically renewed for three-month periods thereafter, but may be terminated by either party on 30 days' notice. Through the date of filing of this Form 10-K, neither party has terminated. As compensation for its services, G-V will receive five percent (5%) of the fully diluted outstanding common stock of the Company, par value $.01 per share ("Common Stock") following a transaction pursuant to which the Corporation acquires, directly or indirectly, the assets or business operation of an operating business, whether or not introduced by G-V (a "Transaction"). G-V is also reimbursed for certain business expenses.

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

EMPLOYEE

The Company currently has no employees.

Item 2.  PROPERTIES AND EQUIPMENT

On April 1, 1995 the Company cancelled its month to month lease for office space in a building located in midtown Manhattan. The Company relocated its office to another building owned by the Company's controlling stockholder and chief executive officer, Joseph P. Donnolo. This space has been leased on a month to month basis at a base rent of $500 per month through December 31, 1998. Lease payments have been waived effective January 1, 1999 since the Company's use of this space is minimal.

Item 3. LEGAL PROCEEDINGS

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

The Company's Common Stock was quoted on the National Association of Securities Dealers Automated Quotation Systems ("NASDAQ") until July 14, 1992. On July 14, 1992 the stock of the Company was delisted from NASDAQ as a result of not meeting certain criteria. As such, the Company's Common Stock is not currently traded on any public market and the stock price is not readily available.

As of March 9, 2000, there were 283 holders of record of the Company's Common Stock.

The Company has not paid dividends on its Common Stock, and it is management's present intention not to declare or pay dividends on its Common Stock, but to retain the earnings for reinvestment in the future operations of the Company.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the fiscal years 1999, 1998, 1997, 1996, and 1995.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K. (See Financial Statements and Supplementary Data).

                                      Year Ended December 31,
                                     (In thousands,except per
                                       share data amounts)
                                     ------------------------
Income Statement Data:          1999    1998    1997    1996   1995
----------------------          ----    ----    ----    ----   ----
Real estate management
fee.....................       $   -       -      24      42     21

Other revenue.............     $   -       -       -     100    100

Contract revenue and
  referral fees...........     $   -       -       -       -      -

General and administrative
  expenses................     $ (87)    114     274     368    889

Operating loss............     $ (87)   (114)   (250)   (226)  (768)
Other income (expense):

  Interest Income.........     $  40      37     115       -      3

  Interest expense........     $   -       -     (43)    (48)    (8)

  Reversal of accrued
    compensation..........     $ 165       -       -       -      -

  Gain (loss) on disposal
    of automobile.........     $  (8)      -       -       5      -

  Gain on sale of
    investments...........     $   -       -     866       -      -

Income (loss) before
  equity in operations
   of investee............     $ 110     (77)    688    (269)  (773)

Equity in operation of
  investee ...............     $   -       -       -      24     35

Income (loss) before
  provision for taxes.....     $ 110     (77)    688    (245)  (738)

Provision for income
  taxes...................     $   -       -      12       -      -

Net income (loss).........     $ 110     (77)    676    (245)  (738)

                                      Year Ended December 31,
                                     (In thousands,except per
                                       share data amounts)
                                     ------------------------
                               1999    1998    1997    1996   1995
                               ----    ----    ----    ----   ----
Net income (loss) per
  common share..........     $  .02    (.01)    .13    (.05)  (.14)

Weighted average shares
  outstanding ........        5,397   5,397   5,397   5,397  5,397

Balance Sheet Data:

Working capital.......       $  990     867     793    (681)  (208)

Total assets..........       $1,037   1,105   1,227   1,733  1,426

Total liabilities.....       $   47     224     270   1,452    900

Total stockholders' equity   $  990     881     957     281    526

Book value per common share
at year end...........       $  .18     .16     .18     .05    .10

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999, AS COMPARED WITH YEAR ENDED DECEMBER 31, 1998.

The operating loss for fiscal year 1999 was $86,952 as compared to an operating loss of $113,756, for fiscal 1998.

Interest income was $40,152 for fiscal year 1999, as compared to $37,118 during fiscal 1998.

The Company also recognized income of $164,634 as a result of the reversal of compensation accrued with respect to unexercised and expired stock options.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998, AS COMPARED WITH YEAR ENDED DECEMBER 31, 1997.

Real estate management fees for fiscal year 1997 were $24,000 as compared to no real estate management fees during fiscal year 1998. The Company's management fee was 3% of the Turnpike Plaza rental income. This decrease is a direct result of the Company's redemption of the 40% ownership of ATC. The Company has not received management fees since August 1, 1997.

The Company had no contract revenues or referral fees for fiscal years 1998 or 1997. The operating loss for fiscal year 1998 was $113,756 as compared to an operating loss of $250,256 for fiscal year 1997.

Interest expense for fiscal year 1997 was $42,301 as compared to no interest expense during fiscal year 1998. The interest expense for fiscal year 1997 was a result of the accrual of interest on a note payable to Angela Donnolo, the wife of Joseph Donnolo, the controlling stockholder of the Company. This note was repaid in full in August 1997.

Gain on sale of investments was $865,997 for fiscal year 1997. In August 1997, ATC redeemed the 1,200 shares (40% ownership) held by the Company for aggregate proceeds of $2,054,556. The gain recognized in this transaction was $706,997. The Company also sold its 209,000 shares of IDF International Inc., a New York corporation. The proceeds of $209,000 from such sale resulted in a gain of $159,000.

Interest income was $37,118 for fiscal year 1998, as compared to $114,755 during fiscal 1997. As part of the interest income received during 1997, the Company realized $98,000 as a one time interest and dividend income due to the funds it received from the aforementioned proceeds and its investment in ATC.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company's current ratio (current assets to current liabilities) was 25.8 to 1, as compared to 5.11 to 1 at December 31, 1998. For the year ended December 31, 1999, the Company experienced a negative cash flow from operations of $18,130, as compared with a negative cash flow from operations of $74,223 and $421,652 for the prior two fiscal years, respectively.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

Part III

Item 10.  DIRECTORS AND OFFICERS OF THE COMPANY

    NAME              AGE     TITLE AND PERIOD OF SERVICE
    ----              ---     ---------------------------
Joseph P. Donnolo      56     Chairman of The Board and
                              Chief Executive Officer since 1987.

Frank J. Fitzsimmons   53     Partner, Fitzsimmons & Ringle, P.C.,
                              Director, Secretary of the Corporation
                              since 1987.

Rohullah F. Lodin      38     Chief Financial Officer and
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

Item 11 and 12. EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF
                CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following persons are known to the Company to be Officers, Directors and beneficial owners of more than 5% of the registrant's Common Stock as of March 15, 1999:

Name and address              Amount and Nature
of Beneficial owner           Beneficial ownership          Percent of Class
-------------------           --------------------          ----------------
Joseph P. Donnolo                3,303,075 (1)                     61%
C/O Advatex Associates, Inc.
605 West 48th Street
New York, NY 10036

Frank J. Fitzsimmons                 3,900 (2)                      *
C/O Advatex Associates, Inc.
605 West 48th Street
New York, NY 10036

All Officers and Directors
as a Group (2 Individuals)       3,306,975                         61%

* Represents less than 1% of outstanding shares of the common stock of the Company.

(1) Includes 4,000 shares controlled by Mr. Donnolo and certain of his affiliates.

(2) Includes shares held in an IRA account for Mr. Fitzsimmons and shares held in an IRA account for Mr. Fitzsimmon's wife.

No director or officer has received compensation for services rendered during 1997, 1998 or 1999.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has in the past and may in the future enter into certain transactions with affiliates of the Company. It is anticipated that such transactions will be entered into at a fair market value for the transaction. Additional information regarding these transactions can be found in Item 1. Business, Item 2, Properties, Item 7, Management's Discussion and Analysis of Financial Condition and Result of Operations., Item 8, Financial Statements and Supplementary Data., and in "Note 6. Related-Party Transactions".

Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

        (a) The following documents are filed as a part of this report on Form 10-K:

        (1) Consolidated Financial Statements of the Company for the years ended December 31, 1999, 1998 and 1997 required to be filed by Item 8 and 14(d) of Form 10-K. See Index to Consolidated Financial Statements of the Company.

        (2) Exhibits

Exhibit
Number                     Description
-------                   -------------
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

27      Financial Data Schedule

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

                          INDEX TO FINANCIAL STATEMENTS
                                                                        Page(s)

Independent Auditors' Report                                             F - 2

Consolidated Financial Statements:

     Balance Sheets - December 31, 1999 and 1998                         F - 3

     Statements of Operations - Years Ended December 31, 1999,
       1998 and 1997                                                     F - 4

     Statements of Changes in Shareholders' Equity - Years Ended
       December 31, 1999, 1998 and 1997                                  F - 5

     Statements of Cash Flows - Years Ended December 31, 1999,
       1998 and 1997                                                     F - 6

Notes to Consolidated Financial Statements                               F - 7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Advatex Associates, Inc.

We have audited the consolidated balance sheets of Advatex Associates, Inc. and subsidiary as of December 31, 1999 and 1998 and the consolidated statements of operations, shareholders' equity and cash flows for the three years ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advatex Associates, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the three years ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                  LAZAR LEVINE & FELIX LLP

New York, New York
March 27, 2000

                            ADVATEX ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                   - ASSETS -

                                                        1999            1998
                                                    ------------    -----------

CURRENT ASSETS:
    Cash                                             $   859,451    $   883,581
    Accounts receivable - affiliate (Note 4)             161,019        181,019
    Prepaid expenses and other current assets              9,983         12,991
                                                     -----------    -----------
TOTAL CURRENT ASSETS                                   1,030,453      1,077,591

PROPERTY AND EQUIPMENT, NET (Notes 2f and 3)               7,018         27,177
                                                     -----------    -----------
                                                     $ 1,037,471    $ 1,104,768
                                                     ===========    ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
    Accounts payable and accrued expenses            $    40,000    $    39,996
    Accrued stock compensation (Note 7)                     -           164,634
    Income taxes payable (Notes 2d and 5)                   -             6,287
                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                                 40,000        210,917
                                                     -----------    -----------
LONG-TERM LIABILITIES:
    Note payable - automobile                              7,102         13,102
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 7):
    Common stock, $.01 par value, authorized
      20,000,000 shares; 5,403,250 shares issued          54,032         54,032
    Additional paid-in capital                         6,885,119      6,885,119
    Accumulated deficit                               (5,866,012)    (5,975,632)
    Treasury stock, at cost - 6,226 shares               (82,770)       (82,770)
                                                     -----------    -----------
                                                         990,369        880,749
                                                     -----------    -----------
                                                     $ 1,037,471    $ 1,104,768
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                            ADVATEX ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                               1999        1998        1997
                                              ------      ------      ------

REVENUES:
    Real estate management fees (Note 4)     $     -     $     -     $   24,000
                                             ----------  ----------  ----------
COSTS AND EXPENSES:
    General and administrative expenses          86,952     113,756     274,256
                                             ----------  ----------  ----------
LOSS FROM OPERATIONS                            (86,952)   (113,756)   (250,256)
                                             ----------  ----------  ----------
OTHER INCOME (EXPENSE):
    Interest and dividend income (Note 4)        40,152      37,118     114,755
    Interest expense                               -           -        (42,301)
    Reversal of accrued compensation
      (Note 7)                                  164,634        -           -
    Loss on disposal of fixed assets             (8,214)       -           -
    Gain on sale of investments (Notes 4
      and 6c)                                      -           -        865,997
                                             ----------  ----------  ----------
                                                196,572      37,118     938,451
                                             ----------  ----------  ----------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                  109,620     (76,638)    688,195
    Provision for income taxes (Notes 2d
      and 5)                                       -           -         12,000
                                             ----------  ----------  ----------
NET INCOME (LOSS)                            $  109,620  $  (76,638) $  676,195
                                             ==========  ==========  ==========
BASIC/DILUTED EARNINGS (LOSS) PER SHARE
  (Note 2e)                                        $.02       $.(01)      $(.13)
                                                   ====       =====       =====
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON SHARE EQUIVALENTS OUTSTANDING        5,397,024   5,397,024   5,397,024
                                             ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                            ADVATEX ASSOCIATES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     Additional                                         Total
                                                         Common       Paid-in        Accumulated       Treasury      Shareholders'
                                                         Stock        Capital          Deficit          Stock           Equity
                                                         -----        -------          -------          -----           ------
Balance at January 1, 1997                              $54,032     $6,885,119      $(6,575,189)     $ (82,770)       $281,192

Net income                                                 -             -              676,195           -            676,195
                                                        -------     ----------      -----------      ---------        --------

Balance at December 31, 1997                             54,032      6,885,119       (5,898,994)       (82,770)        957,387

Net loss                                                   -             -              (76,638)          -            (76,638)
                                                        -------     ----------      -----------      ---------        --------

Balance at December 31, 1998                             54,032      6,885,119       (5,975,632)       (82,770)        880,749

Net income                                                 -             -              109,620           -            109,620
                                                        -------     ----------      -----------      ---------        --------

BALANCE AT DECEMBER 31, 1999                            $54,032     $6,885,119      $(5,866,012)     $ (82,770)       $990,369
                                                        =======     ==========      ===========      =========        ========

          See accompanying notes to consolidated financial statements.

                            ADVATEX ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                    1999           1998          1997
                                                                                ------------   -------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                             $109,620       $(76,638)    $  676,195
    Adjustments to reconcile net income (loss) to net cash (used in)
      operating activities:
      Depreciation and amortization                                                 11,945          8,000          9,000
      Accrued compensation                                                        (164,634)          -              -
      Loss on disposal of fixed assets                                               8,214           -              -
      Gain on sale of investments                                                     -              -          (865,997)
    Increase (decrease) in cash due to changes in:
      Accounts receivable - affiliate                                               20,000           -          (149,001)
      Prepaid expenses                                                               3,008         36,239        (19,230)
      Accounts payable, accrued expenses and income taxes                           (6,283)       (41,824)       (72,619)
                                                                                  --------       --------     ----------
        Net cash (used in) operating activities                                    (18,130)       (74,223)      (421,652)
                                                                                  --------       --------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in notes receivable - affiliate                                          -           146,500           -
    Decrease in notes receivable                                                      -              -            12,500
    Proceeds from sale of investments                                                 -              -         2,251,056
    Notes repaid to affiliate                                                         -              -          (500,000)
                                                                                  --------       --------     ----------
        Net cash provided by investing activities                                     -           146,500      1,763,556
                                                                                  --------       --------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes payable - affiliate                                                         -              -          (600,000)
    Notes payable - auto                                                            (6,000)        (4,500)        (8,672)
                                                                                  --------       --------     ----------
        Net cash (used in) financing activities                                     (6,000)        (4,500)      (608,672)
                                                                                  --------       --------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (24,130)        67,777        733,232
    Cash and cash equivalents at beginning of year                                 883,581        815,804         82,572
                                                                                  --------       --------     ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $859,451       $883,581     $  815,804
                                                                                  ========       ========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    (i)Cash paid during the year for:
          Taxes                                                                     $6,680         $5,713     $    -
          Interest                                                                   1,544          3,544         90,301

          See accompanying notes to consolidated financial statements.

                            ADVATEX ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999

NOTE   1   -     NATURE OF BUSINESS AND BASIS OF PRESENTATION:

                 Through 1992, Advatex Associates, Inc. ("the Company") provided asbestos removal and other related abatement services. Such services were provided primarily to commercial office buildings in the New York metropolitan area. During 1993, management discontinued field operations related to asbestos removal and sought new business opportunities. In September 1994, the Company purchased a 40% interest in a company that owned and operated a commercial real estate property (see Notes 4 and 6c) regarding sale of this investment). The Company has been inactive since July 31, 1997 and is assessing various business opportunities.

                 The Company has experienced substantial operating losses over the past several years and has sought to minimize general and administrative expenses. During 1997, the Company sold certain of its investments (see Notes 4 and 6c), repaid all affiliated loans in 1997 and believes that, as of December 31, 1999, it has enough cash to support its financing requirements for at least the next 12 months. There can be no assurance that the Company will be able to attain profitable operations.

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        (a)      Principles of Consolidation:

                 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Alorex Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                            ADVATEX ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999

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

        (e)      Earnings (Loss) Per Share:

                 The Company has adopted SFAS 128 "Earnings Per Share" (ASFAS
                 128), which has changed the method of calculating earnings
                 (loss) per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Prior period loss per share data has been restated in accordance with Statement 128. The income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and common equivalent shares outstanding during each period.

        (f)      Property and Equipment:

                 Property and equipment are recorded at cost. For financial reporting purposes, automotive vehicles are being depreciated using the straight-line method over the estimated useful lives of the assets. For income tax purposes, accelerated methods are used.

        (g)      Stock Option Plan:

                 Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company did not grant any stock options in 1997, 1998 or 1999, thus the adoption of SFAS No. 123 had no impact on the Company's consolidated financial position, results of operations or liquidity for those years.

        (h)      Statements of Cash Flows:

                 For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

                            ADVATEX ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (i)      Comprehensive Income:

                 SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. This statement prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.

NOTE   3   -     PROPERTY AND EQUIPMENT, NET:

                 Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                           1999          1998
                                                          -------       -------

                    Automotive vehicles                   $35,090       $55,177
                    Less: accumulated depreciation         28,072        28,000
                                                          -------       -------
                                                          $ 7,018       $27,177
                                                          =======       =======
NOTE   4   -     INVESTMENTS:

                 On September 9, 1994, the Company purchased 40% (1,200 shares) of the outstanding common stock of ATC Real Estate and Development Corporation ("ATC") through the Company's wholly-owned subsidiary, Advatex Real Estate Corporation, which was formed in the State of Delaware on August 18, 1994. The purchase price of $1,290,000 was paid from cash and cash equivalents held by the Company, of which $107,500 was paid in January 1995. ATC owns a 100% interest in a property known as Turnpike Plaza located in East Brunswick, New Jersey. ATC was formed by Advatex Real Estate Corporation and Advanced Contracting Corp., an entity in which the controlling shareholder is also the controlling shareholder of the Company. ATC purchased Turnpike Plaza on September 9, 1994 for consideration of a $2,131,000 payment in cash, a commitment to repair the parking garage attached to the property at an estimated cost of $650,000, and assumptions of various liabilities, commitments and closing costs amounting to $445,000. In December 1996, ATC entered into a mortgage loan commitment with a financial institution to borrow up to $3,750,000. The loan was secured by Turnpike Plaza.

                 The Company entered into a contract with ATC to manage and operate the property. The management fee for such services was 3% of the gross annual receipts of the property. The income earned of $24,000 in 1997 for the management services provided by the Company is reflected as real estate management fees on the consolidated statements of operations.

                 In July 1997, the Company received a cash dividend of $98,000 from ATC. In August 1997, ATC redeemed the 1,200 shares held by the Company for aggregate proceeds of $2,054,556. The gain recognized in this transaction was $706,997, which included the Company's equity in net income for the period from January 1, 1997 through August 1997.

                 As of December 31, 1999 and 1998, the Company had a non-interest bearing balance due on demand from ATC in the aggregate of $161,019 and $181,019, respectively.

                            ADVATEX ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999

NOTE   5   -     INCOME TAXES:

                 As the Company is in a loss carry forward position, no tax benefits were recorded relative to the losses incurred in 1999 and 1998. The provision for income taxes for 1997 consists of the following:

                     Current:

                        Federal - net of benefit of net operating
                          loss carry forward                        $12,000
                        State and local                                -
                                                                    -------
                                                                    $12,000
                                                                    =======

                 The tax effects of temporary differences that would give rise to deferred tax assets at December 31, 1999 and 1998 are presented below:

                                                           1999         1998
                                                         ----------  ----------

                     Net operating loss carry forwards   $1,870,000  $1,850,000
                     Contribution carryover                  43,180      43,180
                     Depreciation                              -          1,000
                                                         ----------  ----------
                     Total gross deferred tax assets      1,913,180   1,894,180
                     Less valuation allowance             1,913,180   1,894,180
                                                         ----------  ----------
                     Net Deferred Tax Asset              $     -     $     -
                                                         ==========  ==========

                 The Company has available operating loss carry forwards for federal tax purposes of approximately $5,400,000. These losses expire in various years beginning in 2006 and may result in deferred tax assets. The Company has recognized this asset but has provided a 100% valuation allowance since there is no assurance that the Company will be able to utilize this asset in the near future. This allowance will be evaluated at the end of each year, considering both positive and negative evidence concerning the realizability of the asset, and will be adjusted accordingly.

NOTE   6   -     RELATED PARTY TRANSACTIONS:

        (a)      The Company's controlling shareholder owns 49% of ATC (see Note
                 4). Effective April 1995 the Company leased office space provided by its controlling shareholder at $500 per month through December 31, 1998. This shareholder has waived such lease payments effective January 1, 1999, since the Company's use of such space is minimal.

        (b) Legal services are provided to the Company by a firm in which a director of the Company is a member. Legal fees billed by the firm were approximately $500, $11,000 and $11,000 in 1999, 1998 and 1997, respectively.

                 Management believes that all of the foregoing arrangements in
                 (a) and (b) above are upon terms no less favorable to the Company than those which could be obtained from unrelated third parties.

        (c) The Company had a $37,500 investment at December 31, 1996, in IDF International, Inc. and subsidiaries ("IDF") and a $12,500 note receivable from IDF. The note was due in 1999. A member of the Company's management is a member of the Board of Directors of IDF. During 1997, payment of this note was received and the Company sold this investment recognizing a gain of $159,000.

                            ADVATEX ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999

NOTE   7   -     STOCK OPTION AND INCENTIVE PLANS:

                 In June 1988, shareholders approved the Company's 1987 Stock Option Plan, which provides for the granting of both qualified and non-qualified options for the purchase of 200,000 shares of common stock. No options have been granted under this plan.

                 In September 1988, the Board of Directors ("the Board") adopted the 1988 Stock Incentive Plan ("1988 Plan"). The 1988 Plan provided for the issuance through September 1998 of 500,000 shares of common stock-based awards in the form of restricted common share grants and performance common share awards, as well as qualified and non-qualified options. Stock-based awards and qualified options may only be granted to employees and officers, while non-qualified options may be granted to consultants and others, as well as to employees and officers. The controlling shareholder is excluded from receiving any awards under the 1988 Plan. Vesting periods for all grants and awards, under the 1988 Plan, are determined at the discretion of the Board, except that incentive options must vest within a 10-year period from date of grant.

                 At December 31, 1997, the Board had granted an aggregate of 126,500 shares of restricted stock under the 1988 stock-based awards program. The shares awarded are in the name of the employees, who have all the rights of a shareholder, subject to certain restrictions.

                 At December 31, 1997, non-qualified Stock Options were granted under the 1988 Plan for the purchase of an aggregate of 359,032 shares to officers, employees and consultants of the Company. The exercise prices for such options range from $.04 to $1.75 per share. No options were granted or exercised in 1998. At December 31, 1997, 276,448 shares were exercisable and 14,468 shares were available for grant under the 1988 Plan.

                 None of the above option grants were exercised and the 1988 Plan expired on September 25, 1998. During 1999, the Company reversed the compensation accrued with respect to these unexercised and expired stock options.

                 During 1990, the Company adopted the 1990 Stock Option Plan for Outside Directors which provides for the issuance of non-qualified options to purchase shares of common stock to outside members of the Board. As of December 31, 1999 and 1998, 60,000 options are exercisable at an average price of $2.916 per share. The Company has reserved 100,000 shares for issuance under the plan.

                 Proforma net income and earnings (loss) per share as required by SFAS 123 (see Note 2g) has not been provided since the Company's stock is not currently traded on any market.

                            ADVATEX ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999

NOTE   8   -     COMMITMENTS AND CONTINGENCIES:

        (a) Effective June 15, 1999, the Company entered into a consulting agreement with an investment banking firm. Pursuant to this agreement, the investment banking firm agreed to assist the Company in introducing potential business opportunities, including possible acquisitions of operating businesses by the Company. This agreement expired on December 31, 1999, and is automatically renewable for three-month periods thereafter, but may be terminated by either party on 30 days' notice. As compensation for its services (in addition to reimbursable expenses), the investment banking firm will receive five percent (5%) of the fully diluted outstanding common stock of the Company following a transaction pursuant to which the Company acquires, directly or indirectly, the assets or business operation of an operating business, whether or not introduced by the firm.

                 Simultaneously with the execution of this agreement, the Company, its President and the investment banking firm entered into a stock purchase agreement pursuant to which the President sold 540,325 shares of common stock to designees of the firm at a purchase price of $.185 per share or $100,000 in the aggregate. The purchase price of the shares was based on the book value of the Company at the time of this transaction. If the consulting agreement is terminated prior to consummation of an acquisition, the President is obligated to repurchase these shares at the price they were sold, unless the designees shall have transferred the shares prior thereto. As part of the purchase agreement, the Company agreed not to issue any shares of common stock or other securities without the investment banking firm's prior written consent, which consent shall not be unreasonably withheld or delayed.

        (b) The Company leases certain facilities and equipment under arrangements accounted for as operating leases. Rent expense (net of sublease income) charged to operations under such arrangements aggregated $6,000 for each of the two years in the period ended December 31, 1998. The Company is currently utilizing office space provided by an affiliate (see Note 6a) at no cost.

        (c) The Company had an employment agreement with the controlling shareholder which expired December 31, 1993. The agreement provided for a base salary of $100,000 and an annual bonus, not in excess of $500,000. The controlling shareholder elected to receive compensation in an amount less than his base salary for the years subsequent to the expiration date. This shareholder has waived the receipt of compensation since 1997. The agreement also contained post-employment non-compete provisions and provided that the Company maintain term life insurance on the controlling shareholder's life in the amount of $1,000,000 for the benefit of his designated beneficiary.

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

                                                Advatex Associates, Inc.
                                                By: /S/ Joseph P. Donnolo
                                                    ---------------------
                                                    Joseph P. Donnolo
                                                    Chairman of the Board
                                                    and Chief Executive Officer

                                                Advatex Associates, Inc.
                                                By: /S/ Rohullah F. Lodin
                                                    ---------------------
                                                    Rohullah F. Lodin
                                                    Chief Financial Officer
                                                    And Chief Accounting Officer

Dated:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signatures                         Title                Date
----------                         -----                ----
By: /s/ Joseph P. Donnolo          Chairman of the      March 29, 2000
Joseph P. Donnolo                  Board and Chief
                                   Executive Officer

By: /s/ Frank J. Fitzsimmons       Director             March 29, 2000
Frank J. Fitzsimmons