Form 10-Q
period 2000-03-31
ADVATEX ASSOCIATES INC
filed 2000-05-12
CIK 820906

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                  OR

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to_________________

                         Commission file number 0-16450

                            ADVATEX ASSOCIATES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                               13-3453420
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

605 West 48th Street, New York, N.Y.                        10036
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (212) 921-0600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No ___

As of May 5, 2000 Registrant had 5,470,000 shares of its Common Stock, $.01 par value, outstanding.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES

                                    - INDEX -

                                                                                             PAGE(S)
                                                                                             -------
PART I:

Item 1 -     Consolidated Financial Information:

             Condensed Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999        3

             Condensed Statements of Operations - Three-months Ended March 31, 2000
             and 1999 (unaudited)                                                               4

             Condensed Statements of Cash Flows - Three-months Ended March 31,

             2000 and 1999 (unaudited)                                                          5

             Notes to Interim Condensed Financial Statements                                    6

             Review Report on Interim Condensed Financial Statements                            7

Item 2 -     Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                      8

PART II      Other Information                                                                  9

SIGNATURES                                                                                     10

EXHIBITS:

           Exhibit 27 - Financial Data Schedule

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                                                        MARCH         December 31,
                                                                                                      31, 2000            1999
                                                                                                     ----------       ------------
                                                                                                     (UNAUDITED)
CURRENT ASSETS:
     Cash                                                                                        $      850,506      $     859,451
     Accounts receivable - affiliate                                                                    161,019            161,019
     Prepaid insurance                                                                                    4,983              9,983
TOTAL CURRENT ASSETS                                                                                  1,016,508          1,130,453
PROPERTY AND EQUIPMENT, NET                                                                               5,018              7,018
                                                                                                 --------------      -------------
TOTAL ASSETS                                                                                     $    1,021,526      $   1,037,471
                                                                                                 ==============      =============

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                                                       $       30,000      $      40,000
                                                                                                 --------------      -------------
TOTAL CURRENT LIABILITIES                                                                                30,000             40,000
                                                                                                 --------------      -------------
NOTE PAYABLE - AUTOMOBILE                                                                                 7,102              7,102
                                                                                                 --------------      -------------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 20,000,000 shares authorized; 5,470,000 and 5,403,250
       shares issued for 2000 and 1999, respectively                                                     54,700             54,032
     Additional paid-in capital                                                                       6,891,126          6,885,119
     Accumulated deficit                                                                             (5,878,632)        (5,866,012)
     Treasury stock, at cost, 6,226 shares                                                              (82,770)           (82,770)
                                                                                                 --------------      -------------
TOTAL STOCKHOLDERS' EQUITY                                                                              984,424            990,369
                                                                                                 --------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $    1,021,526      $   1,037,471
                                                                                                 ==============      =============


     See accompanying notes to condensed consolidated financial statements.

                                                                         Page 3.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                      For the Three Months
                                                                                                        Ended March 31,
                                                                                                --------------------------------
                                                                                                    2000                 1999
                                                                                                ------------          ----------
REVENUES                                                                                        $         -           $        -

     General and administrative expenses                                                              20,120               4,000
                                                                                                ------------          ----------
OPERATING LOSS                                                                                       (20,120)             (4,000)
     Interest income                                                                                   7,500              14,000
                                                                                                ------------          ----------
NET (LOSS) INCOME                                                                               $    (12,620)         $   10,000
                                                                                                ============          ==========
NET (LOSS) INCOME PER COMMON SHARE                                                              $      (0.00)         $    (0.00)
                                                                                                ============          ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                         5,463,774           5,463,774
                                                                                                   =========          ==========


     See accompanying notes to condensed consolidated financial statements.

                                                                         Page 4.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         For the Three Months
                                                                                                           Ended March 31,
                                                                                                --------------------------------
                                                                                                     2000                 1999
                                                                                                ------------          ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                                           $    (12,620)        $    10,000
    Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
       Depreciation and amortization                                                                   2,000                 -
       Compensatory shares                                                                             6,675                 -
    Increase (decrease) in cash due to change in:
       Prepaid insurance                                                                               5,000               4,000
       Accounts payable and accrued expenses                                                         (10,000)            (13,140)
       Income taxes payable                                                                              -                (6,288)
                                                                                                ------------          ----------
         NET CASH (USED IN) OPERATING ACTIVITIES                                                      (8,945)             (5,428)

    Cash at beginning of period                                                                      859,451             883,581
                                                                                                ------------          ----------

CASH AT END OF PERIOD                                                                           $    850,506          $  878,153
                                                                                                ============          ==========


     See accompanying notes to condensed consolidated financial statements.

                                                                         Page 5.

                    ADVATEX ASSOCIATES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE   1   -     BASIS OF PRESENTATION:

                 The financial information for the three month periods ended March 31, 2000 and 1999 included herein reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of results for the interim periods. The financial information for the three month period ended March 31, 2000 has been reviewed by our auditors.

                 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's December 31, 1999 annual report on Form 10-K.

                 The result of operations for the three month period ended March 31, 2000 is not necessarily indicative of the results to be expected for the full year.

NOTE   2   -     FASB STATEMENT NO. 128 "EARNINGS PER SHARE"

                 In February 1997, the Financial Accounting Standards Board
                 (FASB) issued Statement of Financial Accounting Standards No.128, "Earnings Per Share" (Statement 128) which is effective for financial statement periods ending after December 15, 1997. Statement 128 supersedes APB Opinion No.15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS, respectively. Statement 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate basic EPS to that used to calculate diluted EPS.


                                                                         Page 6.

             REVIEW REPORT ON INTERIM CONDENSED FINANCIAL STATEMENTS

To the Shareholders
Advatex Associates, Inc.

We have reviewed the accompanying balance sheet, statement of operations and statement of cash flows of Advatex Associates, Inc. as of March 31, 2000, and for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                    \s\ LAZAR LEVINE & FELIX LLP
                                    -----------------------------
                                    LAZAR LEVINE & FELIX LLP

New York, New York
May 9, 2000

                                                                         Page 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  RESULTS OF OPERATIONS:

                  The Company has not conducted any active operations in the past two fiscal years, except for its efforts to locate suitable acquisition transactions. No revenues have been generated by the Company during such two-year period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with an operating company, of which there can be no assurance.

                  QUARTER TO QUARTER RESULTS:

                  General and administrative expenses were $20,120 for the three months ended March 31, 2000 as compared to $4,000 for the same period in 1999.

                  Interest income was $7,500 for the three months ended March 31, 2000 as compared to $14,000 interest income for the same period in 1999.

                  LIQUIDITY AND CAPITAL RESOURCES:

                  At March 31, 2000, the Company's current ratio, that is, the ratio of current assets to current liabilities, was 33.88 to 1 as compared to 25.76 to 1 at December 31, 1999. Cash used in operating activities for the three months ended March 31, 2000 was $8,945 as compared to $5,428 for the same period in 1999.

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


                                                                         Page 8.

                           PART II - OTHER INFORMATION

Item 1. -     Legal Proceedings

              To management's knowledge, there are no pending legal proceedings against the Company that could be reasonably expected to have a material adverse effect on the Company's business or financial position.

Item 2. -     Changes in Securities

              No changes in securities occurred during the quarter for which this Form 10-Q quarterly report is filed.

Item 3. -     Defaults Upon Senior Securities

              N/A

Item 4. -     Submission of Matters to a Vote of Security Holders

              No matters have been submitted for a vote to security holders during the quarter for which this Form 10-Q is filed.

Item 5. -     Other Information

              N/A

Item 6. -     Exhibits and Reports on Form 8-K

        (a) Except as set forth below, exhibits are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

              Exhibit 27 - Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter for which this Form 10-Q quarterly report is filed.


                                                                         Page 9.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2000                                Advatex Associates, Inc.


                                                   By: /s/ Joseph P. Donnolo
                                                       ------------------------
                                                       Chairman, President and
                                                       Chief Executive Officer

                                                   By: /s/ Rohullah F. Lodin
                                                       ------------------------
                                                       Chief Financial and
                                                       Chief Accounting Officer


                                                                       Page 10.