Form 10QSB
period 2000-06-30
COLOR IMAGING INC
filed 2000-08-14
CIK 820906

                       SECURITIES AND EXCHANGE COMMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  JUNE 30, 2000
                                      -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     --------------   --------------------


                         Commission File Number: 0-18450
               ---------------------------------------------------


                               COLOR IMAGING, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                  13-3453420
          ----------------                        ----------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

 4350 PEACHTREE BOULEVARD, SUITE 100
          NORCROSS, GEORGIA                                30071
---------------------------------------                  ---------
(Address of principal executive offices)                 (Zip code)


                                 (770) 840-1090
                              ---------------------
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2000, there were 7,000,000 shares of our Common Stock outstanding.

                               COLOR IMAGING, INC.
                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
          December 31, 1999 and June 30, 2000 (Unaudited).....................3

          Consolidated Statements of Operations (Unaudited)
          for the Three Months and Six Months ended June 30, 1999
          and 2000............................................................4

          Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months ended June 30, 1999
          and 2000............................................................5

          Notes to Consolidated Financial Statements..........................6

Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............8


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings...................................................13

Item 2.  Changes in Securities and Use of Proceeds...........................13

Item 3.  Defaults Upon Senior Securities.....................................14

Item 4.  Submission of Matters to a Vote of Security Holders.................14

Item 5.  Other Information...................................................14

Item 6.  Exhibits and Reports on Form 8-K....................................14

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS

                      COLOR IMAGING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            SIX MONTHS ENDED     YEAR ENDED
                                                               30-Jun-00         31-Dec-99
                                                              (Unaudited)         (Audited)
                                                             -------------      ------------
CURRENT ASSETS
    Cash                                                     $    864,284       $  1,096,512
    Accounts receivable                                         3,419,176          1,404,160
    Refundable income taxes                                       163,135            163,135
    Other receivables                                             260,000             21,600
    Inventory                                                   5,948,311          3,890,352
    Deferred taxes                                                277,416            236,415
    Other current  assets                                         126,719            122,643
                                                             ------------       ------------
          TOTAL CURRENT ASSETS                                 11,059,041          6,934,817
                                                             ------------       ------------
FIXED ASSETS
    Furniture & fixtures                                          267,768            271,730
    R&D equipment                                                 701,993            688,467
    Machinery & equipment                                       8,298,716          7,661,487
    Leasehold improvements                                        713,132            586,178
    Depreciation                                               (3,881,416)        (3,768,533)
                                                             ------------       ------------
          TOTAL FIXED ASSETS, NET                               6,100,193          5,439,329
                                                             ------------       ------------
OTHER ASSETS
    Patent/intellectual property                                  414,108                  0
    Rent deposit                                                   89,271              3,124
    Prepaid bond issuance                                          85,072                  0
    Life insurance-cash value                                     120,704            109,562
    Deferred income tax                                           232,800            232,800
    Advance to affiliate (loan)                                   952,528            952,528
    Other assets                                                  393,092            716,890
          OTHER ASSETS                                          2,287,575          2,014,904
                                                             ------------       ------------
                                                             $ 19,446,809       $ 14,389,050
                                                             ============       ============
CURRENT LIABILITIES
    Accounts payable                                            6,051,076          2,728,979
    SouthTrust loans                                            2,043,135            829,607
    Bond issue - current                                           90,000             90,000
    Other current liabilities                                     677,757            422,542
    Current taxes payable                                         144,126                  0
                                                             ------------       ------------
          CURRENT LIABILITIES                                   9,006,094          4,071,128
                                                             ------------       ------------
LONG TERM LIABILITIES
    Notes payable                                                       0            101,636
    Southtrust combined loans                                   1,565,000          1,565,000
    Bond issue-southtrust                                       4,010,000          4,010,000
    Other long term liabilities                                   123,054             37,685
                                                             ------------       ------------
LONG TERM LIABILITIES                                           5,698,054          5,714,321
                                                             ------------       ------------
           TOTAL LIABILITIES                                   14,704,148          9,785,449
                                                             ------------       ------------
STOCKHOLDERS' EQUITY
    Common stock, $.01 par value, authorized
      20,000,000 shares; 7,000,000 and 5,403,250 shares
      issued on June 30, 2000 and December 31, 1999,
      respectively                                                 70,000             54,032
    Additional paid-in capital                                 12,076,943         12,032,179
    Accumulated deficit                                        (7,404,282)        (7,482,610)
                                                             ------------       ------------
                                                                4,742,661          4,603,601
                                                             $ 19,446,809       $ 14,389,050
                                                             ============       ============


                 See Notes to Consolidated Financial Statements

                      COLOR IMAGING, INC. AND SUBSIDIARIES
                       UNAUDITED STATEMENTS OF OPERATIONS


                                               THREE MONTH PERIODS ENDED        SIX MONTH PERIODS ENDED
                                               --------------------------       ------------------------
                                                30-Jun-00       30-Jun-99       30-Jun-00      30-Jun-99
                                                ---------       ---------       ---------      ---------
SALES                                          $ 5,807,984     $ 2,591,291     $ 9,536,356    $ 5,286,980

C0ST OF SALES                                    5,037,681       1,810,471       7,886,751      3,547,313
                                               -----------     -----------     -----------    -----------
      GROSS PROFIT                                 770,303         780,820       1,649,605      1,739,667
                                               -----------     -----------     -----------    -----------
OPERATING EXPENSES
    Administrative                                 427,902         328,894         738,743        708,562
    Research & development                         184,299         315,730         353,920        568,483
    Sales & marketing                              191,827         250,657         410,551        517,835
                                               -----------     -----------     -----------    -----------
                                                   804,028         895,281       1,503,214      1,794,880
                                               -----------     -----------     -----------    -----------
    OPERATING PROFIT (LOSS)                        (33,725)       (114,461)        146,391        (55,213)
                                               -----------     -----------     -----------    -----------
OTHER INCOME
    Miscellaneous                                   14,179          14,895         226,814         18,805
    Disposal of assets                             227,481               0         227,481              0
    Interest income                                 36,680           2,099          38,803          3,673
    Rent income                                      3,379               0           6,758              0
                                               -----------     -----------     -----------    -----------
                                                   281,719          16,994         499,856         22,478
                                               -----------     -----------     -----------    -----------
OTHER EXPENSE
    Bond issue                                      31,145               0          47,890              0
    Interest                                       109,732           3,342         209,387          5,849
    Moving                                          24,230               0         232,642              0
                                               -----------     -----------     -----------    -----------
                                                   165,107           3,342         489,919          5,849
                                               -----------     -----------     -----------    -----------
INCOME (LOSS) BEFORE TAXES                          82,887        (100,809)        156,328        (38,584)
PROVISION (BENEFIT) FOR TAXES                       53,000         (40,200)         78,000        (18,600)
                                               -----------     -----------     -----------    -----------
NET PROFIT/(LOSS)                              $    29,887     $   (60,609)    $    78,328    $   (19,984)
                                               ===========     ===========     ===========    ===========

INCOME (LOSS) PER COMMON SHARE
    Basic                                      $      --       $      (.01)    $       .01    $      --
    Diluted                                    $      --       $      (.01)    $       .01    $      --



                 See Notes to Consolidated Financial Statements

                      COLOR IMAGING, INC. AND SUBSIDIARIES
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                            SIX MONTHS       SIX MONTHS
                                                               ENDED            ENDED
                                                             30-Jun-00        30-Jun-99
                                                            -----------     ------------
Cash flows from operating activities:
  Net income (loss)                                         $    78,328     $   (19,984)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating activities:
      Depreciation and amortization                             470,046         371,023
      Decrease (increase) in:
        Accounts and other receivables                       (2,109,890)         (4,020)
        Inventories                                          (2,057,959)         22,053
        Prepaid expenses                                          7,541         (78,530)
        Deferred income taxes                                   (41,001)        (89,600)
        Cash surrender value of life insurance                  (11,142)              0
        Deposits                                                (65,910)         86,904
      Increase (decrease) in:                                         0               0
        Accounts payable and accrued liabilities              3,411,122         (98,330)
        Cash overdraft                                                0       1,149,951
        Income taxes payable                                    135,156         (85,148)
                                                            -----------     -----------
              Net cash by (used in) operating
                  activities                                   (183,707)      1,254,319
                                                            -----------     -----------
Cash flows from investing activities:
     Capital expenditures                                    (1,261,478)       (872,567)
     Patents and intellectual properties                       (414,108)              0
                                                            -----------     -----------
              Net cash provided by (used in)
                  investing activities                       (1,675,586)       (872,567)
                                                            -----------     -----------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit              1,482,000        (275,058)
  Proceeds from issuance of bonds                              (106,472)              0
  Proceeds from sale of stock                                   253,600         589,680
  Advances from related parties, net                                  0         370,077
  Principal payments of long-term debt                           (2,063)         (9,690)
                                                            -----------     -----------
              Net cash provided by (used in)
                  financing activities                        1,627,065         675,009
                                                            -----------     -----------
              Net increase (decrease) in cash                  (232,228)      1,056,761
Cash at beginning of year                                     1,096,512          14,918
                                                            -----------     -----------
Cash at end of period                                       $   864,284     $ 1,071,679
                                                            ===========     ===========



                 See Notes to Consolidated Financial Statements

                               COLOR IMAGING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE 2. COMMON STOCK

On May 16, 2000, Color Imaging, Inc., formerly known as Advatex Associates, Inc. (The "Registrant"), Logical Acquisition Corp. ("LAC"), Color Acquisition Corp. ("CAC"), Logical Imaging Solutions, Inc. ("Imaging") and Color Image, Inc. ("Color") entered into a Merger Agreement and Plan of Reorganization, as amended ("Merger Agreement'), pursuant to which LAC merged with and into Imaging and CAC merged with and into Color (the "Merger"). Pursuant to the Merger Agreement, shareholders of Imaging and Color exchanged their shares for shares of common stock of the Registrant. A reverse stock split of one share of common stock for
6.0779 shares of common stock was simultaneously approved for the then existing Advatex shares. Subsequently, the equity interests in Imaging have been converted by virtue of the Logical Merger into approximately 3,000,000 newly issued shares of the Color Imaging common stock, on the basis of 1.84843 Color Imaging Common Shares for each one share of common stock of Imaging. The equity interests in Color have been converted by virtue of the Color Merger into approximately 3,000,000 newly issued shares of the Color Imaging common stock on the basis of 15 Color Imaging common shares for each one share of common stock of Color. Following the conversion of shares by Color and Imaging shareholders, shareholders of Color and Imaging owned approximately 85 percent of the outstanding shares of common stock of the Registrant and shareholders of Advatex before the Merger owned approximately 15 percent. At June 30, 2000, there were 7,000,000 shares of the common stock of the Registrant issued and outstanding. The Merger is being accounted for as a reverse acquisition in a manner similar to a pooling of interest.

On July 7, 2000, by a vote of the majority of shareholders, Advatex Associates, Inc. ("Advatex"), changed its name to Color Imaging, Inc. ("Color Imaging") and approved the reverse stock split.

NOTE 3. STOCK OPTIONS

Prior to the Merger, the Company granted options to acquire 500,000 shares of the common stock of the Registrant to senior members of the Company's management. The option price is $2.00 per share. The options will vest over a two to four year period.

NOTE 4. WARRANTS TO PURCHASE COMMON STOCK

     As part of the Merger, the Company granted warrants (the "New Warrant") to purchase up to 200,000 shares of the common stock of the Registrant to professional advisors to the Merger. The New Warrant entitles the warrant holder to purchase, at any time and for a five-year period, a share of common stock of the Registrant for $2.00 per share. In addition, current shareholders own 272,000 similar warrants (the "Old Warrant"). The Old Warrant entitles the warrant holder to purchase, at any time until September 30, 2001, a share of common stock of the Registrant for $2.70 per share.

NOTE 5. EARNINGS PER SHARE

Basic and diluted earnings per share have been computed in accordance with the adoption of SFAS No. 128.

NOTE 6. INVENTORIES

Inventories consisted of the following components as of June 30, 2000 and December 31, 1999:


                             June 30, 2000    December 31, 1999
                             -------------    -----------------
    Raw materials ........    $   673,459        $   457,059
    Work-in-process ......        889,786          1,646,974
    Finished goods .......      4,593,414          1,994,667
    Obsolescence allowance       (208,348)          (208,348)
                              -----------        -----------
Total ....................    $ 5,948,311        $ 3,890,352
                              ===========        ===========


ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform act of 1995. The statements contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "committed," "anticipates," "estimates," "believes," "significantly," or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in such forward-looking statements. These risks and uncertainties include those related to the failure to complete the successful development and marketing of digital high-speed color printing systems, related software and consumable products; the inability to fully utilize the Company's new facilities and capital invested in manufacturing and development machinery and equipment; the impact of competition from other companies and technologies; the continued development and growth of digital printing in Print-on-Demand ("POD") applications, the continued demand and growth for printed color documents incorporating variable text and images; the ability to develop or respond to new technologies and to maintain strategic relationships; and other factors set forth in documents filed with the Securities and Exchange Commission.

BACKGROUND

The Company, Advatex Associates, Inc. ("Advatex"), was originally incorporated in Delaware in 1987, and prior to the Merger was a fully reporting public company, although inactive since 1993. As described herein and pursuant to the Merger Agreement, Color Image, Inc. ("Color") and Logical Imaging Solutions, Inc. ("Imaging") became wholly-owned subsidiaries of the Registrant. On July 7, 2000, the Registrant, pursuant to a vote of the stockholders, changed its name to Color Imaging, Inc. ("Color Imaging"). The Registrant is committed to the continuation, as wholly-owned subsidiaries, of the historical businesses of both Color and Imaging.

COLOR

Color Image, Inc, ("Color"), a Georgia corporation formed in 1987, develops and manufactures products used in electronic printing, and specializes as a provider of toners and consumable products for data processing printers. Color designs, manufactures and delivers specialty toners, including color and MICR (magnetic ink characters used on checks and other financial documents), toner cartridges, cartridge components, photoreceptors and imaging drums.

Color is continually expanding its development and manufacturing capabilities. This program has led to the development of more than 130 different toner formulations, including toners and imaging products for printers manufactured by Brother, Canon, Delphax, HP, IBM, Lexmark, Oce', Sharp, Xerox and others. Product enhancements include imaging supplies that enable standard laser printers to print MICR lines, graphics, bar codes and forms. Production, product development and support are conducted at a new state-of-the-art, 150,000 square foot facility located in Norcross, Georgia.

Color and Imaging have cooperated, for over two years, on the development of OEM compatible toners for other printers and toners meeting the specifications for Imaging's printers. Color collaborated with Imaging to develop TONER150(TM) which competes with an OEM toner marketed by Delphax, a Xerox company. Color has also developed specialty MICR and color toners specifically for Imaging's printing systems.

IMAGING

Logical Imaging Solutions, Inc., ("Imaging") development efforts, since its founding in California in 1993, have focused on creating a revolutionary digital variable data printing process, and provides digital high-speed, color printing systems for commercial applications. Imaging designs, manufactures and delivers complete printing systems, including software, control units and print engines to its customers. Currently, Imaging operates in the multi-billion dollar off-set press equipment market. Imaging intends to expand by offering digital color printing solutions in two other multi-billion dollar markets: the data processing and print on-demand markets.

Imaging's product line currently includes TONER150(TM), COLORPRESS(TM), CTS, COLORTONER150(TM), and DIGITALCOLORPRESS(TM) which address the needs of commercial printers that require digital processing and printing of variable data at extremely high speeds. Imaging currently incorporates a Electron Beam Imaging ("EBI") printing technology invented over 20-years ago and has significantly advanced that technology. Imaging intends to expand its product line by offering these improved EBI printers, capable of printing variable data in color at speeds exceeding 250 pages-per-minute, as alternative products for all off-set and data processing high-speed printing applications. Other products income the required consumables; black text, MICR and color toners, EBI print cartridges, erase rods and toner fusing assemblies for web presses. Imaging's digital printing solution, called the DIGITALCOLORPRESS(TM), includes a suite of software products, CREATE!(TM), for document design, management and production; a printer control unit for the control of multiple printers; and the fastest commercial printing technology available. The system was developed as a high-speed alternative to data processing and offset printing processes.

Imaging expects to sell its products to production printing sites nationwide and as upgrading alternatives to current users of EBI technology. Imaging intends to grow by expanding and refining its product offerings in the web press market and by entering the data processing and print-on-demand printing equipment and systems markets.

OVERVIEW

Net sales, for the three and six month periods that ended on June 30, 2000, were primarily generated from the sale of Color's black text, color and MICR toners and related consumable products, including toner cartridges and the re-filling of certain toner cartridges. Revenue is recognized from the sale of products when the goods are shipped to the customer. In the three and six month periods ended June 30, 2000, a reseller of imaging supplies accounted for 62% and 50%, respectively, of net sales. The Company believes that this revenue stream will have significant growth in the coming year. However, the Company does not have a written or oral contract with this customer. All sales are made through purchase orders.

Imaging's sales for printing systems and related software and consumable products, for the three and six month periods that ended on June 30, 2000, represented only 3 percent and 5 percent of the Company's net revenue.

Cost of goods sold includes direct material and labor, warranty expenses, license fees and manufacturing and service overhead. Inventories are stated at the lower of cost (first-in, first-out) or market. Equipment is depreciated using the straight-line method over the estimated useful life of the equipment. Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvements.

Selling, general and administrative expenses include marketing and customer support staffs, other marketing expenses, management and administrative personnel costs, professional services, legal and accounting fees and administrative operating costs. Selling, general and administrative costs are expensed when the costs are incurred.

Research and development expenses include costs associated with the development of new products and significant enhancements of existing products, and consist primarily of employee salaries, benefits, consulting expenses and depreciation of laboratory equipment. With the exception of certain patented products that are coming to market, all research and development costs are expensed as they are incurred.

RECENT DEVELOPMENTS

On June 28, 2000, the Company entered into employment agreements with its Chief Executive Officer, Michael Brennan, President, Dr. Sueling Wang, and Executive Vice President and Chief Financial Officer, Morris Van Asperen. All three of the employment agreements have a 5 year term. The Company is obligated to pay Mr. Brennan an annual salary of $150,000 with a guaranteed increase of 5% per annum over the term of the agreement. The Company is obligated to pay Dr. Wang an annual salary of $150,000 with a guaranteed increase of 5% per annum over the term of the agreement. The Company is obligated to pay Mr. Van Asperen an annual salary of $144,000 with a guaranteed increase of 5% per annum over the term of the agreement. Each employee may terminate the agreement with the Company upon 6 months notice to the Company. The Company may terminate each employee upon 6 months notice; provided, however, that the Company is obligated to pay to the employee his annual base salary and bonus for a period of 12 months after the date of such notice.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information derived from the Company's consolidated statements of operations and expressed as a percentage of net sales:


                                                     Three Months Ended            Six Months Ended
                                                           June 30,                   June 30,
                                                      2000          1999          2000         1999
                                                      ----          ----          ----         ----
                                                                (Percentage of Net Sales)
       Net sales ...................................   100           100           100          100
       Cost of goods sold ..........................    87            70            83           67
       Gross Profit ................................    13            30            17           33
       Administrative expenses......................     7            13             8           13
       Research and development.....................     3            10             4           11
       Sales & Marketing............................     3            10             4           10
       Operating income.............................    -1            -4             2           -1
       Interest expense.............................     2             -             2            -
       Depreciation & Amortization..................     5             9             5            7
       Income before income taxes...................     1            -4             2           -1
       Provision for income taxes (credit) .........     1            -2             1            1

       Net income (Loss) ...........................     1            -2             1            -


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SALES. COLOR IMAGING'S net sales were $5.8 million for the three months ended June 30, 2000, or an increase of 124% compared to $2.6 million for the three month period ended June 30, 1999, with $5.6 million of net sales attributable to imaging products manufactured by Color, inclusive of $3.6 million of a new product sold to Color's largest customer. This increase was offset by an approximate $400,000 decrease in sales of the Company's basic imaging products which consist of black text, MICR and color toners. The Company believes that sales of standard products will increase in future periods as the Company is currently finishing a move into a new, purpose-built, manufacturing facility that should increase manufacturing efficiencies and competitiveness. However, no assurance can be given that revenues will increase or even stay constant in those future periods.

Sales of $165,000 were attributable to Imaging's high speed printing systems, software and related consumable products.

COST OF GOODS SOLD. Cost of goods sold increased by $3.2 million or 94% to $5 million in the three months ended June 30, 2000 from $1.8 million in the three months ended June 30, 1999. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 87% in the second quarter of 2000 from 70% in the second quarter of 1999. This increase was due to the sale of $3.6 million of imaging products to a new customer at a reduced profit margin.

GROSS PROFIT. As a result of the above factors, gross profit actually decreased slightly to $770,000 in the three months ended June 30, 2000 from $780,000 in the three months ended June 30, 1999. Gross profit as a percentage of net sales decreased to 13% in the second quarter of 2000 from 30% in the second quarter of 1999. This decrease was also due to the sale of a significant amount of new product to a new customer at a reduced profit margin, and the inefficiencies associated with the relocation to the new manufacturing facility.

GENERAL AND ADMINISTRATIVE, SELLING, AND R&D EXPENSES. General and administrative, selling and R&D expenses decreased $91,000 or 9% to $804,000 in the three months ended June 30, 2000 from $895,000 in the three months ended June 30, 1999. General and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 13% in the second quarter of 2000 from 35% in the second quarter of 1999. R&D expenses decreased by $131,000 or 41% to $184,000 in the three months ended June 30, 2000 from $316,000 in the three months ended June 30, 1999. However, during the period ended June 30, 2000, the Company invested an additional $202,000 in toner development, related to patented (U.S. Patent 5,834,150) toners for Imaging's digital high speed printing system. Total R&D expense inclusive of investments in patented technology increased to $386,000 in the period ended June 30, 2000, compared to $316,000 in the period ended June 30, 1999. Research and development expenses as a percentage of net sales decreased to 3% in the second quarter of 2000, from 12% in the second quarter of 1999, reflecting the significantly higher sales level.

OPERATING INCOME. As a result of the above factors the operating loss decreased by $81,000, to a loss of $34,000 in the three months ended June 30, 2000 from a loss of $114,000 in the three months ended June 30, 1999.

INTEREST EXPENSE. Interest expense increased $138,000 in the three months ended June 30, 2000 from $3,000 in the three months ended June 30, 1999. This increase was due to increased borrowings under the Company's line of credit, term debt and the interest paid on the industrial development bond.

OTHER INCOME. Other income increased by $265,000 to $282,000 in the three months ended June 30, 2000 from $17,000 in the three months ended June 30, 1999. The primary component of other income was the sales of toner production equipment to a licensee of the Company.

INCOME TAXES. Income taxes increased to $53,000 in the three months ended June 30, 2000 from a tax credit of $40,000 for the comparable period in 1999. This increase resulted from the Company's profitability.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

NET SALES. COLOR IMAGING'S net sales were $9.5 million for the six months ended June 30, 2000, or an increase of 80% compared to $5.3 million for the six month period ended June 30, 1999, with $9.1 million of net sales attributable to imaging products manufactured by Color, inclusive of $4.8 million, or 50% of net sales, sold to the Company's largest customer. This increase was offset by an approximate $500,000 decrease in sales of the Company's basic imaging products consisting of black text, MICR and color toners. Sales of $440,000, or 5% of net sales, were attributable to Imaging's high speed printing systems, software and related consumable products.

COST OF GOODS SOLD. Cost of goods sold increased by $4.3 million or 122% to $7.9 million in the six months ended June 30, 2000 from $3.5 million in the six months ended June 30, 1999. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 83% in the six months ended June 30, 2000 from 67% in the first six month period of 1999. This increase in cost of sales is attributable to the $4.8 million of new business at a reduced profit margin.

GROSS PROFIT. As a result of the above factors, gross profit decreased by $90,000 to $1,650,000 in the six months ended June 30, 2000 from $1,740,000 in the six months ended June 30, 1999. However, gross profit as a percentage of net sales decreased to 17% for the first six months of 2000, from 33% for the similar period in 1999. This decrease in gross margin is primarily due to the sale of a significant amount of product to a new customer at a reduced profit margin, and the inefficiencies associated with the plant relocation.

GENERAL AND ADMINISTRATIVE, SELLING, AND R&D EXPENSES. General and administrative, selling and R&D expenses decreased $291,000 or 16% to $1.5 million in the six months ended June 30, 2000 from $1.8 million in the six months ended June 30, 1999. General and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 16% in the first six months of 2000 from 34% in the similar six month period of 1999. R&D expenses decreased by $214,000 or 37% to $354,000 in the six months ended June 30, 2000 from $568,000 in the six months ended June 30, 1999. However, during the six month period ended June 30, 2000, the Company invested an additional $414,000 in toner development, related to patented (U.S. Patent 5,834,150) toners for Imaging's digital high speed printing system. Total R&D expense inclusive of investments in patented technology totaled $768,000 in the period ended June 30, 2000, compared to $568,000 in the period ended June 30, 1999, or an absolute increase of 35%.

OPERATING INCOME. As a result of the above factors, operating income increased by $201,000, to a profit of $146,000 for the six months ended June 30, 2000, compared with a loss of $55,000 in the six months ended June 30, 1999.

INTEREST EXPENSE. Interest expense increased by $203,000 to $209,000 in the six months ended June 30, 2000 from $6,000 in the six months ended June 30, 1999. This increase was due to increased borrowings under the Company's line of credit and term debt, and interest payments on the industrial development bond.

OTHER INCOME. Other income increased by $478,000 to $500,000 in the six months ended June 30, 2000 from $22,000 in the comparable six months ended June 30, 1999. The primary component of other income was the sales of toner production equipment and a toner technology license from an unaffiliated company.

INCOME TAXES. Income taxes increased to $78,000 for the six months ended June 30, 2000 from a tax credit of $19,000 for the comparable period in 1999. This increase resulted from the Company's profitability.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities were $184,000 in the six months ended June 30, 2000 compared to $1.3 million provided by operating activities in the six months ended June 30, 1999. The cash flows used in operating activities in the six months ended June 30, 2000 were comparatively greater than in the six months ended June 30, 1999 due primarily to increases in accounts receivable and inventories, costs associated with moving into the new manufacturing facilities and increased interest costs associated with the acquisition of the new facility and capital equipment. The receivable increase resulted primarily from higher sales in 2000. The increase in inventories resulted primarily from increased purchasing levels to meet anticipated sales. Cash flows used in investing activities were $1.7 million in the six months ended June 30, 2000 compared to $873,000 in the six months ended June 30, 1999. Included in cash flows used in investing activities in the six months ended June 30, 2000 was $414,000 invested in furthering the Company's patented toner technologies of the Imaging digital color printing systems. The Company, for the balance of the fiscal year ending December 31, 2000, plans to spend approximately $400,000 on additional purchases of equipment.

The Company has a $1,500,000 revolving line of credit with an outstanding balance as of June 30, 2000 of $1,440,000, and bears interest at the Bank's prime interest rate less .25 percent. The revolving line of credit has a November 15, 2000 expiration date. Under the line of credit, the Company is permitted to borrow 85% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $1.1 million). The Bank has made available an additional line of credit of $500,000. The outstanding balance as of June 30,2000 was $500,000. The additional line of credit has an expiration date of November 15, 2000 and bears an interest rate of the Bank's Prime plus .5 percent. The Company has granted the Bank a security interest in all of the Company's assets as security for the payment of the lines of credit.

The Company believes that cash generated by operating activities, the net proceeds of $950,000 from the recent Merger and funds available under our credit facilities will be sufficient to finance our operating activities for at least the next 12 months. To the extent that the funds generated from these sources are insufficient to finance our operating activities, we would need to raise additional funds through public or private financing. We cannot assure you that additional financing will be available on terms favorable to us, or at all.

PART II: OTHER INFORMATION

ITEM 1 -LEGAL PROCEEDINGS

Not applicable.

ITEM 2 -CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 30, 2000, the Company issued a total of 6,000,000 shares of its common stock in connection with a reverse triangular merger between Logical Acquisition Corp., Logical Imaging Solutions, Inc. ("Imaging"), Color Acquisition Corp. and Color Image, Inc ("Color") to shareholders of Logical and Color. Each share of Imaging was exchanged and converted into 1.84843 shares of common stock of the Company. Each share of Color was converted and exchanged into 15 shares of common stock of the Company. The issuance of the shares to shareholders of Imaging and Color was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act") by virtue of Section 4(2) of the Act.

On June 28, 2000, the Company granted options to purchase a total of 500,000 shares of common stock of the Company to certain officers, directors and key employees at an exercise price of $2.00 per share. The options are exercisable as follows: 50% upon the date of grant and in annual increments ranging from 2 to 4 years from the grant date. The grant of options to such officers, directors and employees was exempt from the registration provisions of the Act pursuant to
Section 4(2) thereof.

ITEM 3 -DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 7, 2000, the Company held a special meeting of its stockholders to consider a proposal to amend the certificate of incorporation whereby the name of the Company would be changed to Color Imaging, Inc., and whereby each issued and outstanding share of common stock would be converted into .164534 shares of common stock. The number of votes cast for the amendment was 3,567,115. The number of votes against the amendment was 3,080. There were 0 abstentions and 0 broker non-votes.

ITEM 5 -OTHER INFORMATION

None.

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

(a) FINANCIAL REPORTS

2.1 Merger Agreement and Plan of Reorganization dated May 16, 2000, by and between Advatex Associates, Inc., Logical Acquisition Corp., Color Acquisition Corp., Logical Imaging Solutions, Inc., and Color Image, Inc. previously filed as an exhibit in the Company's Form 8-K dated July 17, 2000.

2.2 Amendment No. 1 to the Merger Agreement and Plan of Reorganization dated June 15, 2000 previously filed as an exhibit in the Company's Form 8-K dated July 17, 2000.

2.3 Amendment No. 2 to the Merger Agreement and Plan of Reorganization dated June 26, 2000 previously filed as an exhibit in the Company's Form 8-K dated July 17, 2000.

11 Computation of Earnings Per Common Share

27  Financial Data Schedule

(b) REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on July 17, 2000 in connection with the Merger.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLOR IMAGING, INC.


                                            /s/ MICHAEL W. BRENNAN
                                            ------------------------------------
August 14, 2000                             Michael W. Brennan
                                            Chairman and Chief Executive Officer



                                            /s/ MORRIS E. VAN ASPEREN
                                            -----------------------------------
                                            Morris E. Van Asperen
                                            Executive Vice President and
                                            Chief Financial Officer