Form 10QSB
period 2000-09-30
COLOR IMAGING INC
filed 2000-11-14
CIK 820906

                       SECURITIES AND EXCHANGE COMMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   SEPTEMBER 30, 2000
                                        ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------     -------------------


                         Commission File Number: 0-18450

               ---------------------------------------------------

                               COLOR IMAGING, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   13-3453420
     ----------------                         ------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

4350 PEACHTREE INDUSTRIAL BOULEVARD, SUITE 100

NORCROSS, GEORGIA                                        30071
-----------------------------------------------        ---------
(Address of principal executive offices)               (Zip code)


                                 (770) 840-1090
                              ---------------------
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 24, 2000, there were 7,046,198 shares of Common Stock outstanding.

                               COLOR IMAGING, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX


PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets
               December 31, 1999 and September 30, 2000 (Unaudited).......................................3

             Consolidated Condensed Statements of Operations (Unaudited)
               for the Three Months and Nine Months ended September 30, 1999 and 2000...................................................................................4

             Consolidated Condensed Statements of Cash Flows (Unaudited)
               for the Nine Months ended September 30, 1999
               and 2000...................................................................................5

             Notes to Consolidated Condensed Financial Statements.........................................6

Item 2.      Management's Discussion and Analysis or Plan of Operation...................................10

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings...........................................................................19

Item 2.      Changes in Securities.......................................................................19

Item 3.      Defaults Upon Senior Securities.............................................................19

Item 4.      Submission of Matters to a Vote of Security Holders.........................................19

Item 5.      Other Information...........................................................................19

Item 6.      Exhibits and Reports on Form 8-K............................................................19

             Signatures..................................................................................20

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS


                      COLOR IMAGING, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         NINE MONTHS ENDED   YEAR ENDED
                         ASSETS                                              30-Sept-00      31-Dec-99
                                                                            (Unaudited)      (Audited)
                                                                            -----------      ---------
CURRENT ASSETS
    Cash                                                                   $     80,240     $  1,096,512
    Accounts receivable, net                                                  4,610,051        1,404,160
    Inventory                                                                 5,520,020        3,890,352
    Deferred taxes                                                              344,416          236,415
    Other current  assets                                                       680,723          307,378
                                                                           ------------     ------------
          TOTAL CURRENT ASSETS                                               11,235,450        6,934,817
                                                                           ------------     ------------
FIXED ASSETS
    Furniture & fixtures                                                        267,768          271,730
    R&D equipment                                                               726,489          688,467
    Machinery & equipment                                                     8,605,398        7,661,487
    Leasehold improvements                                                      752,726          586,178
    Depreciation                                                             (4,032,208)      (3,768,533)
                                                                           ------------     ------------
          TOTAL FIXED ASSETS, NET                                             6,320,173        5,439,329
                                                                           ------------     ------------
OTHER ASSETS
    Patent/intellectual property                                                583,596                0
    Deferred income tax                                                         232,800          232,800
    Related party portion of IDR bond                                           873,296          952,528
    Other assets                                                                513,333          829,576
                                                                           ------------     ------------
          OTHER ASSETS                                                        2,203,025        2,014,904
                                                                           ------------     ------------
                                                                           $ 19,758,648     $ 14,389,050
                                                                           ============     ============
           LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                       $  6,908,845     $  2,728,979
    Revolving credit lines                                                    1,712,269          829,607
    Current portion of long term debt                                           604,467           90,000
    Other current liabilities                                                   662,311          422,542
                                                                           ------------     ------------
           TOTAL CURRENT LIABILITIES                                          9,887,892        4,071,128
                                                                           ------------     ------------
LONG TERM LIABILITIES
    Notes payable                                                                     0          101,636
    Bank loans                                                                1,310,351        1,565,000
    IDR bond                                                                  3,690,000        4,010,000
    Other long term liabilities                                                 134,383           37,685
                                                                           ------------     ------------
          LONG TERM LIABILITIES                                               5,134,734        5,714,321
                                                                           ------------     ------------
           TOTAL LIABILITIES                                                 15,022,626        9,785,449
                                                                           ------------     ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock, $.01 par value, authorized 20,000,000
   shares; 7,046,198 and 6,999,987 shares issued and
   outstanding on September 30, 2000 and
   December 31, 1999, respectively                                               70,462           70,000
    Additional paid-in capital                                               12,125,100       12,016,211
    Accumulated deficit                                                      (7,459,540)      (7,482,610)
                                                                           ------------     ------------
                                                                              4,736,022        4,603,601
                                                                           ------------     ------------
                                                                           $ 19,758,648     $ 14,389,050
                                                                           ============     ============


            See Notes to Consolidated Condensed Financial Statements

                      COLOR IMAGING, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                  THREE MONTH PERIODS ENDED      NINE MONTH PERIODS ENDED
                                  -------------------------      ------------------------
                                 30-Sept-00      30-Sept-99      30-Sept-00     30-Sept-99
                                 ----------      ----------      ----------     ----------
SALES                            $ 6,006,335     $ 2,559,951     $15,542,691    $ 7,846,931

C0ST OF SALES                      5,115,834       1,940,170      13,002,584      5,487,483
                                 -----------     -----------     -----------    -----------
      GROSS PROFIT                   890,501         619,781       2,540,107      2,359,448
                                 -----------     -----------     -----------    -----------
OPERATING EXPENSES
    Administrative                   382,553         398,582       1,121,296      1,111,144
    Research & development           230,724         340,917         584,643        909,400
    Sales & marketing                197,630         305,019         608,182        822,854
                                 -----------     -----------     -----------    -----------
                                     810,907       1,044,518       2,314,121      2,843,398
                                 -----------     -----------     -----------    -----------
     OPERATING PROFIT (LOSS)          79,594        (424,737)        225,986       (483,950)
                                 -----------     -----------     -----------    -----------
OTHER INCOME
    Disposal of assets               (66,000)              0         161,481              0
    Interest                         (14,761)         14,624          24,041         46,296
    Miscellaneous                     12,755           8,289         246,327         27,094
                                 -----------     -----------     -----------    -----------
                                     (68,006)         22,913         431,849         73,390
                                 -----------     -----------     -----------    -----------

OTHER EXPENSE
    Interest & financing             123,486         132,477         380,762        138,326
    Moving                            10,360          15,341         243,002         15,341
                                 -----------     -----------     -----------    -----------
                                     133,846         147,818         623,764        153,667
                                 -----------     -----------     -----------    -----------

INCOME (LOSS) BEFORE TAXES          (122,258)       (549,642)         34,071       (564,227)

PROVISION (BENEFIT) FOR TAXES        (67,000)       (169,400)         11,000       (188,000)
                                 -----------     -----------     -----------    -----------
NET PROFIT/(LOSS)                $   (55,258)    $  (380,242)    $    23,071    $  (376,227)
                                 ===========     ===========     ===========    ===========

INCOME (LOSS)
   PER COMMON SHARE
     Basic                       $      (.01)    $      (.05)    $       .00    $      (.05)
     Diluted                     $      (.01)    $      (.05)    $       .00    $      (.05)



            See Notes to Consolidated Condensed Financial Statements

                      COLOR IMAGING, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                             NINE MONTHS    NINE MONTHS
                                                                ENDED          ENDED
                                                             30-Sept-00      30-Sept-99
                                                            ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                         $    23,071     $  (376,227)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating activities:
      Depreciation and amortization                             600,667         595,649
      Decrease (increase) in:
        Accounts and other receivables                       (3,594,859)        144,137
        Inventories                                          (1,629,668)       (527,706)
        Prepaid expenses                                        495,954        (115,309)
        Deferred income taxes                                  (161,119)       (153,600)
        Cash surrender value of life insurance                  (16,898)              0
        Deposits                                                     51        (179,564)
      Increase (decrease) in:
        Accounts payable and accrued liabilities              4,270,719        (352,421)
        Cash overdraft                                                0       1,091,357
        Income taxes payable                                    148,916          73,801
                                                            -----------     -----------
              Net cash provided by (used in)
                  operating activities                          136,834         200,117
                                                            -----------     -----------
Cash flows from investing activities:
     Capital expenditures                                    (1,691,526)     (2,268,242)
     Patents and intellectual properties                       (583,596)              0
                                                            -----------     -----------
              Net cash provided by (used in)
                  investing activities                       (2,275,122)     (2,268,242)
                                                            -----------     -----------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit                882,662       2,860,947
  Proceeds from issuance of bonds or long-term debt                   0          10,362
  Proceeds from sale of stock                                   346,021       1,093,621
  Principal payments of long-term debt                         (106,667)              0
                                                            -----------     -----------
              Net cash provided by (used in)
                  financing activities                        1,122,016       3,964,930
                                                            -----------     -----------
              Net increase (decrease) in cash                (1,016,272)      1,896,805
Cash at beginning of year                                     1,096,512         898,499
                                                            -----------     -----------
Cash at end of period                                       $    80,240     $ 2,795,304
                                                            ===========     ===========


            See Notes to Consolidated Condensed Financial Statements

                               COLOR IMAGING, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE 2. COMMON STOCK

On May 16, 2000, Color Imaging, Inc., formerly known as Advatex Associates, Inc. ("Advatex"), Logical Acquisition Corp. ("LAC"), Color Acquisition Corp. ("CAC"), Logical Imaging Solutions, Inc. ("Imaging") and Color Image, Inc. ("Color") entered into a Merger Agreement and Plan of Reorganization, as amended ("Merger Agreement"), pursuant to which LAC merged with and into Imaging and CAC merged with and into Color (the "Merger"). Pursuant to the Merger Agreement, shareholders of Imaging and Color exchanged their shares for shares of common stock of Advatex. A reverse stock split of one share of common stock for 6.0779 shares of common stock was simultaneously approved for the then existing Advatex shares. Subsequently, the equity interests in Imaging have been converted by virtue of the Logical Merger into approximately 3,000,000 newly issued shares of the Color Imaging common stock, on the basis of 1.84843 Color Imaging Common Shares for each one share of common stock of Imaging. The equity interests in Color have been converted by virtue of the Color Merger into approximately 3,000,000 newly issued shares of the Color Imaging common stock on the basis of 15 Color Imaging common shares for each one share of common stock of Color. Following the conversion of shares by Color and Imaging shareholders, shareholders of Color and Imaging owned approximately 85 percent of the outstanding shares of common stock of Advatex and shareholders of Advatex before the Merger owned approximately 15 percent. At September 30, 2000, there were 7,046,198 shares of the common stock of Advatex issued and outstanding. The Merger was accounted for as a reverse acquisition in a manner similar to a pooling of interest.

On July 7, 2000, by a vote of the majority of shareholders, Advatex Associates, Inc. ("Advatex"), changed its name to Color Imaging, Inc. (the "Company") and approved the reverse stock split.

NOTE 3. STOCK OPTIONS

After the Merger, the Company granted options to acquire 500,000 shares of the common stock of the Registrant to senior members of the Company's management. The option price is $2.00 per share. The options will vest over a two to four year period.

NOTE 4. WARRANTS TO PURCHASE COMMON STOCK

As part of the Merger, the Company granted warrants (the "New Warrant") to purchase up to 200,000 shares of the common stock of the Company to professional advisors to the Merger. The New Warrant entitles the warrant holder to purchase, at any time and for a five-year period, a share of common stock of the Company for $2.00 per share. In addition, current shareholders own 226,000 similar warrants (the "Old Warrant"). The Old Warrant entitles the warrant holder to purchase, at any time until September 15, 2001, a share of common stock of the Company for $2.70 per share. On August 29,2000, the Board of Directors approved a warrant exercise price of $2.00 per share on the Old Warrant, provided the exercise is completed by November 15, 2000.

NOTE 5. EARNINGS PER SHARE

Basic and diluted earnings per share have been computed in accordance with the adoption of SFAS No. 128.

NOTE 6. INVENTORIES

Inventories consisted of the following components as of September 30, 2000 and December 31, 1999:

                                         September 30, 2000         December 31, 1999
                                         ------------------         -----------------
        Raw materials ..................    $ 1,388,249               $   457,059
        Work-in-process ................      1,482,489                 1,646,974
        Finished goods .................      2,857,630                 1,994,667
        Obsolescence allowance .........       (208,348)                 (208,348)
                                            -----------               -----------
    Total ..............................    $ 5,520,020               $ 3,890,352
                                            ===========               ===========

NOTE 7. PATENT AND INTELLECTUAL PROPERTY

The Company has capitalized $584,000 of research and development expense through September 30, 2000, in furthering its patented toner and digital color printing systems technologies. The Company expects to begin amortizing patent and intellectual property assets when sales of the color toning system commence.

NOTE 8. CHANGES TO BORROWING ARRANGEMENTS

As a condition of the Bank's consent to the merger, on August 30, 2000, the Company entered into an amended and restated borrowing arrangement, granting to the Bank a security interest in all of the Company's assets as security for the payment of the obligations owed the Bank.

The Company has a $1.5 million revolving line of credit with an outstanding balance as of September 30, 2000 of $1,212,000, which bears interest at the Bank's prime interest rate less .25 percent. The revolving line of credit has a June 30, 2001 expiration date. Under the line of credit, the Company is permitted to borrow 85 percent of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million).

The Bank has made available an additional line of credit of $500,000. The outstanding balance as of September 30, 2000 was $500,000. The additional line of credit has an expiration date of June 30, 2001, and bears an interest rate of the Bank's prime interest rate plus .5 percent.

The Bank agreement contains various covenants which the Company is required to maintain; fixed charge and cash flow leverage ratios of not less than 1.70:1 and not greater than 3.30:1, respectively. As of September 30, 2000, the Company was not in compliance with these covenants and has received a waiver from the bank as regards these requirements.

NOTE 9. EMPLOYMENT AGREEMENTS

On June 28, 2000, the Company entered into employment agreements with its Chief Executive Officer, Michael W. Brennan, President, Dr. Sueling Wang, Executive Vice President and Chief Financial Officer, Morris E. Van Asperen, and Vice President of Marketing and Sales Charles R. Allison. All four of the employment agreements have a 5 year term. The Company is obligated to pay Mr. Brennan and Dr. Wang annual salaries of $150,000 with a guaranteed increase of 5% per annum over the term of the agreement. The Company is obligated to pay Mr. Van Asperen an annual salary of $144,000 with a guaranteed increase of 5% over the term of his agreement. In addition to commissions earned under the Company's sales incentive program, the Company is obligated to pay Mr. Allison an annual salary of $89,250 with a guaranteed increase of 5% per annum over the term of his agreement. Each employee may terminate the agreement upon 6 months notice to the Company. The Company may terminate each employee upon 6 months notice to the Company; provided, however, that the Company is obligated to pay to the employee his annual base salary, commissions or bonuses earned, and benefits for a period of 12 months after the date of such notice.

NOTE 10. INDUSTRIAL DEVELOPMENT REVENUE BOND

On June 1, 1999, the Development Authority of Gwinnett County (the "Authority"), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and a Related Party. The 3.5% revenue bonds are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured by all the assets of the Company and by real property owned by the Related Party.

The majority of the proceeds, $3,125,872, from the bond issue were used by the Company to purchase and install certain manufacturing equipment, while $974,128 was used by the Related Party to pay down the mortgage on the real property leased to the Company. The Company and the Related Party are jointly obligated to repay any outstanding debt. Under the Joint Debtor Agreement of June 26,2000, between the Company and the Related Party, each has agreed to be responsible to the other for their share of the bond obligations. The amount for which the Related Party is responsible to the Company is reflected in current and other assets of the Company. As of September 30, 2000, the bond principal outstanding was $4,100,000 and the portion due from the Related Party was $974,128.

NOTE 11. SIGNIFICANT CUSTOMERS

In the three and nine month periods ended September 30, 2000, a reseller of imaging supplies accounted for 67% and 59%, respectively, of net sales. The Company does not have a written or oral contract with this customer. All sales are made through purchase orders.

NOTE 12. SIGNIFICANT SUPPLIERS

In the nine months ended September 30, 2000, the Company purchased 38% of its raw materials, components and supplies from one supplier in connection with sales to its largest customer. The Company also has an annually renewable Original Equipment Manufacturer ("OEM") purchase agreement under which it purchases, adds value and resells some its technology to the web press market. The Company intends to design and manufacture the products it now obtains under its OEM agreement. However, should the OEM agreement not be renewed before the Company has completed its product development, the Company's ability to manufacture and deliver these products to its web press customers could be severely limited.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

BACKGROUND

The Company, Color Imaging, Inc., formerly known as Advatex Associates, Inc. ("Advatex"), was originally incorporated in Delaware in 1987, and prior to the Merger was a fully reporting public company, although inactive since 1993. As described herein and pursuant to the Merger Agreement, Color Image, Inc. ("Color") and Logical Imaging Solutions, Inc. ("Imaging") became wholly owned subsidiaries of the Company. On July 7, 2000, the Company, pursuant to a vote of the stockholders, changed its name to Color Imaging, Inc. The Company is committed to the continuation of the historical businesses of both Color and Imaging.

COLOR

Color Image, Inc, ("Color"), a Georgia corporation formed in 1987, develops and manufactures products used in electronic printing, and specializes as a provider of toners and consumable products for data processing printers. Color designs, manufactures and delivers black text toners, specialty toners, including color and MICR (magnetic ink characters used on checks and other financial documents), and also provides toner cartridges, cartridge components, photoreceptors and imaging drums.

Color is continually expanding its development and manufacturing capabilities. This program has led to the development of more than 130 different toner formulations, including toners and imaging products for printers manufactured by Brother, Canon, Delphax, HP, IBM, Lexmark, Oce', Sharp, Xerox and others. Product enhancements include imaging supplies that enable standard laser printers to print MICR lines, graphics, bar codes and forms. Color has also developed toners and other consumable products for Imaging's printing systems; including specialty MICR and full-color toners. Color's production, product development and support are conducted from a new state-of-the-art, 150,000 square foot facility located in Norcross, Georgia.

IMAGING

Logical Imaging Solutions, Inc., ("Imaging") development efforts, since its founding in California in 1993, have focused on creating a revolutionary digital variable data printing process, and provides digital high-speed, color printing systems for commercial applications. Imaging designs, manufactures and delivers complete printing systems, including software, control units and print engines to its customers. Currently, Imaging operates in the multi-billion dollar offset press equipment market. Imaging intends to expand by offering similar digital, high-speed, color printing solutions into the multi-billion dollar data processing market.

Imaging's product line includes TONER150, COLORPRESS, CTS, CREATE! COLORTONER150, and DIGITALCOLORPRESS which address the needs of commercial printers that require digital processing and printing of variable data at extremely high speeds. Imaging currently incorporates an Electron Beam Imaging ("EBI") printing technology, invented over 20-years ago, and has significantly advanced that process with software, hardware and consumable product enhancements. Imaging intends to expand its product line by offering these improved EBI printers, capable of printing variable data in color at speeds exceeding 250 pages-per-minute, as alternative products for all offset and data processing high-speed printing applications. Imaging's digital printing solution, called the DIGITALCOLORPRESS, includes a suite of software products, CREATE!, for document design, management and production; a control unit for multiple printers; and to its belief the fastest commercial printing technology available. Other products offered include a full line of consumable products; black text, MICR and color toners, print cartridges, erase rods and toner fusing assemblies. The system was developed as a high-speed alternative to data processing and offset printing processes and has printing capability in excess of several million pages per month.

Imaging expects to sell its products to production printing sites nationwide and as upgrading alternatives to current users of EBI technology. Imaging intends to grow by expanding and refining its product offerings in the web press market and by entering the data processing and print-on-demand printing equipment and systems markets.

OVERVIEW

Net sales, for the three and nine month periods that ended on September 30, 2000, were primarily generated from the sale of Color's black text, color and MICR toners and related consumable products, including toner cartridges and the re-filling of certain toner cartridges. Revenue is recognized from the sale of products when the goods are shipped to the customer. In the three and nine month periods ended September 30, 2000, a reseller of imaging supplies accounted for 67% and 59%, respectively, of net sales. The Company believes that this revenue stream will have significant growth in the coming year. However, the Company does not have a written or oral contract with this customer. All sales are made through purchase orders.

Imaging's sales for printing systems and related software and consumable products, for the three and nine month periods that ended on September 30, 2000, represented only 3 percent and 4 percent of the Company's net revenue.

Cost of goods sold includes direct material and labor, warranty expenses, license fees and manufacturing and service overhead. Inventories are stated at the lower of cost (first-in, first-out) or market. Equipment is depreciated using the straight-line method over the estimated useful lives of the equipment. Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvements.

Selling, general and administrative expenses include marketing and customer support staff, other marketing expenses, management and administrative personnel costs, professional services, legal and accounting fees and administrative operating costs. Selling, general and administrative costs are expensed when the costs are incurred.

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

RECENT DEVELOPMENTS

During the three month period ended September 30, 2000, the Company initiated production of an improved electron beam imaging ("EBI") print head for its DigitalColorPress and as an upgrading replacement component for certain installed EBI printing systems. Before production commenced, the Company filed a patent application for the improved EBI print head technology.

The Company introduced several black text toners for Xerox and Lexmark printers at World Expo 2000, held on September 20-22, 2000. As the result of the Company's presence at World Expo 2000, several customers placed orders for the Company's new toners.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information derived from the Company's consolidated statements of operations and expressed as a percentage of net sales:



                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                      2000              1999           2000             1999
                                      ----              ----           ----             ----
                                                    (PERCENTAGE OF NET SALES)
Net sales                             100               100            100              100
Cost of goods sold                     85                76             84               70
Gross profit                           15                24             16               30
Administrative expense                  6                16              7               14
Research and development                4                13              4               12
Sales and Marketing                     3                12              4               10
Operating income                        1               -17              1               -6
Interest and Bond expense               2                 5              2                2
Depreciation and amortization           2                 9              4                8
Income before taxes                    -2               -21              0               -7
Provision for taxes (credit)           -1                -7              0               -2

Net Income (Loss)                      -1               -15              0               -5

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES. The Company's net sales were $6.0 million for the three months ended September 30, 2000, or an increase of 135% compared to $2.6 million for the three month period ended September 30, 1999, with $5.8 million of net sales attributable to imaging products manufactured by Color, inclusive of $3.9 million of a new product sold to Color's largest customer. This revenue increase was offset by an approximate $500,000 decrease in sales of the Company's basic imaging products attributable to the finalizing of the move into the Company's new facility and related problems with the installation of certain production equipment. The Company believes that sales of standard products will increase in future periods as the Company has finished its move into the new factory and the re-installed machinery begins operation during the fourth quarter of FY 2000. The Company further believes that the completion of these tasks increase manufacturing efficiencies and competitiveness.

Sales of $183,000 were attributable to Imaging's high speed printing systems, software and related consumable products.

COST OF GOODS SOLD. Cost of goods sold increased by $3.2 million or 163% to $5.1 million in the three months ended September 30, 2000 from $1.9 million in the three months ended September 30, 1999. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 85% in the third quarter of 2000 from 76% in the third quarter of 1999. This increase was due to the sale of $3.9 million of imaging products to a new customer at a reduced profit margin.

GROSS PROFIT. As a result of the above factors, gross profit increased to $891,000 in the three months ended September 30, 2000 from $620,000 in the three months ended September 30, 1999. Gross profit as a percentage of net sales, however, decreased to 15% in the third quarter of 2000 from 24% in the third quarter of 1999. As stated above, this decrease was due to the sale of a significant amount of new product to a new customer at a reduced profit margin, the inefficiencies associated with the relocation to the new manufacturing facility and the unavailability of certain production equipment.

GENERAL AND ADMINISTRATIVE, SELLING, AND R&D EXPENSES. General and administrative, selling and R&D expenses decreased $234,000 or 22% to $811,000 in the three months ended September 30, 2000 from $1,045,000 in the three months ended September 30, 1999. General and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 14% in the third quarter of 2000 from 41% in the third quarter of 1999. R&D expenses decreased by $110,000 or 32% to $231,000 in the three months ended September 30, 2000 from $341,000 in the three months ended September 30, 1999. Research and development expenses as a percentage of net sales decreased to 4% in the third quarter of 2000, from 13% in the third quarter of 1999, reflecting the significantly higher sales level and the capitalization of $169,000 of R&D expenses in furthering the Company's patented toner and digital color printing systems technologies.

OPERATING INCOME. As a result of the above factors the operating income increased by $504,000, to a profit of $79,000 in the three months ended September 30, 2000 from a loss of $425,000 in the three months ended September 30, 1999.

INTEREST AND FINANCE EXPENSE. Interest expense decreased $9,000 in the three months ended September 30, 2000 from $132,000 in the three months ended September 30, 1999.

OTHER INCOME. Other income decreased by $91,000 in the three months ended September 30, 2000 from $23,000 in the three months ended September 30, 1999. This decrease was primarily the result of a cancelled sale of toner production equipment being disposed of by the Company and the subsequent resale of the same equipment to another party at a lower price.

INCOME TAXES. As the result of the Company's profitability in the current year, income tax credits decreased to $67,000 in the three months ended September 30, 2000 from a tax credit of $169,000 for the comparable period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

NET SALES. The Company's net sales were $15.5 million for the nine months ended September 30, 2000, or an increase of 98% compared to $7.8 million for the nine month period ended September 30, 1999, with $14.9 million of net sales attributable to imaging products manufactured by Color, inclusive of $8.7 million, or 59% of net sales, sold to the Company's largest customer. This increase was offset by an approximate $900,000 decrease in sales of the Company's basic imaging products, partially attributable to the impact of the extended move by the Company to its new facility and problems associated with the installation of certain production machinery.

Sales of $623,000, or 4% of net sales, were attributable to Imaging's high speed printing systems, software and related consumable products.

COST OF GOODS SOLD. Cost of goods sold increased by $7.5 million or 136% to $13.0 million in the nine months ended September 30, 2000 from $5.5 million in the nine months ended September 30, 1999. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales, however, increased to 84% in the nine months ended September 30, 2000 from 70% in the comparable nine month period of 1999. This increase in cost of sales is primarily attributable to the $8.7 million of new business at a reduced profit margin.

GROSS PROFIT. As a result of the above factors, gross profit increased by $181,000 to $2,540,000 in the nine months ended September 30, 2000 from $2,359,000 in the nine months ended September 30, 1999. However, gross profit as a percentage of net sales decreased to 16% for the first nine months of 2000, from 30% for the similar period in 1999. This decrease in gross margin is primarily due to the sale of a significant amount of product to a new customer at a reduced profit margin, and the inefficiencies associated with the plant and machinery relocation.

GENERAL AND ADMINISTRATIVE, SELLING, AND R&D EXPENSES. General and administrative, selling and R&D expenses decreased $529,000 or 18% to $2.3 million in the nine months ended September 30, 2000 from $2.8 million in the nine months ended September 30, 1999. General and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 15% in the first nine months of 2000 from 36% in the similar nine month period of 1999. R&D expenses decreased by $325,000 or 36% to $584,000 in the nine months ended September 30, 2000 from $909,000 in the nine months ended September 30, 1999. Reduced R&D expenses is primarily due to the Company capitalizing $580,000 of research and development expense through September 30, 2000 in furthering its patented toner and digital color printing systems technologies.

OPERATING INCOME. As a result of the above factors, operating income increased by

$710,000 to a profit of $226,000 for the nine months ended September 30, 2000, compared with a loss of $484,000 in the nine months ended September 30, 1999.

INTEREST AND FINANCE EXPENSE. Interest and finance expense increased by $243,000 to $381,000 in the nine months ended September 30, 2000 from $138,000 in the nine months ended September 30, 1999. This increase was due to increased borrowings under the Company's line of credit, term debt and bond financing.

OTHER INCOME. Other income increased by $359,000 to $432,000 in the nine months ended September 30, 2000 from $73,000 in the comparable nine months ended September 30, 1999. The primary components of other income were a gain on disposal of equipment and a toner technology licensing fee from an unaffiliated company.

INCOME TAXES. As the result of the Company's profitability in the current year, the provision for income taxes increased by $199,000 to $11,000 for the nine months ended September 30, 2000 from a tax benefit of $188,000 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company's working capital was approximately $1,348,000 and its current ratio was 1.1 to 1. At the year ended December 31, 1999, working capital was approximately $2,864,000 and its current ratio was 1.7 to 1. The decrease in the Company's liquidity was primarily due to over $1,000,000 of cash flow used in investing activities which were provided by operations, and the $4.8 million of current liabilities for inventory purchased on extended terms from a supplier to support the increased business from the new, large customer of the Company.

Cash flows provided by operating activities were $137,000 in the nine months ended September 30, 2000, compared to $200,000 provided by operating activities in the nine months ended September 30, 1999. The cash flows provided by operating activities in the nine months ended September 30, 2000 were comparatively lesser than in the nine months ended September 30, 1999 due primarily to increases in accounts receivable and inventories, costs associated with moving into the new manufacturing facilities and increased interest costs associated with the acquisition of the new facility and capital equipment. The receivable increase resulted primarily from higher sales in 2000. The increase in inventories resulted primarily from increased purchasing levels to meet the production requirements of the Company's largest customer.

Cash flows used in investing activities were $2.3 million in each of the nine months ended September 30, 2000 and September 30, 1999. Included in cash flows used in investing activities in the nine months ended September 30, 2000 was $584,000 invested in furthering the Company's patented toner and digital color printing systems technologies.

The Company has a $1.5 million revolving line of credit with an outstanding balance as of September 30, 2000 of $1,212,000, and bears interest at the Bank's prime interest rate less .25 percent. The revolving line of credit has a June 30, 2001 expiration date. Under the line of credit, the Company is permitted to borrow 85 percent of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million). The Bank agreement contains various covenants which the Company is required to maintain fixed charge and cash flow leverage ratios of not less than 1.70:1 and not greater than 3.30:1 respectively. As of September 30, 2000, the Company was not in compliance with these covenants and has received a waiver from the bank as regards these requirements.

The Bank has made available an additional line of credit of $500,000. The outstanding balance as of September 30, 2000 was $500,000. The additional line of credit has an expiration date of June 30, 2001, and bears an interest rate of the Bank's prime interest rate plus .5 percent. The Company has granted the Bank a security interest in all of the Company's assets as security for the payment of the lines of credit.

Cash flows provided by financing activities for the nine months ended September 30, 2000 and September 30, 1999 were $1,122,000 and $3,965,000 respectively, and resulted primarily from borrowings under the Company's various credit facilities and proceeds from the sale of common stock.

The Company believes that cash generated by operating activities and funds available under credit facilities will be sufficient to finance its operating activities for at least the next 12 months. To the extent that the funds generated from these sources are insufficient to finance the operating activities, the Company would need to raise additional funds through public or private financing. There can be no assurance that additional financing will be available on favorable terms, or at all. On August 29, 2000, the Board of Directors authorized the raising of up to $3 million of additional capital on terms and conditions acceptable to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND INFORMATION CONCERNING FORWARD -LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management, and there are a number of factors that could adversely affect the Company's future operating results or cause the Company's actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

Limited Operating History. The Company has a limited operating history which makes it difficult to evaluate the Company's future prospects. The Company's prospects are subject to risks and uncertainties frequently encountered by new companies. Many of these risks and uncertainties are unknown, but they include the uncertainty of the acceptance in the marketplace of the Company's products or services, including but not limited to its high speed color printer, if and when available for sale.

Unproven Business Model. The Company's business model, particularly involving its high speed color printer, is new and its ability to generate profits therefrom is unproven. The Company cannot assure that its strategy will be successful. Nevertheless, the success of the Company is dependent on market acceptance of the Company's color printing system.

Ability to Obtain Additional Financing. The Company does not anticipate that its revenues in the foreseeable future will be sufficient to fulfill its business plan without the need for additional capital. Therefore, the Company needs to raise additional funds to finance its operations, fund expansion and respond to competitive pressures. There can be no assurance that the Company will be able to obtain additional financing, if needed, on acceptable terms, or at all.

Competitive and Rapidly Changing Marketplace. There is significant competition in the toner and consumable products, and color printing systems industries in which the Company conducts its business. In addition, the market for color printers and related supplies is rapidly changing. Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. These competitors may be able to devote substantially more resources to developing their business than the Company. The Company's ability to compete depends upon a number of factors within and outside of the Company's control, including the success and timing of product introductions by the Company and its competitors, selling prices, product performance, product distribution, marketing ability and customer support.

Dependence on a Limited Number of Customers. In the three and nine month periods ended September 30, 2000, a reseller of imaging supplies accounted for 67% and 59%, respectively, of net sales. In addition, the Company does not have a written or oral contract with this customer and all sales are made through purchase orders. The loss of this customer could have a substantial and material adverse affect on the Company. The Company has in the past, and might in the future, lose one or more of major customers. If the Company fails to continue to sell to its major customers in the quantities anticipated, or if any major customer terminates its relationship with the Company, the Company's reputation, the perception of the Company's products and technology in the marketplace and the growth of the business might be harmed.

Dependence on Suppliers. The Company is responsible for procuring raw materials for its products. The Company's products incorporate technologies that are available from limited sources of supply. For the nine month period ended September 30, 2000, the Company purchased 38% of its raw materials, components and supplies from one supplier. If the Company is unable to obtain its raw materials and components from this one supplier, product shipments could be prevented or delayed, which could result in a loss in sales. If the Company is unable to meet existing orders or to enter into new orders because of a shortage of raw materials and components, the Company will likely lose revenues and risk losing customers and harming its reputation in the marketplace.

Short Product Life Cycles and Reductions in Unit Selling Prices. The markets in which the Company competes are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in unit selling prices due to competitive pressures over the life of a product are common. The Company's financial condition and results of operations could be adversely affected if the Company is unable to manufacture new, competitive products in a timely manner. The Company's future success will depend on its ability to develop and manufacture technologically competitive products, price them competitively, and achieve cost reductions for existing products. Advances in technology will require increased investment to maintain or advance the Company's market position.

Key Personnel. The Company's future success depends to a significant extent on the continued services of senior management and other key personnel. The loss of the services of any of the Company's executive officers or other key employees could harm the Company's business. The Company's future success also depends on the Company's ability to attract, retain and motivate highly skilled employees. Competition for qualified employees in the industries in which the Company engages is intense. If the Company fails to hire and retain a sufficient number of qualified employees, the Company's business will be adversely affected.

Integration of Color and Imaging. On June 30, 2000, by virtue of the Merger, Color and Imaging became wholly owned subsidiaries of the Company. After the Merger, the Company has had to integrate the two businesses: toners and consumable products and color printing systems, respectively. Color has a manufacturing facility in Norcross, Georgia and Imaging's facility is in Santa Ana, California. The Company may fail to successfully operate both facilities or to consolidate certain operations on time or on budget. Either situation would have a material adverse effect on the Company's business, financial condition and results of operations. The integration of the two businesses also carries the following business risks: diversion of management time and attention; failure to successfully operate multiple research and development facilities; failure to retain employees; and transition of customer relationships. The Company must properly manage the integration of Color's and Imaging's businesses to control manufacturing costs and to ensure that manufacturing capacity can meet product demand. Failure to do so could result in a reduction of revenues, gross margins, working capital and more generally a negative impact on the business, financial condition and results of operations.

Delays in Customer Purchases, Market Acceptance; Increase in Inventories. Delays in or reductions to customer purchases of existing products in anticipation of new product introductions by the Company or its competitors, market acceptance of new products and pricing programs, the reaction of competitors to any such new products or programs, the life cycles of the Company's products, as well as delays in product development and manufacturing; (1) may cause a buildup in the Company's inventories, (2) may make the transition from current products to new products difficult and (3) could adversely affect the Company's future operating results. The competitive pressure to develop technology and products also could cause significant changes in the level of the Company's operating expenses.

Inventory Levels and Customer Demand. The Company's performance depends in part upon its ability to manage inventory levels to support the demands of new customers as well as its established customer base and to address production and supply difficulties. The Company's future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

Dependence on Intellectual Property. The Company's success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the Company from obtaining technology of others and could otherwise adversely affect its operating results, cash flows, financial position or business, as could expenses incurred by the Company in enforcing its intellectual property rights against others or defending against claims that the Company's products infringe the intellectual property rights of others.

Factors unrelated to the Company's operating performance, including economic and business conditions; the loss of significant customers or suppliers; the outcome of future litigation, could also adversely affect the Company's operating results. In addition, the Company's stock price, like that of other technology companies, can be volatile. Trading activity in the Company's common stock, particularly due to low trading volume and inter-day trading in the Company's common stock, may affect the Company's common stock price.

While the Company reassesses material trends and uncertainties affecting the Company's financial condition and results of operations in connection with the preparation of its quarterly and annual reports, the Company does not intend to review or revise, in light of future events, any particular forward-looking statement contained in this report.

The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this report, in any of the Company's public filings or press releases or in any oral statements made by the Company or any of its officers or other persons acting on its behalf. The important factors that could affect forward-looking statements are subject to change, and the Company does not intend to update the foregoing list of certain important factors. By means of this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements that is provided by Section 27A and Section 21E referred to above.

PART II: OTHER INFORMATION

ITEM 1 -LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2 -CHANGES IN SECURITIES

From July 1, 2000 to September 30, 2000, previously issued Old Warrants were exercised at a price of $2.00 per share resulting in the issuance of a total of 46,211 shares of common stock. The exercise of such stock warrants was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 3 -DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 -OTHER INFORMATION

None.

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

(a) FINANCIAL REPORTS

Exhibit 11 Computation of Earnings Per Common Share Exhibit 27 Financial Data Schedule

(b) REPORTS ON FORM 8-K

1) On July 17, 2000, the Company filed a report on Form 8-K in connection with the merger between Logical Acquisition Corp., Logical Imaging Solutions, Inc. Color Acquisition Corp. and Color Image, Inc.

2) On August 25, 2000, the Company filed an amended report on Form 8-K which contained the audited financial statements and proforma financial information required by Item 7 relating to the merger.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           COLOR IMAGING, INC.


                                           /s/ MICHAEL W. BRENNAN
                                           ------------------------------------
November 13, 2000                          Michael W. Brennan
                                           Chairman and Chief Executive Officer


                                           /s/ MORRIS E. VAN ASPEREN
                                           ------------------------------------
                                           Morris E. Van Asperen
                                           Executive Vice President and
                                           Chief Financial Officer