Form 10KSB40
period 2000-12-31
COLOR IMAGING INC
filed 2001-03-30
CIK 820906

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-18450


                               COLOR IMAGING, INC.
              (Exact name of small business issuer in its charter)


            Delaware                                   13-3453420
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


     4350 Peachtree Industrial Boulevard, Suite 100, Norcross, Georgia 30071
                    (Address of principal executive offices)

          Issuer telephone number, including area code: (770) 840-1090

           Securities registered under Section 12(b) of the Act: None

                Securities registered under Section 12(g) of the
                                      Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for the most recent fiscal year were $21,204,435.

     The aggregate market value of the Common Stock of the Issuer held by non-affiliates of the Issuer on March 1, 2001, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $12,542,840.

     The number of shares of the Issuer's Common Stock outstanding as of March 1, 2001, was 7,574,219 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

    Transitional Small Business Disclosure Format (Check One): Yes __; No XX



                               COLOR IMAGING, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                      INDEX

                                     PART I


                                                                                           Page
                                                                                           ----
Item 1.  Description of Business............................................................  3

Item 2.  Description of Property............................................................  4

Item 3.  Legal Proceedings..................................................................  4

Item 4.  Submission of Matters to a Vote of Security Holders................................  4


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........................  4

Item 6.  Management's Discussion and Analysis or Plan of Operation..........................  5


Item 7.  Financial Statements............................................................... 11


Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................... 12


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act........ ........................ 12

Item 10. Executive Compensation............................................................. 14


Item 11. Security Ownership of Certain Beneficial Owners and Management..................... 15

Item 12. Certain Relationships and Related Transactions..................................... 15

Item 13. Exhibits and Reports on Form 8-K................................................... 16

         Signatures.........................................................................


                                     PART I

Item 1. Description of Business.

     The Company, Color Imaging, Inc. (OTCBB: CIMG), formerly known as Advatex Associates, Inc. ("Advatex"), was originally incorporated in Delaware in 1987, and prior to the merger (the "Merger") involving Color Image, Inc. ("Color") and Logical Imaging Solutions, Inc. ("Logical") was a reporting public company
(ADTX), inactive since 1993. As a result of the Merger, Color and Logical became wholly owned subsidiaries of the Company. On July 7, 2000, the Company, pursuant to a vote of the stockholders, changed its name to Color Imaging, Inc. The Company is committed to the continuation of the historical businesses of both Color and Logical and believes that this synergism enables the Company to provide complete printing solutions and related consumable products for most digital printing applications. On December 31,2000 Color Image, Inc. was merged with and into the Company.

COLOR

     Color, since it's inception in 1983, has developed and manufactured products used in electronic printing and formulates and produces, from raw materials, black text and specialty toners, including color and MICR (magnetic ink characters which are used on checks and other financial documents). Color also supplies other consumable products, including toner cartridges, cartridge components, photoreceptors and imaging drums.

     Color is continually expanding its development and manufacturing capabilities. This program has led to the creation of more than 130 different toner formulations, including aftermarket toners and imaging products for printers manufactured by Brother(TM), Canon(TM), Delphax(TM), Hewlett Packard
(TM), IBM(TM), Lexmark(TM), Oce'(TM), Sharp(TM), Xerox(TM) and printing systems developed by Logical. Product enhancements offered also include imaging supplies that enable standard laser printers to print MICR characters. Color's production, product development and support activities are conducted from a new 180,000 square foot facility located in a suburb of Atlanta, Georgia. Products are marketed directly as branded products to Original Equipment Manufacturers ("OEMs") and as aftermarket products to end-users of laser printers supplied through a worldwide network of distributors.

LOGICAL

     Logical's development effort, since it's founding in 1993, has focused on creating a revolutionary high-speed digital variable data printing process, including software, hardware and consumable products for commercial offset printing applications. Logical designs, manufactures and delivers a complete printing system that when installed directly on an offset printing press expands printing capabilities to include any variable data together with bar codes, MICR and unlimited alphanumeric sequencing. These functions address the needs of commercial printers that require digital processing and printing of variable data at extremely high speeds. Logical's expansion plans include color printing capabilities and the ability to print simultaneously on multiple print engines. Further ambitions are to offer similar digital, high-speed color printing solutions for data processing applications.

     Logical's product line includes software, hardware and consumable products. CREATE! is a printer's software operating system that allows the commercial printer to create any type of document, tag, ticket or label and control the printing process on the press. CREATE! accomplishes all imaging functions in a WindowsNT(TM) environment, enabling the user to create, edit, store, distribute, proof and download documents in any industry-standard format. Logical's companion hardware product is a proprietary Printer Control Unit ("PCU"), incorporating the latest microprocessor technology, providing digital imaging and the simultaneous control of multiple print engines. Logical's SOLUTION series of variable data printing systems, integrates CREATE! and the PCU with the world's fastest digital printing technology, featuring a non-impact, Electron Beam Imaging ("EBI") printing process with imaging rates exceeding 1,000 pages-per-minute. Other products include a full line of consumable products; black text, MICR and color toners, print cartridges and toner fusing assemblies. Logical's strategy is to continually build a base of printer systems that will generate a recurring demand for these high margin consumable products.

     Logical intends to expand its product line during FY 2001 by offering the SOLUTION Series of printing systems with the ability to print variable data in color at speeds exceeding 250 feet-per-minute, as an alternative product for offset high-speed printing applications. In addition, Logical's color system, the DIGITALCOLORPRESS ("DCP") will be offered to production printing sites worldwide and as upgrade alternative to the hundreds of current users of EBI technology.

Recent Developments

     Color recently introduced a number of aftermarket toners for printers manufactured by Lexmark(TM), Fuji Xerox(TM) and Hewlett Packard(TM): Optra-T, Optra 410/412, XP20 and an improved HP 4000 toner. Also introduced were MICR toners for printers manufactured by Lexmark(TM) and Fuji Xerox(TM). The Company believes that sales of its black text, specialty and MICR products will increase in future periods, significantly augmented by the introduction of new consumable products. At the end of the year, the Company was completing the installation of an additional state of the art extruder for toner formulations, increasing the Company's toner base manufacturing capacity by an additional 750,000 pounds a year. Additionally, with the completion of the remainder of the factory expansion by the end of the second quarter of 2001, the Company believes that the added capacity and increased production will increase manufacturing efficiencies, reduce cost of sales, and increase competitiveness.

     Logical brought to market a new version of CREATE! that is WindowsNTTM compatible and an accompanying state-of-the-art microprocessor-based Printer Control Unit ("PCU") that has unlimited digital imaging capabilities and supports, simultaneously, multiple print engines. Also introduced were more consumable products to accompany Logical's EBI print engines: toners (manufactured by Color) and an improved toning system to upgrade current EBI printer installations.

Marketing and Distribution

     The Company markets and distributes its products worldwide through its direct sales force. Color's products are primarily sold to distributors, original equipment manufacturers and rechargers. Logical's products are marketed directly to commercial printers.

Competition

     The markets for the Company's products are competitive and subject to rapidly changing technology. The Company competes principally on the basis of quality, flexibility and service, and it is positioned as a full-service provider with a pricing strategy that reflects quality and reliability.

     Color's competitors in the toner market include large businesses with significantly greater resources in the high-volume commodity toners, as well as similar sized companies in the specialty, color and MICR toner product lines. There are many small companies that also offer remanufactured cartridges and printer parts that may be lower priced but less reliable than the Company's.

     Logical's direct competitors are not as numerous because of the specialization in its products. There are alternative products offered by indirect competitors that use other printing technologies with different speed and print resolution capabilities.

     The Company expects that as it competes more successfully in these markets, it will be well position because of its abilities to develop new products and solutions utilizing its technical expertise and commitment to the changing needs of the marketplace.

Manufacturing

     The Company opened new toner manufacturing facilities in Norcross, Georgia during 2000. Significant capital investment has been and continues to be made in this facility to enable the Company to maintain its proprietary and technologically complex processes within its own facility. The Company also utilizes several lower cost vendors to provide increased production capacity and efficiency.

     The Company's printer system development and support organization is located in Santa Ana, California. The strategy at this facility is to integrate the best technical expertise and products available for the components that comprise its printing system. The Company's software and product design and development activities originate from the Santa Ana, California, location.

Materials

     The Company procures a wide variety of components used in the manufacturing processes, including raw materials, such as chemicals and resins, electro-mechanical components and assemblies. Although many of these are standard off-the-shelf parts that are available from multiple sources, the Company often utilizes preferred supplier relationships to ensure more consistent quality, cost and delivery.

     Some components are only available from one supplier, including certain custom chemicals, application specific integrated circuits and other semiconductors. In addition, the Company sources some print engines and other finished products from original equipment manufacturers. Should these components not be available from any one of these suppliers, there can be no assurance that production of certain of the Company's products would not be disrupted. Such a disruption could interfere with the Company's ability to manufacture and sell products and materially affect the Company's business.

Research and development

     The Company's research and development activities for the past several years has focused on black text, specialty, color and MICR after-market and original equipment manufacturer's toner formulations, and the development of electron beam imaging technologies and supplies. The Company's commitment to growing the business through research and development is a complex process requiring innovative designs, significant development and testing activities and functional solutions.

     Research and development outlays, both capitalized and expensed, increased to $1.89 million in 2000 from $1.33 million in 1999. The Company must make strategic decisions from time to time as to which technologies will produce products with the greatest future potential. The Company's software, electrical and mechanical engineers, chemists and consultants are focused on development of printing systems and consumables that will increase efficiency, lower production costs or improve the quality for its customers. With certain products, the Company may elect to purchase key components from third party suppliers. There can be no assurance that the Company can continue to develop the more technologically advanced products required to remain competitive.

Item 2. Description of Property.

     The Company currently leases approximately 180,000 square feet in Norcross, Georgia that serves as executive headquarters and houses manufacturing facilities, research and development and sales and marketing under a lease that expires March 2009. The lease includes three options to extend the term for five years each. The Company also leases approximately 4,000 square feet in Santa Ana, California under a lease that expires in October 2001. Management considers the present facilities to be sufficient for the Company's current operations.

Item 3. Legal Proceedings.

     The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Common Equity and related Stockholder Matters.

     The Company's Common Stock is traded on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "CIMG." Prior to July 7, 2000, the Common Stock was traded on the OTC Bulletin Board under the symbol "ADTX." The following table sets forth the high and low bid prices of the Common Stock for the quarters indicated as quoted on the OTC Bulletin Board.


                                     1999                              2000
                               HIGH            LOW              HIGH             LOW
                               ----            ---              ----             ---
       First Quarter          .3191          .1896            2.2792          1.2344
       Second Quarter         .4747          .2851            5.6980          1.3298
       Third Quarter         2.0896          .2851            6.2500          2.0000
       Fourth Quarter        2.2792         1.1396            5.1250          2.0000


     The above quotations represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

     As of March 1, 2001, there were approximately 220 holders of record of Company common stock.

     The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant.

     From October 22, 2000 to December 31, 2000, the Company issued and sold 444,750 Units, priced at $2.00 per Unit, for a total of $889,500. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $2.00. No underwriting discounts or commissions were paid to any person. The sale and issuance of such Units was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

OVERVIEW

Net sales, for the year that ended on December 31, 2000, were primarily generated from the sale of Color's black text, color and MICR toners and related consumable products, including toner cartridges and the re-filling of certain toner cartridges. Revenue is recognized from the sale of products when the goods are shipped to the customer. In the year ended December 31, 2000, a reseller of imaging supplies accounted for 57% of net sales. The Company believes that this concentration with a single customer will be significantly reduced with the successful diversification of its customer base in the coming year. All sales are made through purchase orders.

     Logical's sales for printing systems and related software and consumable products for the year that ended on December 31, 2000 represented 3 percent of the Company's net revenue.

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

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information derived from the Company's consolidated statements of operations and expressed as a percentage of net sales:


                                                               DECEMBER 31,
                                                2000                1999               1998
                                                ----                ----               ----
                                                          (PERCENT OF NET SALES)
     Net sales                                  100                 100                100
     Cost of goods sold                          85                  72                 68
     Gross profit                                15                  28                 32
     Administrative expense                       7                  15                 13
     Research and development                     5                  12                 14
     Sales and marketing                          4                   9                 10
     Operating income                            -1                  -7                 -4

     Interest and Bond expense                    2                   2                  3
     Depreciation and amortization                4                   9                  7
     Income before taxes                         -3                 -12                 -6
     Provision for taxes (credit)                -1                  -4                  0

     Net Income (Loss)                           -2                  -8                 -6


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET SALES. The Company's net sales were $21.2 million for the year ended December 31, 2000, or an increase of 89% compared to $11.2 million for the year ended December 31, 1999. Of the $21.2 million in net sales, $20.5 million were attributable to imaging products manufactured by Color, inclusive of $12.1 million of a new product sold to Color's largest customer. This revenue increase was offset by a decrease in sales of the Company's basic imaging products attributable to the finalizing of the move into the Company's new facility and related problems with the installation of certain production equipment. The Company believes that sales of standard products will increase in future periods since the Company completed its relocation in year 2000 and expects to complete its factory expansion by mid-year 2001. The Company further believes that completion of these tasks, with the resulting added capacity and increased production, will increase manufacturing efficiencies and competitiveness and reduce cost of sales.

     The remainder of the sales of $723,000 was generated by Logical's sales of high speed printing systems, software and related consumable products, which represented a 28 percent increase over the sales of $567,000 for the prior year.

COST OF GOODS SOLD. Cost of goods sold increased by $9.9 million or 124% to $17.9 million in the year ended December 31, 2000 from $8.0 million in the year ended December 31, 1999. This increase was primarily due to increased net sales and higher factory costs. Cost of goods sold as a percentage of net sales increased to 85% in the year ended December 31, 2000 from 72% in the year ended 1999. This increase was due to the sale of $12.1 million of imaging products to a new customer at a reduced profit margin and higher factory costs without the related capacity.

GROSS PROFIT. As a result of the above factors, gross profit increased to $3.3 million in the year ended December 31, 2000 from $3.2 million in the year ended December 31, 1999. Gross profit as a percentage of net sales, however, decreased to 15% in the year ended December 31,2000, from 28% in the year ended December 31, 1999. As stated above, this decrease was due to the sale of a significant amount of new product to a new customer at a reduced profit margin, the inefficiencies associated with the relocation to the new manufacturing facility, the unavailability of certain production equipment and the increased factory costs.

GENERAL AND ADMINISTRATIVE, SELLING, AND R&D EXPENSES. General and administrative, selling and R&D expenses decreased $736,000 or 18% to $3,363,000 in the year ended December 31, 2000 from $4,099,000 in the year ended December 31, 1999. General and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 16% in the year 2000 from 37% in the year ended December 31, 1999. R&D expenses decreased by $136,000 or 13% to $881,000 in the year ended December 31, 2000 from $1,017,000 in the year ended December 31, 1999. Research and development expenses as a percentage of net sales decreased to 5% in the year 2000, from 12% in the year 1999, reflecting the significantly higher sales level and the capitalization of $877,000 of R&D expenses in furthering the Company's patented toner and digital color printing systems technologies.

OPERATING INCOME. As a result of the above factors the operating income increased by $823,000, to a loss of $105,000 in the year ended December 31, 2000 from a loss of $928,000 in the year ended December 31, 1999.

INTEREST AND FINANCE EXPENSE. Interest expense increased $216,000 in the year ended December 31, 2000 from $273,000 in the year ended December 31, 1999. This was primarily the result of the financing arranged for the new factory and production equipment.

OTHER INCOME. Other income increased by $239,000 in the year ended December 31, 2000 from $112,000 in the year ended December 31, 1999. This increase was primarily the result of a technology licensing fee and a gain on the sale of toner production equipment being disposed of by the Company.

INCOME TAXES. As the result of the Company's decreased loss in the current year, income tax credits decreased to $214,000 for the year ended December 31, 2000 from a tax credit of $396,000 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company's working capital was approximately $633,000 and its current ratio was 1.1 to 1. At the year ended December 31, 1999, working capital was approximately $2,763,000 and its current ratio was 1.7 to 1. The decrease in the Company's liquidity was primarily due to over $1,000,000 of cash flow used in investing activities, which were provided by operations. $4.8 million of current liabilities for inventory purchased on extended terms from suppliers to support the increased business from the new, large customer of the Company, contributed significantly to the decrease in the current ratio at December 31, 2000.

     Cash flows provided by operating activities were $417,000 in the year ended December 31, 2000 compared to $1,194,000 used by operating activities in the year ended December 31, 1999. The cash flows provided by operating activities in the year ended December 31, 2000 were comparatively greater than in the year ended December 31, 1999 due primarily to a smaller net loss and the significant increase in trade payables in support of the Company's expanded business operations.

     The receivable increase resulted primarily from higher sales in 2000.
The increase in inventories resulted primarily from increased purchasing levels to meet the production requirements of the Company's largest customer.

     Cash flows used in investing activities were $3.1 million in the year ended December 31, 2000. Included in cash flows used in investing activities in the year ended December 31, 2000, was $877,000 invested in furthering the Company's patented toner and digital color printing systems technologies.

     The Company has a $1.5 million revolving line of credit with an outstanding balance as of December 31, 2000 of $899,000, and bears interest at the Bank's prime interest rate less .25 percent. The revolving line of credit has a June 30, 2001 expiration date. Under the line of credit, the Company is permitted to borrow 85 percent of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million). The Bank agreement contains various covenants that the Company is required to maintain. The covenants include a fixed charge coverage of not less than 1.20:1, tangible net worth of not less than $4.1 million, maintain a cash flow leverage ratio not greater than 4.00:1 and a capital expenditure limit of $1.6 million. As of December 31, 2000, the Company was not in compliance with these covenants and has received a waiver from the bank as regards these requirements.

     The Bank has made available an additional line of credit of $500,000. The outstanding balance as of December 31, 2000 was $500,000. The additional line of credit has an expiration date of June 30, 2001, and bears an interest rate of the Bank's prime interest rate plus .5 percent. The Company has granted the Bank a security interest in all of the Company's assets as security for the payment of the lines of credit.

     Cash flows provided by financing activities for the twelve months ended December 31, 2000 and December 31, 1999 were $1,930,000 and $4,921,000 respectively, and resulted primarily from borrowings under the Company's various credit facilities, proceeds from issuance of IDR bonds and proceeds from the sale of common stock.

     To the extent that the funds generated from operating activities and availability under credit facilities are insufficient to finance the operating activities of the Company, the Company would need to raise additional funds through public or private financing. There can be no assurance that additional financing will be available on favorable terms, or at all. On August 29, 2000, the Board of Directors authorized the raising of up to $3 million of additional capital on terms and conditions acceptable to the Company. As the result, the company obtained cash proceeds of $889,500 from such financing through December 31, 2000.

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

     Limited Operating History. The Company has a limited operating history that makes it difficult to evaluate the Company's future prospects. The Company's prospects are subject to risks and uncertainties frequently encountered by new companies. Many of these risks and uncertainties are unknown, but they include the uncertainty of the acceptance in the marketplace of the Company's products or services, including but not limited to its high speed color printer, if and when available for sale.

     Unproven Business Model. The Company's business model involving its high-speed color printer, is new and its ability to generate profits therefrom is unproven. The Company cannot assure that its strategy will be successful. Nevertheless, the success of the Company is dependent on market acceptance of the Company's color printing system.

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

     Dependence on a Limited Number of Customers. In the year ended December 31, 2000, a reseller of imaging supplies accounted for 57% of net sales. In addition, the Company does not have a written or oral contract with this customer and all sales are made through purchase orders. The loss of this customer could have a substantial and material adverse affect on the Company. The Company has in the past, and might in the future, lose one or more of major customers. If the Company fails to continue to sell to its major customers in the quantities anticipated, or if any major customer terminates its relationship with the Company, the Company's reputation, the perception of the Company's products and technology in the marketplace and the growth of the business might be harmed.

     Dependence on Suppliers. The Company is responsible for procuring raw materials for its products. The Company's products incorporate technologies that are available from limited sources of supply. For the year ended December 31, 2000, the Company purchased 38% of its raw materials, components and supplies from one supplier. If the Company is unable to obtain its raw materials and components from this one supplier, product shipments could be prevented or delayed, which could result in a loss in sales. If the Company is unable to meet existing orders or to enter into new orders because of a shortage of raw materials and components, the Company will likely lose revenues and risk losing customers and harming its reputation in the marketplace.

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

     Factors unrelated to the Company's operating performance, including economic and business conditions; the loss of significant customers or suppliers; the outcome of future litigation and currency exchange rates could also adversely affect the Company's operating results. In addition, the Company's stock price, like that of other technology companies can be volatile. Trading activity in the Company's common stock, particularly due to low trading volume and inter-day trading in the Company's common stock, may affect the Company's common stock price.

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

Item 7. Financial Statements.




                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Color Imaging, Inc.
Norcross, Georgia

We have audited the accompanying consolidated balance sheet of Color Imaging, Inc. (a Delaware corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Color Imaging, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the Unites States of America.

We previously audited and reported on the balance sheet of Color Imaging, Inc. (formerly Advatex Associates, Inc.) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended, prior to their restatement for the 2000 pooling of interests. The contribution of Color Imaging, Inc. to the total assets, revenues and net income represented 7%, 0% and 0% of the respective restated totals. Separate financial statements of the other companies included in the 1999 restated consolidated balance sheet and consolidated statements of operations and cash flows were audited and reported on separately by other auditors who issued unqualified opinions thereon. We also audited the combination of the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for the year ended December 31, 1999 after restatement for the 2000 pooling of interests. In our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of the notes to the consolidated financial statements.




                                           LAZAR LEVINE & FELIX LLP


New York, New York
February 9, 2001, except for
 the fourth paragraph of Note 6,
 the date of which is March 26, 2001

                      COLOR IMAGING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                                       2000                1999
                                                                                    ------------       ------------
                                                    - ASSETS -
CURRENT ASSETS:
         Cash                                                                       $    339,348       $  1,096,512
         Accounts receivable - net of allowance for doubtful accounts
          of $100,000 and $150,000, for 2000 and 1999, respectively                    3,562,121          1,404,160
         Inventory                                                                     5,181,248          3,890,352
         Refundable income taxes                                                          19,995            163,135
         Deferred taxes                                                                  159,426            183,297
         Due from related party                                                          100,832             21,600
         Other current assets                                                            381,146            122,643
                                                                                    ------------       ------------
                  TOTAL CURRENT ASSETS                                                 9,744,116          6,881,699
                                                                                    ------------       ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                    7,384,679          5,439,329
                                                                                    ------------       ------------

OTHER ASSETS:
         Patent/intellectual property                                                    876,751               --
         Deferred income tax                                                             464,085            248,233
         Related party portion of IDR bond                                               873,296            952,528
         Other assets                                                                    269,626            829,576
                                                                                    ------------       ------------
                                                                                       2,483,758          2,030,337
                                                                                    ------------       ------------

                                                                                    $ 19,612,553       $ 14,351,365
                                                                                    ============       ============

                                       - LIABILITIES & STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
         Revolving credit lines                                                     $  1,399,000       $    458,000
         Accounts payable                                                              6,640,402          2,760,567
         Current portion of notes payable                                                351,150            388,199
         Current portion of bonds payable                                                320,000             90,000
         Other current liabilities                                                       400,276            422,542
                                                                                    ------------       ------------
                  TOTAL CURRENT LIABILITIES                                            9,110,828          4,119,308
                                                                                    ------------       ------------

LONG TERM LIABILITIES:
         Notes payable                                                                 1,685,725          1,650,044
         Bonds payable                                                                 3,780,000          4,010,000
                                                                                    ------------       ------------
                  LONG TERM LIABILITIES                                                5,465,725          5,660,044
                                                                                    ------------       ------------

TOTAL LIABILITIES                                                                     14,576,553          9,779,352
                                                                                    ------------       ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
         Common stock, $.01 par value, authorized 20,000,000 shares;
          7,490,948 and 6,999,987 shares issued and outstanding on
          December 31, 2000 and 1999, respectively                                        74,909             70,000
         Additional paid-in capital                                                    6,986,003          6,008,991
         Accumulated deficit                                                          (2,024,912)        (1,506,978)
                                                                                    ------------       ------------
                                                                                       5,036,000          4,572,013
                                                                                    ------------       ------------

                                                                                    $ 19,612,553       $ 14,351,365
                                                                                    ============       ============


                See notes to consolidated financial statements.

                      COLOR IMAGING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                  2000                1999
                                              ------------       ------------
SALES                                         $ 21,204,435       $ 11,191,120

COST OF SALES                                   17,946,605          8,020,238
                                              ------------       ------------

GROSS PROFIT                                     3,257,830          3,170,882
                                              ------------       ------------

OPERATING EXPENSES:
         Administrative                          1,478,075          1,747,356
         Research and development                1,003,565          1,334,236
         Sales and marketing                       881,176          1,017,489
                                              ------------       ------------
                                                 3,362,816          4,099,081
                                              ------------       ------------

LOSS FROM OPERATIONS                              (104,986)          (928,199)
                                              ------------       ------------

OTHER INCOME (EXPENSE):
         Interest and other income                 351,062            112,115
         Interest and financing costs             (488,948)          (273,310)
         Non-recurring moving expenses            (488,854)          (254,842)
                                              ------------       ------------
                                                  (626,740)          (416,037)
                                              ------------       ------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES          (731,726)        (1,344,236)

PROVISION (BENEFIT) FOR INCOME TAXES              (213,792)          (395,800)
                                              ------------       ------------

NET (LOSS)                                    $   (517,934)      $   (948,436)
                                              ============       ============


(LOSS) PER COMMON SHARE:
         Basic                                $       (.07)      $       (.14)
         Diluted                              $       (.07)      $       (.14)

WEIGHTED AVERAGE SHARES OUTSTANDING              7,055,763          6,999,987
                                              ============       ============


                See notes to consolidated financial statements.

                      COLOR IMAGING, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                 Additional                           Total
                                                                   Common          Paid-In        Accumulated      Stockholders'
                                                 Shares            Stock           Capital          Deficit           Equity
                                               -----------      -----------      -----------      -----------      -------------
Balance at December 31, 1998, as restated        6,999,987      $    70,000      $ 6,008,991      $  (558,542)      $ 5,520,449

Net loss for year                                     --               --               --           (948,436)         (948,436)
                                               -----------      -----------      -----------      -----------       -----------

Balance at December 31, 1999                     6,999,987           70,000        6,008,991       (1,506,978)        4,572,013

Exercise of stock warrants                          46,211              462           91,959             --              92,421

Common stock issued in private placement           444,750            4,447          885,053             --             889,500

Net loss for the year                                 --               --               --           (517,934)         (517,934)
                                               -----------      -----------      -----------      -----------       -----------

Balance at December 31, 2000                     7,490,948      $    74,909      $ 6,986,003      $(2,024,912)      $ 5,036,000
                                               ===========      ===========      ===========      ===========       ===========


                See notes to consolidated financial statements.

                      COLOR IMAGING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                              2000              1999
                                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                            $  (517,934)      $  (948,436)
     Adjustments to reconcile net (loss)
         to net cash provided (used) by operating activities:
            Depreciation and amortization                                      863,534           958,089
            Deferred income taxes                                               68,801          (262,100)
            Loss on disposal of fixed assets                                      --             132,322
     Decrease (increase) in:
            Accounts and other receivables                                  (1,978,313)       (1,817,392)
            Inventories                                                     (1,290,896)         (814,122)
            Prepaid expenses and other assets                                 (540,643)         (101,676)
     Increase (decrease) in:
            Accounts payable and accrued liabilities                         3,812,946         1,611,646
            Deferred revenue                                                      --              48,050
                                                                           -----------       -----------
                  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          417,495        (1,193,619)
                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                            (2,227,577)       (3,529,315)
            Patents and intellectual properties                               (876,751)             --
                                                                           -----------       -----------
                  NET CASH (USED IN) INVESTING ACTIVITIES                   (3,104,328)       (3,529,315)
                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Net borrowings under line of credit                                712,505           315,025
            Proceeds from issuance of bonds and long-term debt                 235,243         6,028,334
            Proceeds from sale of stock                                        981,921         1,197,500
            Principal payments of long-term debt                                  --          (2,619,912)
                                                                           -----------       -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,929,669         4,920,947
                                                                           -----------       -----------

NET (DECREASE) INCREASE IN CASH                                               (757,164)          198,013

            Cash at beginning of year                                        1,096,512           898,499
                                                                           -----------       -----------

CASH AT END OF YEAR                                                        $   339,348       $ 1,096,512
                                                                           -----------       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
            Income taxes                                                   $     2,643       $     2,065
                                                                           -----------       ===========
            Interest                                                       $   455,166       $   338,445
                                                                           -----------       ===========


                See notes to consolidated financial statements.

                               COLOR IMAGING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1.   DESCRIPTION OF COMPANY:


          On May 16, 2000, Color Imaging, Inc., formerly known as Advatex Associates, Inc. ("Advatex"), Logical Acquisition Corp. ("LAC"), Color Acquisition Corp. ("CAC"), Logical Imaging Solutions, Inc. ("Logical") and Color Image, Inc. ("Image") entered into a Merger Agreement and Plan of Reorganization, as amended ("Merger Agreement"), pursuant to which LAC merged with and into Logical and CAC merged with and into Image (the "Merger"). Pursuant to the Merger Agreement, stockholders of Logical and Image exchanged their common stock for shares of common stock of Advatex. A reverse stock split of one share of common stock for 6.0779 shares of common stock was simultaneously approved for the then existing Advatex common stock. Subsequently, the equity interests in Logical were converted by virtue of the Logical Merger into approximately 3,000,000 newly issued shares of Advatex common stock, on the basis of 1.84843 Advatex Common Shares for each one share of common stock of Logical. The equity interests in Image were converted by virtue of the Image Merger into approximately 3,000,000 newly issued shares of the Advatex common stock on the basis of 15 Advatex common shares for each one share of common stock of Image.

          Following the conversion of common stock by Logical and Image stockholders, stockholders of Logical and Image owned approximately 85 percent of the outstanding shares of common stock of Advatex and stockholders of Advatex after the Merger owned approximately 15 percent. The Merger was accounted for retroactively as a recapitalization rather than a business combination and accordingly, no goodwill has been recognized in this transaction. Additionally, historical information presented herein, for periods prior to the merger, reflects the operations of Logical and Image.

          On July 7, 2000, by a vote of the majority of stockholders, Advatex Associates, Inc. ("Advatex"), changed its name to Color Imaging, Inc. (the "Company" or "Color") and approved the reverse stock split. On December 31, 2000, Image merged into Color with Color being the surviving entity. At December 31, 2000, there were 7,490,948 shares of the common stock of the Company issued and outstanding.

          Color develops and manufactures products used in electronic printing. Color designs, manufactures and delivers black text toners, specialty toners, including color and MICR (magnetic ink characters used on checks and other financial documents), and also provides toner cartridges, cartridge components, photoreceptors and imaging drums.

          Logical's development efforts have focused on creating a revolutionary digital variable printing process that provides high-speed, color printing systems for commercial applications. Logical designs, manufactures and delivers complete printing systems, including software, control units and print engines to its customers.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     A.   PRINCIPLES OF CONSOLIDATION:

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Logical Imaging Solutions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     B.   ESTIMATES AND ASSUMPTIONS:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     C.   FINANCIAL INSTRUMENTS:

          The carrying amount of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt, approximates their fair value at December 31, 2000 and 1999.

     D.   CONCENTRATION OF CREDIT RISK:

          Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, marketable securities and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and marketable securities and at December 31, 2000 its investments were in cash held in highly rated financial institutions. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring cash in advance, payment by credit card, letters of credit or guarantees. The Company's customer base is comprised principally of domestic distributors and commercial printers. Management does not believe significant risk exists in connection with the Company's concentrations of credit at December 31, 2000.

     E.   CASH AND CASH EQUIVALENTS:

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     F.   INVENTORIES:

          Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out ("FIFO") method for raw materials, work-in-process and finished goods. Costs in inventory include materials, direct labor, and applied manufacturing overhead.

     G.   PROPERTY, PLANT AND EQUIPMENT:

          Property, plant, and equipment are recorded at cost. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of net income.

          Depreciation of the Company's property, plant, and equipment is computed using the straight-line method. The average estimated useful lives are as follows:

                                                               Years
                                                              ------
          Leasehold improvements                                  10
          Machinery and equipment                             7 - 10
          Research and development equipment                  5 - 10
          Furniture and fixtures                              7 - 10

     H.   INTANGIBLE ASSETS:

          Intangible assets are comprised of patents and intellectual property. All intangible property is amortized by the straight line method, over their respective useful lives, commencing upon completion of commercialization. Intangibles are periodically reviewed to assess recoverability from future operations using undiscounted cash flows in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

     I.   STOCK-BASED COMPENSATION:

          The Company grants stock options for a fixed number of shares of common stock to employees with an exercise price equal to the fair value of the common stock at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, (FAS 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     J.   INCOME TAXES:

          The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

     K.   REVENUE RECOGNITION:

          Revenue from product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied.

     L.   ADVERTISING COSTS:

          In accordance with SOP No. 93-7, "Reporting on Advertising Costs," the Company expenses all advertising expenditures as incurred. The Company incurred $62,089 and $101,884 in advertising costs during 2000 and 1999, respectively.

     M.   RESEARCH AND DEVELOPMENT EXPENSES:

          Research and development costs are charged to expense when incurred and aggregated $1,003,565 and $1,334,236 for 2000 and 1999, respectively.

     N.   EARNINGS (LOSS) PER COMMON SHARE:

          Earnings per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. Adopted by the Company during 1998, SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Since the Company is reporting losses from operations, the exercise of stock options and warrants is not assumed since the result would be antidilutive. Earnings per share amounts for all periods are presented.

     O.   NEW ACCOUNTING STANDARDS:

          Accounting standards adopted during 1999 include SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The adoption of these standards had no effect on the Company's consolidated results of operations, financial position, or cash flows.

          SFAS No. 130 establishes standards for the reporting and display of comprehensive income, which is defined as all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The standard requires reporting certain transactions that result in a change in stockholders' equity to be included in other comprehensive income and displayed as a separate component in the consolidated statement of stockholders' equity.

          SFAS No. 131 establishes new standards for determining operating segments and disclosure requirements for those segments, products, geographic areas, and major customers. As required by SFAS No. 131, the Company has revised certain disclosures included in its Business Segments footnote.

          SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises the disclosure requirements related to pension and other postretirement benefits. The new standard does not change the measurement or accounting recognition for such plans. As required by SFAS No. 132, the Company has revised the disclosures included in its Pension Plans and Postretirement Benefits footnote.

          The Company also adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs related to developing or obtaining internal use software should be capitalized. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

          In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2001. The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, "Accounting Changes". The Company does not believe that the adoption of SAB No. 101 will have a material impact on the Company's financial position or results of operations.

          New accounting standards issued include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. SFAS No. 133 will become effective for the Company beginning in the first quarter of fiscal year 2001. The Company has not determined the effect of this new standard; however, due to the Company's limited use of derivatives, the impact is not expected to be material.


NOTE 3.   INVENTORIES:

          Inventories consisted of the following components as of December 31, 2000 and 1999:

                                          2000               1999
                                      -----------       -----------
          Raw materials               $   794,128       $   457,059
          Work-in-process               1,275,545         1,646,974
          Finished goods                3,234,230         1,994,667
          Obsolescence allowance         (122,655)         (208,348)
                                      -----------       -----------
                   Total              $ 5,181,248       $ 3,890,352
                                      ===========       ===========

NOTE 4.   PROPERTY AND EQUIPMENT:

          Property and equipment consisted of the following as of December 31, 2000 and 1999:

                                                                   2000               1999
                                                               ------------       ------------
          Furniture and fixtures                               $    272,038       $    271,730
          Equipment - research and development                      737,628            688,467
          Machinery and equipment                                 9,344,135          7,661,487
          Leasehold improvements                                  1,288,021            586,178
                                                               ------------       ------------
                                                                 11,641,822          9,207,862
          Less: accumulated depreciation and amortization        (4,257,143)        (3,768,533)
                                                               ------------       ------------
                                                               $  7,384,679       $  5,439,329
                                                               ============       ============

          Depreciation and amortization expense amounted to $863,534 and $958,089 in 2000 and 1999, respectively.


NOTE 5.   PATENT AND INTELLECTUAL PROPERTY:

          The Company has capitalized $876,751 of research and development expense through December 31, 2000, in furthering its patented toner and digital color printing systems technologies. The Company expects to begin amortizing patent and intellectual property assets when sales of the color toning system commence.


NOTE 6.   BORROWING ARRANGEMENTS:

          As a condition of its Bank's consent to the merger, on August 30, 2000, the Company entered into an amended and restated borrowing arrangement, granting to the bank a security interest in all of the Company's assets as security for the payment of the obligations owed the bank.

          The Company has a $1.5 million revolving line of credit with an outstanding balance as of December 31, 2000 of $899,000, which bears interest at the Bank's prime interest rate (9.5% as of December 31, 2000) less .25%. The revolving line of credit has a June 30, 2001 expiration date. Under the line of credit, the Company is permitted to borrow 85% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $1.1 million).

          The Bank has made available an additional line of credit of $500,000. The outstanding balance as of December 31, 2000 was $500,000. The additional line of credit has an expiration date of June 30, 2001, and bears an interest rate of the Bank's prime interest rate plus .5 percent.

          The Bank agreement contains various covenants which the Company is required to maintain; fixed charge and cash flow leverage ratios of not less than 1.20:1 and not greater than 4.00:1, respectively, a minimum tangible net worth of $4.1 million and a capital expenditure limit of $1.6 million. As of December 31, 2000, the Company was not in compliance with these covenants and has received a waiver from the bank as regards these requirements

          Long-term debt was comprised of the following as of December 31:

                                                                                            2000          1999
                                                                                         ----------    ----------
          Term note payable to a financial institution due in monthly installments of principal and interest of $848 through March
          2003; bears interest at 8.0%, collateralized by automobile with a
          net book value of $26,386                                                      $   20,810    $   28,927

          Term note payable to a financial institution due in monthly installments of principal and interest of $10,676 through
          November 2005; bears interest at 10.215%; collateralized by
          inventory, accounts receivable and equipment                                      500,000       101,636

          Term note payable to a financial institution in monthly
          installments of principal and interest of $27,205 through June
          2006 bears interest at 7.90%; collateralized by inventory,
          accounts receivable and equipment (see Note 7)                                  1,444,105     1,655,680

          Various equipment notes maturing in 2002                                           71,960          --

          Note payable to a related party due in October 2000; bears interest at 12% per annum; collateralized by all properties of
          the Company                                                                          --         162,000

          Note payable to a related party due in June 2001; bears interest
          at 12% per annum; collateralized by all properties of the Company                    --          90,000
                                                                                         ----------    ----------
                                                                                          2,036,875     2,038,243
          Less current maturities                                                           351,150       388,199
                                                                                         ----------    ----------
                                                                                         $1,685,725    $1,650,044
                                                                                         ==========    ==========

          The aggregate scheduled maturities of long-term debt for each of the next five years are as follows:

              2001                         $             351,150
              2002                                       359,034
              2003                                       357,651
              2004                                       389,375
              2005                                       424,312
              Thereafter                                 155,353
                                           ---------------------

                    Total                  $           2,036,875
                                           =====================

NOTE 7.   INDUSTRIAL DEVELOPMENT REVENUE BOND:

          On June 1, 1999, the Development Authority of Gwinnett County (the "Authority"), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and a Related Party. The 3.5% revenue bonds are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured by all the assets of the Company and by real property owned by the Related Party. The bonds along with the line of credit and term loan (see Note 6) are held by two related financial institutions.

          A loan agreement between the Authority and the Company and a Related Party allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to purchase and install certain manufacturing equipment, while $974,128 was used by the Related Party to pay down the mortgage on the real property leased to the Company. The Company and the Related Party are jointly obligated to repay any outstanding debt. Under the Joint Debtor Agreement of June 26, 2000, between the Company and the Related Party, each has agreed to be responsible to the other for their share of the bond obligations. The amount for which the Related Party is responsible to the Company is reflected in current and other assets of the Company. As of December 31, 2000, the bond principal outstanding was $4,100,000 and the portion due from the Related Party was $974,128.

          The aggregate maturities of bonds payable for each of the next five years are as follows:

                            Company      Related Party      Total
                          ----------     -------------    ----------
                2001      $  243,200      $   76,800      $  320,000
                2002         254,600          80,400         335,000
                2003         266,000          84,000         350,000
                2004         281,200          88,800         370,000
                2005         296,400          93,600         390,000
          Thereafter       1,774,600         560,400       2,335,000
                          ----------      ----------      ----------

          Total           $3,116,000      $  984,000      $4,100,000
                          ==========      ==========      ==========

NOTE 8.   STOCKHOLDERS' EQUITY:

     A.   COMMON STOCK:

          As discussed in Note 1, the Company issued an aggregate of 6,100,000 shares of its common stock to the stockholders of Logical and Image in exchange for their shares in Logical and Image in a merger transaction accounted for retroactively as a recapitalization. Simultaneously with this recapitalization, the Company effected a reverse stock split of one for 6.0779 shares of common stock. All share and per share amounts have been restated to reflect the stock split and recapitalization for all periods presented.

          See also Note 8c regarding additional sale of equity securities.

     B.   STOCK OPTION PLANS:

          After the Merger, the Company granted options to acquire 500,000 shares of the common stock of the Company to senior members of the Company's management at an exercise price of $2.00 per share. The options will vest over a two to four year period.

          Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, risk-free interest rate of 6.02%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .49, and a weighted-average expected life of the option of 3 years.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                2000
                                                             ----------
          Pro forma net loss                                 $(700,137)
          Pro forma loss per common share:
                   Basic                                        (.10)
                   Diluted                                      (.10)

          A summary of the Company's stock option activity, and related information for the year ended December 31 follows:

                                                                            2000
                                                                   ----------------------
                                                                                WEIGHTED-
                                                                                 AVERAGE
                                                                                EXERCISE
                                                                   OPTIONS        PRICE
                                                                   -------      ---------
          Outstanding at the beginning of the year                    --        $    --
          Granted                                                  500,000          2.00
          Exercised                                                   --             --
                                                                   -------
          Outstanding at the end of the year                       500,000          2.00
                                                                   =======

          Exercisable at the end of the year                       250,000      $   2.00
                                                                   =======

          Weighted-average fair value of options granted
           during the year                                         $  2.05
                                                                   =======

          The weighted-average remaining contractual life of these options is 3 years.

     C.   STOCK WARRANTS:

          As part of the Merger, the Company granted warrants (the "New Warrant") to purchase up to 100,000 shares of the common stock of the Company to professional advisors to the Merger. The New Warrant entitles the warrant holder to purchase, at any time and for a five-year period, a share of common stock of the Company for $2.00 per share. In addition, current stockholders at December 31, 2000, own 225,507 similar warrants (the "Old Warrant"). The Old Warrant entitles the warrant holder to purchase, at any time until September 15, 2001, a share of common stock of the Company for $2.70 per share. On August 29,2000, the Board of Directors approved a warrant exercise price of $2.00 per share on the Old Warrant, provided it is exercised by November 15, 2000. As of December 31, 2000, the Company had received $92,421 in proceeds from the exercise of warrants.

          The Company issued warrants to purchase shares of common stock of the Company to investors in a private placement approved by the Board of Directors on August 29, 2000. Each Unit in the private placement was priced at $2.00 and consisted of one common share of the Company's common stock and one warrant to purchase one share of common stock at an exercise price of $2.00. From October 22, 2000 to December 31, 2000, the Company issued and sold 444,750 Units for a total of $889,500. The warrants expire November 30, 2003. No underwriting discounts or commissions were paid to any person.

NOTE 8.   STOCKHOLDERS' EQUITY (CONTINUED):

     D.   RETAINED EARNINGS:

          The Company is limited in its ability to declare and pay dividends by the terms of certain debt agreements.

NOTE 9.   PENSION PLANS AND POSTRETIREMENT BENEFITS:

          The Company has adopted the Color Image, Inc. Profit Sharing Retirement Plan. Under this defined contribution plan, employees with one year or more of service who have worked at least 1,000 hours and have reached age 21 are eligible for participation. Participants may contribute between 1% and 15% of their compensation as basic contributions. The Company will match 50% of the first 3% deferred by any participant. Company contributions vest from 20% in the second year of service to 100% in the sixth year. For the years ended December 31, 2000 and 1999, the Company incurred expense of $19,261 and $19,510, respectively.

NOTE 10.  RELATED-PARTY TRANSACTIONS:

      A.  LEASE

          The Company leases certain facilities under a ten-year real property lease agreement from Kings Brother LLC. (the "Related Party" - see
          Note 7) which expires on April 30, 2009. The lease term provides for three phases as the Company increases its use of space. The Company is currently in its third and final phase which commenced on May 1, 2000 and will terminate upon expiration of the lease. The monthly rental cost throughout this phase aggregates approximately $35,000. See also
          Note 12.

      B.  PURCHASES

          The Company purchases copies and laser printer products from two entities in which a director has a beneficial ownership interest. Purchases for the 2000 and 1999 years aggregated approximately $1,083,000 and $902,000 respectively.

NOTE 11.  INCOME TAXES:

          The provision for income taxes is composed of the following

                                                2000                1999
                                             ---------           ----------
          Current:
               Federal                       $(231,372)          $(111,932)
               State                           (51,221)            (21,768)

          Deferred:
               Federal                          56,331            (210,440)
               State                            12,470             (51,660)
                                             ---------           ----------
                                             $(213,792)          $(395,800)
                                             ==========          ==========

          The components of the net deferred income tax asset as of December 31, 2000 and 1999, are as follows:

                                                                   2000            1999
                                                                ---------       ---------
          Deferred tax assets:
               Inventory                                        $  65,603       $  58,695
               Accounts receivable                                 35,980          23,748
               Accrued expenses                                    58,313          77,654
               Federal tax credits                                195,915         193,648
               Net operating loss carryforward                    537,600         256,000
                                                                ---------       ---------
                                                                  893,411         609,745
               Valuation allowance for deferred tax assets        (90,000)           --
                                                                ---------       ---------
                                                                  803,411         609,745
          Deferred tax liabilities:
               Fixed assets                                      (179,900)       (178,215)
                                                                ---------       ---------
                         Net deferred tax asset                 $ 623,511       $ 431,530
                                                                =========       =========

          At December 31, 2000, the Company has recorded a net deferred tax asset of $623,511, which is reflected in "Current Assets" and "Other Assets" in the consolidated balance sheet. Realization of the asset is dependent on generating sufficient taxable income in future periods. At this time management believes that it is more likely than not that a substantial portion of the deferred tax asset will be realized, and consequently, has established a valuation allowance of only $90,000 as of December 31, 2000.

          At December 31, 2000, the Company had net operating loss carryforwards
          (NOLs) of $730,000 for income tax purposes that expire in years beginning 2020.

          The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of accounting changes is:

                                                                     2000         1999
                                                                    ------       ------
          Tax at U.S. statutory rates                               (34.00)%     (34.00)%
          State income taxes net of federal tax benefit              (4.26)       (4.29)
          Other - net                                                 9.04         8.84
                                                                    ------       ------
                                                                    (29.22)%     (29.45)%
                                                                    ======       ======

NOTE 12. COMMITMENTS AND CONTINGENCIES:

     A.   LEASES:

          The Company currently leases approximately 180,000 square feet in Norcross, Georgia that serves as executive headquarters and houses manufacturing facilities, research and development and sales and marketing under a lease that expires April 2009. The lease includes three options to extend the term for five years each, and contains provisions for annual rent increases through each term. The Company also leases approximately 4,000 square feet in Santa Ana, California under a lease that expires in October 2001.

          Minimum lease commitments are as follows:
          2001                                       $   536,566
          2002                                           518,481
          2003                                           531,444
          2004                                           544,730
          2005                                           558,348
          Thereafter                                   1,914,280
                                                     -----------
          Total minimum lease payments               $ 4,603,849
                                                     ===========

          Rental expense aggregated $332,760 and $281,936 for 2000 and 1999, respectively.

     B.   EMPLOYMENT AGREEMENTS:

          On June 28, 2000, the Company entered into employment agreements with its Chief Executive Officer, Michael W. Brennan, President, Dr. Sueling Wang, Executive Vice President and Chief Financial Officer, Morris E. Van Asperen, and Vice President of Marketing and Sales Charles R. Allison. All four of the employment agreements have a 5 year term. The Company is obligated to pay Mr. Brennan and Dr. Wang annual salaries of $150,000 with a guaranteed increase of 5% per annum over the term of the agreements. The Company is obligated to pay Mr. Van Asperen an annual salary of $144,000 with a guaranteed increase of 5% over the term of his agreement. In addition to commissions earned under the Company's sales incentive program, the Company is obligated to pay Mr. Allison an annual salary of $89,250 with a guaranteed increase of 5% per annum over the term of his agreement. Each employee may terminate the agreement upon 6 months notice to the Company. The Company may terminate each employee upon 6 months notice by the Company; provided, however, that the Company is obligated to pay to the employee his annual base salary, commissions or bonuses earned, and benefits for a period of 12 months after the date of such notice.


NOTE 13.  SIGNIFICANT CUSTOMERS:

          For the year ended December 31, 2000, a reseller of imaging supplies accounted for 57% of net sales. The Company does not have a written or oral contract with this customer. All sales are made through purchase orders.

NOTE 14.  SIGNIFICANT SUPPLIERS:

          For the year ended December 31, 2000, the Company purchased 38% of its raw materials, components and supplies from one supplier in connection with sales to its largest customer. The Company also has an annually renewable Original Equipment Manufacturer ("OEM") purchase agreement under which it purchases, adds value and resells its technology to the web press market.

NOTE 15.  FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

          The Company believes that its operations are in a single industry segment and involve the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region are as follows:

                                                  2000              1999
                                               -----------      -----------
          Sales to Unaffiliated Customers
          United States                        $18,923,102      $ 8,665,351
          Europe                                 1,133,317        1,288,424
          All Other                              1,148,016        1,237,345
                                               -----------      -----------
          Total                                $21,204,435      $11,191,120

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table provides information with respect to the Company's directors and executive officers as of December 31, 2000:


Name                                Age              Position
----                                ---              --------

Michael W. Brennan                  58               Chief Executive Officer and
                                                     Chairman of the Board

Sueling Wang, PhD                   48               President, Chief Operating Officer
                                                     and Vice Chairman of the Board

Morris E. Van Asperen               57               Executive Vice President, Chief
                                                     Financial Officer and Director

Charles R. Allison                  68               Vice President, Sales and
                                                     Marketing, and Director

Edwin C. St. Amour                  59               Director

Robert L. Langsam                   55               Director

Jui-chi Jerry Wang                  44               Director

J.T. Lin, PhD                       52               Director

Michael W. Brennan, prior to becoming Chief Executive Officer of the Company was president of Logical Imaging Solutions, Inc. since 1996. He has spent over twenty years within the computer industry and participated in the founding of four companies that became publicly held corporations; three in the U.S. (Computer Automation, Datum and Interscience) and one on the London International Stock Exchange (Optim PLC). Academically, Mr. Brennan has B.S. degree in electrical engineering from the University of Southern California, an MBA from Pepperdine University, is a Fellow of the Institute of Directors (London, England) and an adjunct faculty member of the University of Phoenix. Mr. Brennan has developed many successful products within the computer industry and holds patents on processes that are widely used in high-speed printing.

Sueling Wang, PhD., since 1987, was the president and a founder of Color Image Inc., which was merged with and into the Company on December 31, 2000. He started his career in polymer chemistry through a work/study program while employed by a plastics manufacturer and at age 23, while finishing his bachelor's degree in polymer chemistry, he was running his own polymerization plant. Dr. Wang further pursued academics and received a MS degree from the University of Windsor, in Ontario, Canada and a PhD degree from the University of Detroit. Dr. Wang's expertise in resin synthesis brought him into the toner industry and led to the forming of Color Image, Inc. in 1987.

Morris E. Van Asperen, was a director of Logical Imaging Solutions, Inc. for a number of years before joining the Company in August 2000; and he was for a period of fourteen years, employed by the National Bank of California, ending his banking career as Executive Vice President, Chief Credit Officer and Credit Administrator. Prior to that, he was a financial and management consultant to manufacturers in several industries employing up to 1,000, and for seven years he was the Vice President & Chief Financial Officer of ATE Associates, Inc., a supplier of test fixtures and software for numerous military aircraft programs. Before this he was the Vice President, Western Region, of Hooper Information Systems, Inc., an international provider of business credit information and services. Mr. Van Asperen's academic background includes a B.S. in Mathematics from the University of Oklahoma and an MBA from Pepperdine University.

Charles R. Allison has held senior executive positions in the printing/imaging industry, including Vice President of Marketing and Sales with Color Image, Inc. since 1992. For ten years prior to that he was vice president at Synfax Manufacturing Company, an early developer of consumable products for EBI-based printing technologies. Additional imaging experience includes executive marketing and management positions with Minolta Corporation, Litton Business Systems and Royal McBee.

Edwin C. St. Amour is the President of American Computer Hardware Corporation ("ACHC") and has been in the computer industry for more than thirty years.
Mr. St. Amour entered the printing industry in the early sixties and began marketing forms and documents for Moore Business Forms, one of the world's largest manufacturers of processed paper products. Mr. St. Amour, as a trained systems analyst, recognized the uniqueness of EBI technology, began developing and marketing EBI related products in the mid-80's, and founded Logical Imaging Solutions, Inc. in 1993 to develop EBI compatible hardware and software products and adapt this technology to produce plug-and-play products for forms manufacturers.

Robert L. Langsam is the President of Diversified Financial Management ("DFM"), a financial planning services organization that he founded in 1980. Prior to founding DFM, he was Assistant Corporate Controller for MCI Communications, beginning with founder William McGowan, and was responsible for all accounting systems as well as extensive involvement in marketing of products and executive compensation, in a period that witnessed revenue growth from $8 million to $750 million. Before MCI Communications, Mr. Langsam was CFO of the copier products division of SCM, an early competitor of Xerox. Academically, Mr. Langsam holds a B.S. degree in Marketing/Accounting from Pace University and double MBA's in Finance and Taxation, awarded from Adelphi and St. John's Universities.

Jui-Chi Jerry Wang is President of General Plastic Industrial Co. ("GPI"), a Taiwan-based plastics manufacturer specializing in injection moldings and more particularly toner cartridges and accessories for copiers and laser printers. Prior to his appointment as President of GPI, Mr. Wang served in a variety of executive positions, including marketing and manufacturing. Academically, Mr. Wang was awarded a Master's Degree in Computer Science from the University of Southern California.

Dr. J.T. Lin is the founder, Chairman, President and Chief Executive Officer of SurgiLight, Inc. and prior was the co-founder and served as Chairman, President and Chief Executive Officer of LaserSight, Inc. (publicly traded on NASDAQ). Dr. Lin was the inventor of the world's most compact refractive exceimer laser and the pioneer of the scanning laser (U.S. Patent) which has been employed by more than 400 hospitals worldwide. Dr. Lin has more than 25 years experience in laser technologies and ten years experience in marketing in Asia and Latin America. Dr. Lin obtained a PhD in Chemical Physics from the University of Rochester, NY in 1981, holds 3 U.S. Patents and has authored more than 70 scientific papers.

Compliance with Section 16(a) of the Act.

The members of the Board of Directors, certain executive officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act which require them to file reports with respect to their ownership of common stock and their transactions in common stock. Based upon the copies of Section 16(a) reports that the Company received from such persons for their 2000 fiscal year transactions in the common stock and their common stock holdings, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent stockholders.

Item 10. Executive Compensation.

The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the three other most highly compensated executive officers who were serving as such as of December 31, 2000 (collectively, the "Named Executive Officers"), whose aggregate compensation, with one exception, for fiscal year 2000 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for that fiscal year.

                           Summary Compensation Table


     ------------------------------------------------------------------------------------------------------------
                                                                      Long-Term
                                                                    Compensation
                            Annual Compensation                         Awards                        Shares of
                            ------------------                          ------                      Common Stock
                                                                                Other                Underlying
             Name                   Year      Salary          Bonus          Compensation             Options
     ------------------------------------------------------------------------------------------------------------
     Michael W. Brennan             2000     $ 146,485         n/a              $ 25,591                None
     Dr. Sueling Wang               2000     $ 149,159         n/a              $ 18,887               200,000
     Morris Van Asperen             2000     $  54,294         n/a                 n/a                 200,000
     Charles R. Allison             2000     $ 101,996         n/a              $ 25,902                50,000
     ------------------------------------------------------------------------------------------------------------

                        Option Grants in Last Fiscal Year

----------------------------------------------------------------------------------------------------------------
                                   Number of       Percent of
                                   Securities      Total Options
                                   Underlying      Granted to                     Market
                                   Options         Employees in    Exercise or    Price on      Expiration Date
Name                               Granted         Fiscal Year     Base Price     Grant Date
----------------------------------------------------------------------------------------------------------------
                                    100,000                                                     6/28/05
                                     50,000                                                     6/28/06
                                     50,000                                                     6/28/07
                                     ------
Sueling Wang                        200,000             40%           $ 2.00         $ 4.18
-----------------------------------------------------------------------------------------------------------------
                                    100,000                                                     6/28/05
                                     25,000                                                     6/28/06
                                     25,000                                                     6/28/07
                                     25,000                                                     6/28/08
                                     25,000                                                     6/28/09
                                     ------
Morris E. Van Asperen               200,000             40%           $ 2.00         $ 4.18
-----------------------------------------------------------------------------------------------------------------
                                     25,000                                                     6/28/05
                                     12,500                                                     6/28/06
                                     12,500                                                     6/28/07
                                     ------
Charles R. Allison                   50,000             10%            $2.00         $ 4.18
-----------------------------------------------------------------------------------------------------------------

                       Aggregated Option Exercises in Last
                    Fiscal Year and Year End Option Holdings


-----------------------------------------------------------------------------------------------------------------------
                                                             Number of Securities             Value of Unexercised
                                                            Underlying Unexercised                In-The-Money
                                                                    Options                          Options
-----------------------------------------------------------------------------------------------------------------------
                            Shares
                            Acquired on   Value
 Name                       Exercise      Realized       Exercisable    Unexercisable     Exercisable    Unexercisable
-----------------------------------------------------------------------------------------------------------------------
Sueling Wang                    N/A            N/A          100,000         100,000          68,750          68,750
-----------------------------------------------------------------------------------------------------------------------
Morris E. Van Asperen           N/A            N/A          100,000         100,000          68,750          68,750
-----------------------------------------------------------------------------------------------------------------------
Charles R. Allison              N/A            N/A           25,000          25,000          17,188          17,188
-----------------------------------------------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of December 31, 2000 with respect to beneficial ownership of the outstanding shares of common stock of the Registrant by the Registrant's directors, executive officers and each person known by the Registrant to own in excess of 5% of the outstanding shares of common stock of the Registrant, and the directors and executive officers as a group. Unless otherwise specified, each person below has personal and sole beneficial ownership of the shares of common stock:


Name of Beneficial Owner              No. of Shares       Percentage of Ownership (1)
------------------------              -------------       ---------------------------
Michael W. Brennan                     924,215                      12.3%
Sueling Wang                           904,500(2)                   11.5%
Morris E. Van Asperen                  210,906(3)                    2.8%
Charles R. Allison                      25,000(4)                    0.3%
Edwin St. Amour                        979,668(5)                   13.1%
Robert L. Langsam                      138,662(6)                    1.8%
Joseph P. Donnolo                      472,443                       6.3%
Jui-Chi J. Wang                        160,615(7)                    2.1%

Executive Officers and Directors
as a Group (8 persons)                 3,343,566(8)                 41.2% (8)
                                       ------------                 ---------

     (1) Percentage of ownership is calculated as required by Commission Rule 13d-3(d)(1). The table above includes the number of shares underlying options and warrants which are exercisable within 60 days after the date of this annual report.

     (2) Includes: (a) 60,000 shares owned by Sueling Wang's four children, (b) 96,000 shares and warrants to purchase 50,000 shares owned by Yik-Li Sih, Sueling Wang's wife, in which Sueling Wang may be deemed to have pecuniary interest. Sueling Wang disclaims beneficial ownership of such 156,000 shares and warrants to purchase 50,000 shares. Also includes options to purchase 100,000 shares of common stock and warrants exercisable into 250,000 shares.

     (3) Includes options to purchase 100,000 shares of common stock.

     (4) Includes options to purchase 25,000 shares of common stock.

     (5) Edwin St. Amour holds 979,668 shares as co-trustee (Mr. St. Amour's wife Annette is the other co-trustee) of the St. Amour Revocable Trust.

     (6) Includes warrants exercisable into 55,453 shares.

     (7) Includes warrants exercisable into 50,000 shares.

     (8) Includes all exercisable warrants and options beneficially owned by the directors and executive officers.

Item 12. Certain Relationships and Related Transactions.

     The Company has in the past and may in the future enter into certain transactions with affiliates of the Company. It is anticipated that such transactions will be entered into at a fair market value for the transaction.

     Prior to the merger of June 28, 2000, while operating as Advatex Associates, Inc. the Company had an accounts receivable affiliate of $161,019, which were collected.

     Directors Sueling Wang and Jui-Chi Wang own beneficial interest of 37.2% and 12.6% in Kings Brothers, LLC, the company from which the Company leases its Norcross, GA plant. For the year ending December 31, 2000, the Company's lease payments for the Norcross plant were $264,072. The lease was made April 1, 1999 and expires April 2009.

     The Company also had a short-term unsecured loan, due July 26, 2000, evidenced in writing from Kings Brothers LLC of $240,000 with interest at 8%, paying $5,576 of interest for the year. As of December 31, 2000 all amounts outstanding under the loan have been repaid.

     On June 1, 1999, the Development Authority of Gwinnett County issued $4,100,000 of industrial development revenue bonds on behalf of the Company and Kings Brothers LLC. The 3.5% revenue bonds are payable in varying annual principal and monthly interest payments through July 2019. The bonds are collateralized by all of the assets of the Company. The majority of the proceeds (75.24%) from the bond issue were used by the Company to purchase certain manufacturing equipment. The remaining proceeds (24.76%) were used by Kings Brothers LLC to pay down the mortgage for certain land and building being leased to the Company. The proceeds used by Kings Brothers LLC has been recorded as a receivable in the Company's financial statements. The company and Kings Brothers LLC have entered into a Joint Debtor Agreement concerning their respective rights, duties and obligations to one another with respect to their obligations in connection with the bonds. The Company and Kings Brothers LLC, collectively, are obligated to repay any outstanding debt.

     Director Jui-Chi Wang is an owner and President of General Plastic Industrial Co., LTD, ("GPI") a Taiwanese manufacturer of injection molded cartridges and accessories for copiers and laser printers. GPI also owned and operated GPI-USA, Inc. ("GPI-USA") a wholly-owned United States distributor of GPI's products. The Company purchased from GPI and GPI-USA $690,558 and $392,775 respectively of copier and laser printer products.

     Sueling Wang and Jui-Chi J. Wang have a beneficial ownership interest of 7.28% and 2.47% respectively in AccuRec, LLC, a distributor of digital versatile disks. From time to time during the year ending December 31, 2000 the Company had short-term unsecured loans evidenced in writing and due on demand from AccuRec LLC aggregating $ 1,850,000 and a maximum outstanding at any one time of $500,000 at 8%, paying $7,244 in interest during 2000. As of December 31, 2000 all amounts outstanding under such loans have been repaid.

     Director Sueling Wang, as trustee for two of his children, made loans due in two years in writing during the last two years to the Company aggregating $252,000 at 12%. During the year ending December 31, 2000, the Company paid $16,604 in interest on the loans. As of December 31, 2000, all amounts outstanding under such loans have been repaid.

     Management believes that all of the foregoing arrangements are upon terms no less favorable to the Company than those, which could be obtained from unrelated third parties.

Item 13. Exhibits and Reports on Form 8-K.


     Exhibits.

     Exhibit Number           Description
      3.1                     Certificate of Incorporation, as amended.
     21.1                     Subsidiaries of the registrant.

     Reports on Form 8-K.

        Not applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Color Imaging, Inc.

Date: March 28, 2001                 /s/ Michael W. Brennan
                                     ------------------
                                     Michael W. Brennan, Chairman and
                                     Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2001                /s/ Morris E. Van Asperen
                                    ----------------------
                                     Morris E. Van Asperen, Chief Financial
                                     Officer and Director

Date: March 28, 2001                 /s/ Dr. Sueling Wang
                                     ----------------
                                      Dr. Sueling Wang, Vice-Chairman,
                                      President and Chief Operating Officer

Date: March 28, 2001                 /s/ Charles R. Allison
                                     ------------------
                                     Charles R. Allison, Director

Date: March 28, 2001                 /s/ Robert L. Langsam
                                     -----------------
                                     Robert L. Langsam, Director