Form 10QSB
period 2001-03-31
COLOR IMAGING INC
filed 2001-05-11
CIK 820906

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      MARCH 31, 2001
                                        ------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------   ----------------


                         Commission File Number: 0-18450

               ---------------------------------------------------

                               COLOR IMAGING, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   13-3453420
  ------------------------------            ----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

4350 PEACHTREE INDUSTRIAL BOULEVARD, SUITE 100
NORCROSS, GEORGIA                                        30071
-----------------------------------------------        ---------
(Address of principal executive offices)               (Zip code)


                                 (770) 840-1090
                              ---------------------
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2001, there were 7,596,400 shares of Common Stock outstanding.

                               COLOR IMAGING, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX


PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets at March 31, 2001 (Unaudited)
 and December 31, 2000 (Audited) .........................................3

Consolidated Condensed Statements of Operations (Unaudited)
 for the Three Months ended March 31, 2001 and 2000 ......................4

Consolidated Condensed Statements of Cash Flows (Unaudited)
 for the Three Months ended March 31, 2001 and 2000 ......................5

Notes to Unaudited Consolidated Condensed Financial Statements ...........6

Item 2. Management's Discussion and Analysis or Plan of Operation ........7

PART II: OTHER INFORMATION

Item 1. Legal Proceedings................................................13

Item 2. Changes in Securities............................................14

Item 6. Exhibits and Reports on Form 8-K.................................14

Signatures...............................................................15

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS

                       COLOR IMAGING, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                               THREE MONTHS ENDED         YEAR ENDED
                         ASSETS                                                      31-Mar-01            31-Dec-00
                                                                                   (Unaudited)            (Audited)
                                                                                  ------------           ------------
CURRENT ASSETS
    Cash                                                                          $    168,509           $    339,348
    Accounts receivable, net                                                         3,345,063              3,562,121
    Inventory                                                                        5,612,928              5,181,248
    Refundable income taxes                                                             19,995                 19,995
    Deferred income taxes                                                              172,200                159,426
    Due from related party                                                              76,716                100,832
    Prepaid expenses and other current assets                                          310,833                381,146
                                                                                  ------------           ------------
          TOTAL CURRENT ASSETS                                                       9,706,244              9,744,116
                                                                                  ------------           ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                  7,203,701              7,384,679
                                                                                  ------------           ------------
OTHER ASSETS
    Patent/intellectual property                                                     1,014,404                876,751
    Deferred income taxes                                                              490,211                464,085
    Related party portion of IDR bond                                                  897,412                873,296
    Other assets                                                                       373,650                269,626
                                                                                  ------------           ------------
          TOTAL OTHER ASSETS                                                         2,775,677              2,483,758
                                                                                  ------------           ------------
                                                                                  $ 19,685,622           $ 19,612,553
                                                                                  ============           ============
           LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Revolving credit lines                                                        $  1,217,000           $  1,399,000
    Accounts payable                                                                 6,884,513              6,640,402
    Current portion of notes payable                                                   349,830                351,150
    Current portion of bonds payable                                                   320,000                320,000
    Other current liabilities                                                          400,735                400,276
                                                                                  ------------           ------------
           TOTAL CURRENT LIABILITIES                                                 9,172,078              9,110,828
                                                                                  ------------           ------------
LONG TERM LIABILITIES
    Notes payable                                                                    1,611,993              1,685,725
    Bonds payable                                                                    3,780,000              3,780,000
                                                                                  ------------           ------------
          LONG TERM LIABILITIES                                                      5,391,993              5,465,725
                                                                                  ------------           ------------
           TOTAL LIABILITIES                                                        14,564,071             14,576,553
                                                                                  ------------           ------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock, $.01 par value, authorized 20,000,000 shares; 7,574,219 and
     7,490,948 shares issued and outstanding on March 31, 2001 and
     December 31, 2000, respectively                                                    75,742                 74,909
   Additional paid-in capital                                                        7,151,714              6,986,003
   Accumulated deficit                                                              (2,105,905)            (2,024,912)
                                                                                  ------------           ------------
          TOTAL STOCKHOLDERS' EQUITY                                                 5,121,551              5,036,000
                                                                                  ------------           ------------
                                                                                  $ 19,685,622           $ 19,612,553
                                                                                  ============           ============



       See Notes to Unaudited Consolidated Condensed Financial Statements

                       COLOR IMAGING, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31
                                   (UNAUDITED)

                                                        2001            2000
                                                    -----------       -----------
SALES                                               $ 5,528,316       $ 3,728,372

COST OF SALES                                         4,625,966         2,849,070
                                                    -----------       -----------
GROSS PROFIT                                            902,350           879,302
                                                    -----------       -----------
OPERATING EXPENSES:
    Administrative                                      456,181           280,878
    Research & development                              216,909           169,621
    Sales & marketing                                   225,681           256,187
                                                    -----------       -----------
                                                        898,771           706,686
                                                    -----------       -----------
INCOME FROM OPERATIONS                                    3,579           172,616
                                                    -----------       -----------
OTHER INCOME (EXPENSE):
    Interest and other income                             7,831           225,637
    Interest and financing costs                       (120,574)         (116,400)
    Non-recurring moving expenses                        (9,719)         (208,412)
                                                    -----------       -----------
                                                       (122,462)          (99,175)
                                                    -----------       -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        (118,883)           73,441

PROVISION (BENEFIT) FOR INCOME TAXES                    (37,890)           25,000
                                                    -----------       -----------
NET INCOME/(LOSS)                                   $   (80,993)      $    48,441
                                                    ===========       ===========

INCOME (LOSS) PER COMMON SHARE:
     Basic                                          $      (.01)      $       .01
     Diluted                                        $      (.01)      $       .01


       See Notes to Unaudited Consolidated Condensed Financial Statements

                       COLOR IMAGING, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31
                                   (UNAUDITED)

                                                             2001              2000
                                                         -----------       -----------
Cash flows from operating activities:
  Net income (loss)                                      $   (80,993)      $    48,441
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                          263,841           240,941
      Deferred income taxes                                  (38,900)          (94,089)

  Decrease (increase) in:
        Accounts and other receivables                       217,058          (299,309)
        Inventories                                         (431,680)       (2,211,260)
        Prepaid expenses and other assets                     94,429           140,535
  Increase (decrease) in:
        Accounts payable and accrued liabilities             244,570         2,428,783
                                                         -----------       -----------
        Net cash provided by
             operating activities                            268,325           254,042
                                                         -----------       -----------
Cash flows from investing activities:
     Capital expenditures                                    (82,863)         (532,156)
     Other assets                                           (128,140)                0
     Patents and intellectual properties                    (137,653)          (86,079)
                                                         -----------       -----------
        Net cash (used in)
             investing activities                           (348,656)         (618,235)
                                                         -----------       -----------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit            (182,000)          199,686
  Proceeds from issuance of bonds or long-term debt                0             7,930
  Proceeds from sale of stock                                166,544                 0
  Principal payments of long-term debt                       (75,052)                0
                                                         -----------       -----------
        Net cash provided by (used in)
             financing activities                            (90,508)          207,616
                                                         -----------       -----------
             Net (decrease) in cash                         (170,839)         (156,577)
Cash at beginning of year                                    339,348         1,096,512
                                                         -----------       -----------
Cash at end of period                                    $   168,509       $   939,935
                                                         ===========       ===========


       See Notes to Unaudited Consolidated Condensed Financial Statements

                       COLOR IMAGING, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE 2. STOCK OPTIONS

On March 21, 2001, the Company granted options to acquire 535,000 shares of the common stock of the Company to management and key employees of the Company. The options vest over a three year period and expire, with respect to that portion vested, 5 years from the date of vesting. Additionally the Company granted options to acquire 125,000 shares of the common stock to non-employee directors effective as of the date of their becoming a member of the Board of Directors. The options vest in 5 equal annual increments from the effective date and expire, with respect to that portion that has vested, 3 years from date of vesting. The option price is $2.75 per share. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

NOTE 3. INVENTORIES

Inventories consisted of the following components as of March 31, 2001 and December 31, 2000:

                                   March 31, 2001    December 31, 2000
                                   --------------    -----------------
        Raw materials               $ 1,254,528       $   794,128
        Work-in-process               1,072,095         1,275,545
        Finished goods                3,408,960         3,234,230
        Obsolescence allowance         (122,655)         (122,655)
                                    -----------       -----------
           Total                    $ 5,612,928       $ 5,181,248
                                    ===========       ===========

NOTE 4. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $1.5 million revolving line of credit with an outstanding balance as of March 31, 2001 of $717,000, which bears interest at the Bank's prime interest rate less 0.25%. The revolving line of credit has a June 30, 2001 expiration date. Under the line of credit, the Company is permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million).

The Bank has made available an additional line of credit of $500,000. The outstanding balance as of March 31, 2001 was $500,000. The additional line of credit has an expiration date of June 30, 2001, and bears an interest rate of the Bank's prime interest rate plus 0.5% (8.5% at March 31, 2001).

The Bank agreement contains various covenants which the Company is required to maintain; fixed charge, cash flow leverage and debt to tangible net worth ratios of not less than 1.20:1, not greater than 4.00:1 and 3.50:1, respectively, and a minimum tangible net worth of $4.1 million. As of March 31, 2001, the Company was not in compliance with these covenants and has received a waiver from the bank as regards these requirements for the period ended March 31, 2001.

NOTE 5. SIGNIFICANT CUSTOMERS

In the three month period ended March 31, 2001, a reseller of imaging supplies accounted for 52% of net sales. The Company does not have a written or oral contract with this customer. All sales are made through purchase orders.

NOTE 6. SIGNIFICANT SUPPLIERS

In the three months ended March 31, 2001, the Company purchased 62% of its raw materials, components and supplies from one supplier in connection with sales to its largest customer. The Company also has an annually renewable Original Equipment Manufacturer ("OEM") purchase agreement under which it purchases, adds value and resells some of its technology to the web press market. The Company intends to design and manufacture the products it now obtains under this OEM purchase agreement. However, should this OEM purchase agreement not be renewed before the Company has completed this product development, the Company's ability to manufacture and deliver these products to its web press customers could be severely limited.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

BACKGROUND

    Color Imaging, Inc. (the "Company" or "Color"), OTCBB: CIMG, develops and manufactures products used in electronic printing, analog and digital copiers and high-speed digital variable data printing in real-time directly on web presses. Products include formulations for black text and specialty toners, including color and magnetic ink characters which are used on checks and other financial documents, photoreceptors and imaging drums. The Company's subsidiary, Logical Imaging Solutions, Inc. ("Logical") provides the commercial printer with a complete printing system that, when installed directly on an offset printing press, expands printing capabilities to include any variable data together with bar codes, MICR, and unlimited alphanumeric sequencing. These functions for the web press address the needs of commercial printers that require digital processing and printing of variable data at extremely high speeds.


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

     Color is continually expanding its product line and manufacturing capabilities. This expansion has led to the creation of more than 130 different toner formulations, including aftermarket toners and imaging products for printers manufactured by Brother(TM), Canon(TM), Delphax(TM), Hewlett Packard(TM), IBM(TM), Lexmark(TM), Oce'(TM), Sharp(TM), Xerox(TM) and printing systems developed by Logical. Product enhancements offered also include imaging supplies that enable standard laser printers to print MICR characters. Color's production, product development and support activities are conducted from a 180,000 square foot facility located in a suburb of Atlanta, Georgia. Products are marketed directly as branded products to Original Equipment Manufacturers ("OEMs") and as aftermarket products to end-users of laser printers supplied through a worldwide network of distributors.

LOGICAL

     Logical's development efforts, since it's founding in 1993, have focused on creating a revolutionary high-speed digital variable data printing process, including software, hardware and consumable products for commercial offset printing applications. Logical designs, manufactures and delivers a complete printing system that when installed directly on an offset printing press expands printing capabilities to include any variable data together with bar codes, MICR and unlimited alphanumeric sequencing. These functions address the needs of commercial printers that require digital processing and printing of variable data at extremely high speeds. Logical's expansion plans include color printing capabilities and the ability to print simultaneously on multiple print engines. Further ambitions are to offer similar digital, high-speed color printing solutions for data processing applications.

     Logical's product line includes software, hardware and consumable products. The Company's printers' operating software, CREATE!, allows the commercial printer to create any type of document, tag, ticket or label and control the printing process on the press. CREATE! accomplishes all imaging functions in a WindowsNT(TM) environment, enabling the user to create, edit, store, distribute, proof and download documents in any industry-standard format. Logical's companion hardware product is a proprietary Printer Control Unit ("PCU"), incorporating the latest microprocessor technology, providing digital imaging and the simultaneous control of multiple print engines. Logical's SOLUTION series of variable data printing systems integrate CREATE! and the PCU in real-time digital printing technology, featuring a non-impact, Electron Beam Imaging ("EBI") printing process with imaging rates exceeding 1,000 pages-per-minute. Other products include a full line of consumable products; black text and MICR toners, print cartridges and toner fusing assemblies. Logical's strategy is to continually build a base of printer systems that will generate a recurring demand for these high margin consumable products.

     Logical intends to expand its product line during 2001 by offering the SOLUTION Series of printing systems with the ability to print variable data in color at speeds exceeding 250 feet-per-minute, as an alternative product for offset high-speed printing applications. In addition, Logical's color system, the DIGITALCOLORPRESS ("DCP") will be offered to production printing sites worldwide and as an upgrade alternative to the hundreds of current users of Delphax Printing System's EBI technology.

OVERVIEW

Sales, for the three months ended March 31, 2001, were primarily generated from the sale of Color's black text, color and MICR toners and related consumable products, including toner cartridges and the re-filling of certain toner cartridges. In the three month period ended March 31, 2001, a reseller of imaging supplies accounted for 52% of net sales. The Company believes that this concentration of sales to a single customer will be significantly reduced during 2001.

RECENT DEVELOPMENTS

The Company introduced several aftermarket black text toners for Xerox(TM), Lexmark(TM) and Ricoh(TM) printers at the end of the quarter as well as color toners and recharging kits for the HP4500(TM) color printer. These products generated over $150,000 of sales through April 2001.

In April 2001, the Company introduced aftermarket MICR toners for HP(TM), IBM(TM) and Samsung(TM) printers and is in beta test of additional aftermarket toners for two Ricoh(TM) digital copiers and an Oce'(TM) wide format printer. Management believes that collectively these recently introduced products will result in sales of more than $2 million over the next twelve months.

The Company is a party to negotiations, and incurring financial obligations in connection therewith, to acquire a manufacturing business. The parties have not reached a final agreement and the Company cannot make any assurances that a definitive agreement will be reached or reduced to writing.

RESULTS OF OPERATIONS

The following table sets forth certain information derived from the Company's unaudited consolidated statements of operations:


                                           THREE MONTHS ENDED
                                                MARCH 31,
                                          2001              2000
                                          ----              ----
                                        (PERCENTAGE OF NET SALES)

Net sales                                 100               100
Cost of goods sold                         84                76
Gross profit                               16                24
Administrative expense                      8                 8
Research and development                    4                 5
Sales and Marketing                         4                 7
Operating income                            0                 5
Interest expense                            2                 3
Depreciation and amortization               5                 6
Income before taxes                        -2                 2
Provision for taxes (Benefit)              -1                 1

Net Income (Loss)                          -1                 1



THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES. The Company's net sales were over $5.5 million for the three months ended March 31, 2001, or an increase of 48% compared to $3.7 million for the three month period ended March 31, 2000, with $5.4 million of net sales attributable to imaging products manufactured by Color, inclusive of $2.9 million of product sold to Color's largest customer.

COST OF GOODS SOLD. Cost of goods sold increased by $1.8 million or 62% to $4.6 million in the three months ended March 31, 2001 from $2.8 million in the three months ended March 31, 2000. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 84% in the first quarter of 2001 from 76% in the first quarter of 2000. This increase was due to the sale of $2.9 million of imaging products to the Company's largest customer at a reduced profit margin.

GROSS PROFIT. As a result of the above factors, gross profit increased to $902,000 in the three months ended March 31, 2001 from $879,000 in the three months ended March 31, 2000. Gross profit as a percentage of net sales, however, decreased to

16% in the first quarter of 2001 from 24% in the first quarter of 2000. As stated above, this decrease was largely due to the sale of a significant amount of copier products to a single customer at a reduced profit margin.

GENERAL AND ADMINISTRATIVE, SELLING, AND R&D EXPENSES. General and administrative, selling and R&D expenses increased $192,000 or 27% to $899,000 in the three months ended March 31, 2001 from $707,000 in the three months ended March 31, 2000. General and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 16% in the first quarter of 2001 from 19% in the first quarter of 2000 due primarily to the 48% increase in sales. R&D expenses increased by $47,000 or 28% to $217,000 in the three months ended March 31, 2001 from $170,000 in the three months ended March 31, 2000. Research and development expenses as a percentage of net sales decreased to 4% in the first quarter of 2001, from 5% in the first quarter of 2000, reflecting the higher sales level.

OPERATING INCOME. As a result of the above factors the operating income decreased by $169,000, to a profit of $4,000 in the three months ended March 31, 2001 from a profit of $173,000 in the three months ended March 31, 2000.

INTEREST AND FINANCE EXPENSE. Interest expense increased $4,000 in the three months ended March 31, 2001 from $116,000 in the three months ended March 31, 2000.

OTHER INCOME. Other income decreased by $218,000 in the three months ended March 31, 2001 from $226,000 in the three months ended March 31, 2000. This decrease was primarily the result of a the Company's selling a technology license in the first quarter of 2000.

INCOME TAXES. As the result of the Company's loss in the current year, income tax credits increased to $38,000 in the three months ended March 31, 2001 from a tax provision of $25,000 for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company's working capital was approximately $534,000 and its current ratio was 1.1 to 1. At December 31, 2000, working capital was approximately $633,000 and its current ratio was 1.1 to 1.

Cash flows provided by operating activities were $268,000 in the three months ended March 31, 2001, compared to $254,000 provided by operating activities in the three months ended March 31, 2000. The cash flows provided by operating activities in the three months ended March 31, 2001 were slightly higher than in the three months ended March 31, 2000 due primarily to increases in inventories in 2000. The increase in inventories resulted primarily from increased purchasing levels to meet the production requirements of the Company's largest customer.

Cash flows used in investing activities were $349,000 and $618,000 in the three months ended March 31, 2001 and 2000, respectively. This includes $138,000 and $86,000, respectively, invested in furthering the Company's patented toner and digital color printing systems technologies.

The Company has a $1.5 million revolving line of credit with an outstanding balance as of March 31, 2001 of $717,000, bearing interest at the bank's prime interest rate less .25%. The revolving line of credit has a June 30, 2001 expiration date. Under the line of credit, the Company is permitted to borrow up to 85% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $1.1 million).

The Bank has made available an additional line of credit of $500,000. The outstanding balance under this additional line as of March 31, 2001 was $500,000. The additional line of credit has an expiration date of June 30, 2001, and bears an interest rate of the Bank's prime interest rate plus .5%. The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the lines of credit.

The Bank agreement contains various covenants which the Company is required to maintain; fixed charge, cash flow leverage and debt to tangible net worth ratios of not less than 1.20:1, not greater than 4.00:1 and 3.50:1, respectively, and a minimum tangible net worth of $4.1 million. As of March 31, 2001, the Company was not in compliance with these covenants and has received a waiver from the bank as regards these requirements for the period ended March 31, 2001.

Cash flows used in or provided by financing activities for the three months ended March 31, 2001 and 2000 were $91,000 used in and $208,000 provided by financing activities respectively, and resulted primarily from payments under the Company's various credit facilities and proceeds from the sale of the Company's common stock.

To the extent that the funds generated from operating activities and availability under credit facilities are insufficient to finance the operating activities of the Company, the Company would need to raise additional funds through public or private financing. There can be no assurance that additional financing will be available on favorable terms, or at all. On March 21, 2001, the Board of Directors authorized increasing the amount of the previously authorized private placement by $1 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

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

     Unproven Business Model. The Company's business model involving its high-speed color printer, is new and its ability to generate profits therefrom is unproven. The Company cannot assure that its strategy will be successful. Nevertheless, the success of the Company's high speed color printer is dependent on market acceptance of the Company's technology.

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

     Dependence on a Limited Number of Customers. In the three months ended March 31, 2001, a reseller of imaging supplies accounted for 52% of the Company's net sales. The Company does not have a written or oral contract with this customer and all sales are made through purchase orders. The loss of this customer could have a substantial and material adverse affect on the Company. The Company has in the past, and might in the future, lose one or more of its major customers. If the Company fails to continue to sell to its major customers in the quantities anticipated, or if any major customer terminates its relationship with the Company, the Company's reputation, the perception of the Company's products and technology in the marketplace and the growth of the business might be harmed.

     Dependence on Suppliers. The Company is responsible for procuring raw materials for its products. The Company's products incorporate technologies that are available from limited sources of supply. For the three months March 31, 2001, the Company purchased 62% of its raw materials, components and supplies from one supplier. If the Company is unable to obtain its raw materials and components from this one supplier, product shipments could be prevented or delayed, which could result in a loss in sales. If the Company is unable to meet existing orders or to enter into new orders because of a shortage of raw materials and components, the Company will likely lose revenues and risk losing customers and harming its reputation in the marketplace.

      Planned Growth through Acquisition. Management expects to grow the business of the Company through, among other things, acquisitions. The acquisition strategy is focused on businesses or technologies that management believes complement or expand the Company's existing business. Acquisitions of this type involve a number of risks, including the possibility that the operations of the acquired company will be unprofitable or that management attention will be diverted from the day-to-day operation of the Company's business. An unsuccessful acquisition could reduce the Company's margins or otherwise harm the Company's financial condition, including impairing its liquidity and resulting in its being in non-compliance with financial institution covenants. Any acquisition could result in a dilutive issuance of equity securities, the incurrence of debt and the loss of key employees. In addition, certain benefits of the acquisitions may be dependent on the Company taking certain actions which will result in one-time or recurring charges or expenses (including goodwill amortization) which, depending on the action taken, may be material. The Company cannot make any assurances that any acquisitions will be successfully completed or that, if one or more acquisitions are completed, the acquired businesses, client lists, products or technologies will generate sufficient revenue to offset the associated costs of other acquisitions or other adverse effects.

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

ITEM 2 -CHANGES IN SECURITIES

        From January 1, 2001 to March 31, 2001, previously issued warrants were exercised at a price of $2.00 per share for an aggregate of $66,542. The warrant exercise resulted in the issuance of 33,271 shares of common stock. The share issuance upon warrant exercise was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) thereof.

        From January 1, 2001 to March 31, 2001, the Company issued 50,000 Units at a price of $2.00 per unit for an aggregate of $100,000. Each Unit consisted of one share of common stock and one warrant to purchase once share of common stock at a price of $2.00. No general forms of advertising were used in connection with this issuance of the Units. No underwriters were used in connection with the issuance of the Units and no commissions were paid to any person. The sale and issuance of Units was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

11  Computation of Earnings Per Common Share

(b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           COLOR IMAGING, INC.


                                           /s/ MICHAEL W. BRENNAN
                                           ------------------------------------
May 9, 2001                                Michael W. Brennan
                                           Chairman and Chief Executive Officer


                                           /s/ MORRIS E. VAN ASPEREN
                                           ------------------------------------
                                           Morris E. Van Asperen
                                           Executive Vice President and
                                           Chief Financial Officer