Form 10QSB/A
period 2001-03-31
COLOR IMAGING INC
filed 2001-07-31
CIK 820906

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                 FORM 10-QSB/A


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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2001, there were 7,956,400 shares of Common Stock outstanding.

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

Item 6. Exhibits and Reports on Form 8-K.................................14

Signatures...............................................................15

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS

                       COLOR IMAGING, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                               THREE MONTHS ENDED         YEAR ENDED
                         ASSETS                                                      31-Mar-01            31-Dec-00
                                                                                   (Unaudited)            (Audited)
                                                                                  ------------           ------------
                                                                                 (as restated,
                                                                                  see Note 7)
CURRENT ASSETS
    Cash                                                                          $    168,509           $    339,348
    Accounts receivable, net                                                         3,345,063              3,562,121
    Inventory                                                                        5,612,928              5,181,248
    Refundable income taxes                                                             19,995                 19,995
    Deferred income taxes                                                              136,210                159,426
    Due from related party                                                              76,716                100,832
    Prepaid expenses and other current assets                                          310,833                381,146
                                                                                  ------------           ------------
          TOTAL CURRENT ASSETS                                                       9,670,254              9,744,116
                                                                                  ------------           ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                  7,315,342              7,384,679
                                                                                  ------------           ------------
OTHER ASSETS
    Patent/intellectual property                                                     1,014,404                876,751
    Deferred income taxes                                                              490,211                464,085
    Related party portion of IDR bond                                                  897,412                873,296
    Other assets                                                                       373,650                269,626
                                                                                  ------------           ------------
          TOTAL OTHER ASSETS                                                         2,775,677              2,483,758
                                                                                  ------------           ------------
                                                                                  $ 19,761,273           $ 19,612,553
                                                                                  ============           ============
           LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Revolving credit lines                                                        $  1,217,000           $  1,399,000
    Accounts payable                                                                 6,884,513              6,640,402
    Current portion of notes payable                                                   349,830                351,150
    Current portion of bonds payable                                                   320,000                320,000
    Other current liabilities                                                          400,735                400,276
                                                                                  ------------           ------------
           TOTAL CURRENT LIABILITIES                                                 9,172,078              9,110,828
                                                                                  ------------           ------------
LONG TERM LIABILITIES
    Notes payable                                                                    1,611,993              1,685,725
    Bonds payable                                                                    3,780,000              3,780,000
                                                                                  ------------           ------------
          LONG TERM LIABILITIES                                                      5,391,993              5,465,725
                                                                                  ------------           ------------
           TOTAL LIABILITIES                                                        14,564,071             14,576,553
                                                                                  ------------           ------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock, $.01 par value, authorized 20,000,000 shares; 7,574,219 and
     7,490,948 shares issued and outstanding on March 31, 2001 and
     December 31, 2000, respectively                                                    75,742                 74,909
   Additional paid-in capital                                                        7,151,714              6,986,003
   Accumulated deficit                                                              (2,030,254)            (2,024,912)
                                                                                  ------------           ------------
          TOTAL STOCKHOLDERS' EQUITY                                                 5,197,202              5,036,000
                                                                                  ------------           ------------
                                                                                  $ 19,761,273           $ 19,612,553
                                                                                  ============           ============



       See Notes to Unaudited Consolidated Condensed Financial Statements

                       COLOR IMAGING, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31
                                   (UNAUDITED)

                                                        2001            2000
                                                    -----------       -----------
                                                    (as restated,
                                                     see Note 7)
SALES                                               $ 5,528,316       $ 3,728,372

COST OF SALES                                         4,514,325         2,849,070
                                                    -----------       -----------
GROSS PROFIT                                          1,013,991           879,302
                                                    -----------       -----------
OPERATING EXPENSES:
    Administrative                                      456,181           280,878
    Research & development                              216,909           169,621
    Sales & marketing                                   225,681           256,187
                                                    -----------       -----------
                                                        898,771           706,686
                                                    -----------       -----------
INCOME FROM OPERATIONS                                  115,220           172,616
                                                    -----------       -----------
OTHER INCOME (EXPENSE):
    Interest and other income                             7,831           225,637
    Interest and financing costs                       (120,574)         (116,400)
    Non-recurring moving expenses                        (9,719)         (208,412)
                                                    -----------       -----------
                                                       (122,462)          (99,175)
                                                    -----------       -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          (7,242)           73,441

PROVISION (BENEFIT) FOR INCOME TAXES                     (1,900)           25,000
                                                    -----------       -----------
NET INCOME/(LOSS)                                   $    (5,342)      $    48,441
                                                    ===========       ===========

INCOME (LOSS) PER COMMON SHARE:
     Basic                                          $        --       $       .01
     Diluted                                        $        --       $       .01


       See Notes to Unaudited Consolidated Condensed Financial Statements

                       COLOR IMAGING, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31
                                   (UNAUDITED)

                                                             2001              2000
                                                         -----------       -----------
                                                         (as restated,
                                                          see Note 7)
Cash flows from operating activities:
  Net income (loss)                                      $    (5,342)      $    48,441
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                          152,200           240,941
      Deferred income taxes                                   (2,910)          (94,089)

  Decrease (increase) in:
        Accounts and other receivables                       217,058          (299,309)
        Inventories                                         (431,680)       (2,211,260)
        Prepaid expenses and other assets                     94,429           140,535
  Increase (decrease) in:
        Accounts payable and accrued liabilities             244,570         2,428,783
                                                         -----------       -----------
        Net cash provided by
             operating activities                            268,325           254,042
                                                         -----------       -----------
Cash flows from investing activities:
     Capital expenditures                                    (82,863)         (532,156)
     Other assets                                           (128,140)                0
     Patents and intellectual properties                    (137,653)          (86,079)
                                                         -----------       -----------
        Net cash (used in)
             investing activities                           (348,656)         (618,235)
                                                         -----------       -----------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit            (182,000)          199,686
  Proceeds from issuance of bonds or long-term debt                0             7,930
  Proceeds from sale of stock                                166,544                 0
  Principal payments of long-term debt                       (75,052)                0
                                                         -----------       -----------
        Net cash provided by (used in)
             financing activities                            (90,508)          207,616
                                                         -----------       -----------
             Net (decrease) in cash                         (170,839)         (156,577)
Cash at beginning of year                                    339,348         1,096,512
                                                         -----------       -----------
Cash at end of period                                    $   168,509       $   939,935
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
                                    ===========       ===========

NOTE 4. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $1.5 million revolving line of credit with an outstanding balance as of March 31, 2001 of $717,000, which bears interest at the one month Libor interest rate in effect two business days before the first day of each month plus 2.50% (7.782% at March 31, 2001). The revolving line of credit has a December 31, 2001 expiration date.

The Bank has made available an additional line of credit of $500,000. The outstanding balance as of March 31, 2001 was $500,000. The additional line of credit has an expiration date of December 31, 2001, and bears an interest rate of the Bank's prime interest rate plus 0.5% (8.5% at March 31, 2001).

Under the lines of credit, the Company is permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million and not to exceed 60 percent of the total outstandings). The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the lines of credit.

The Bank agreement contains various covenants which the Company is required to maintain; fixed charge and cash flow leverage ratios of not less than 1.20:1 and not greater than 4.00:1, respectively, and a minimum tangible net worth of $4.1 million. As of March 31, 2001, the Company was not in compliance with these covenants and has received a waiver from the bank as regards these requirements for the period ended March 31, 2001.

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

NOTE 7. RESTATEMENT

Effective January 1, 2001, the Company changed its accounting estimates relating to depreciation. The estimated service life for certain machinery, equipment and fixtures was extended by three (3) to thirteen (13) years. The change in estimated service life was based upon a study performed by the Company and the effect of the Company's extensive capital investments, which have resulted in a mix of assets with longer productive lives. The effect of this change reduced depreciation expense for the quarter ended March 31, 2001 by $86,883. The Company also reviewed the depreciation expense for manufacturing equipment and determined that certain equipment on which depreciation was charged in 2001 had not yet been placed in service since installation had not yet been completed. As a result, depreciation expense was overstated by $24,758 for the quarter ended March 31, 2001. Accordingly, the Company restated its March 31, 2001, financial statements to reflect the reduced depreciation expense.

     The following tables present the impact of the restatements:


                                                As Previously
                                                   Reported         As Restated
Quarter Ended March 31, 2001:
Balance Sheet:

      Deferred Income Tax                       $   172,200         $   136,210
      Property, Plant and Equipment, Net          7,203,701           7,315,342
      Accumulated deficit                        (2,105,905)         (2,030,254)
Statement of Operations:
      Costs of sales                              4,625,966           4,514,325
      Net loss                                      (80,993)             (5,342)
      Basic loss per share                      $      (.01)        $        --
      Diluted loss per share                    $      (.01)        $        --


Depreciation of the Company's property, plant, and equipment is computed using the straight-line method. The average estimated useful lives (as restated) are as follows:

                                                       Years
                                                      --------


         Leasehold improvements                        10 - 20
         Machinery and equipment                        7 - 20
         Research and development equipment             5 - 10
         Furniture and fixtures                         7 - 10



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

RESULTS OF OPERATIONS

The following table sets forth certain information derived from the Company's unaudited consolidated statements of operations:


                                           THREE MONTHS ENDED
                                                MARCH 31,
                                          2001              2000
                                          ----              ----
                                        (PERCENTAGE OF NET SALES)

Net sales                                 100               100
Cost of goods sold                         82                76
Gross profit                               18                24
Administrative expense                      8                 8
Research and development                    4                 5
Sales and Marketing                         4                 7
Operating income                            2                 5
Interest expense                            2                 3
Depreciation and amortization               5                 6
Income before taxes                         0                 2
Provision for taxes (Benefit)               0                 1

Net Income (Loss)                           0                 1



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

COST OF GOODS SOLD. Cost of goods sold increased by $1.7 million or 58% to $4.5 million in the three months ended March 31, 2001 from $2.8 million in the three months ended March 31, 2000. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 82% in the first quarter of 2001 from 76% in the first quarter of 2000. This increase was due to the sale of $2.9 million of imaging products to the Company's largest customer at a reduced profit margin.

GROSS PROFIT. As a result of the above factors, gross profit increased to $1,014,000 in the three months ended March 31, 2001 from $879,000 in the three months ended March 31, 2000. Gross profit as a percentage of net sales, however, decreased to

18% in the first quarter of 2001 from 24% in the first quarter of 2000. As stated above, this decrease was largely due to the sale of a significant amount of copier products to a single customer at a reduced profit margin.

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

OPERATING INCOME. As a result of the above factors the operating income decreased by $58,000, to a profit of $115,000 in the three months ended March 31, 2001 from a profit of $173,000 in the three months ended March 31, 2000.

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

INCOME TAXES. As the result of the Company's loss in the current year, income tax credits increased to $2,000 in the three months ended March 31, 2001 from a tax provision of $25,000 for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company's working capital was approximately $498,000 and its current ratio was 1.1 to 1. At December 31, 2000, working capital was approximately $633,000 and its current ratio was 1.1 to 1.

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

                                           COLOR IMAGING, INC.


                                           /s/ MICHAEL W. BRENNAN
                                           ------------------------------------
July 31, 2001                              Michael W. Brennan
                                           Chairman and Chief Executive Officer


                                           /s/ MORRIS E. VAN ASPEREN
                                           ------------------------------------
                                           Morris E. Van Asperen
                                           Executive Vice President and
                                           Chief Financial Officer