Form 10QSB
period 2001-06-30
COLOR IMAGING INC
filed 2001-08-10
CIK 820906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-18450

COLOR IMAGING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3453420

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4350 PEACHTREE INDUSTRIAL BOULEVARD, SUITE 100 NORCROSS, GEORGIA	30071

(Address of principal executive offices)	(Zip code)

(770) 840-1090

(Registrant’s telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [    ]

As of July 22, 2001, there were 7,956,400 shares of Common Stock outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION BACKGROUND
PART II: OTHER INFORMATION
ITEM 2 - CHANGES IN SECURITIES
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EX-11.1

COLOR IMAGING, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets at June 30, 2001 (Unaudited) and December 31, 2000(Audited)	3

Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months ended June 30, 2001 and 2000	4

Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months ended June 30, 2001 and 2000	5

Notes to Interim Unaudited Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	7

PART II: OTHER INFORMATION

Item 2. Changes in Securities	15

Item 6. Exhibits and Reports on Form 8-K	15

Signatures	16

PART I: FINANCIAL INFORMATION

ITEM 1 -FINANCIAL STATEMENTS

COLOR IMAGING, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS	30-Jun-01	31-Dec-00
	(Unaudited)	(Audited)

CURRENT ASSETS

Cash	$237,597	$339,348

Accounts receivable, net	3,896,550	3,562,121

Inventory	5,172,212	5,181,248

Refundable income taxes	19,995	19,995

Deferred income taxes	102,600	159,426

Due from related party	76,032	100,832

Prepaid expenses and other current assets	439,303	381,146

TOTAL CURRENT ASSETS	9,944,289	9,744,116

PROPERTY, PLANT AND EQUIPMENT — NET	7,282,588	7,384,679

OTHER ASSETS

Patent/intellectual property	1,140,900	876,751

Deferred income taxes	503,611	464,085

Related party portion of IDR bond	898,096	873,296

Other assets	464,202	269,626

TOTAL OTHER ASSETS	3,006,809	2,483,758

	$20,233,686	$19,612,553

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Revolving credit lines	$1,005,965	$1,399,000

Accounts payable	6,580,797	6,640,402

Current portion of notes payable	409,347	351,150

Current portion of bonds payable	320,000	320,000

Other current liabilities	616,741	400,276

TOTAL CURRENT LIABILITIES	8,932,850	9,110,828

LONG TERM LIABILITIES

Notes payable	1,509,430	1,685,725

Bonds payable	3,780,000	3,780,000

LONG TERM LIABILITIES	5,289,430	5,465,725

TOTAL LIABILITIES	14,222,280	14,576,553

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value, authorized 20,000,000 shares; 7,956,400 and 7,490,948 shares issued and outstanding on June 30, 2001 and December 31, 2000, respectively	79,564	74,909

Additional paid-in capital	7,917,254	6,986,003

Accumulated deficit	(1,985,412)	(2,024,912)

TOTAL STOCKHOLDERS’ EQUITY	6,011,406	5,036,000

	$20,233,686	$19,612,553

See Accompanying Notes

COLOR IMAGING, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30
(UNAUDITED)

	THREE MONTH PERIODS ENDED		SIX MONTH PERIODS ENDED

	30-Jun-01	30-Jun-00	30-Jun-01	30-Jun-00

SALES	$8,098,154	$5,807,984	$13,626,470	$9,536,356

C0ST OF SALES	7,068,627	5,037,681	11,582,952	7,886,751

GROSS PROFIT	1,029,527	770,303	2,043,518	1,649,605

OPERATING EXPENSES:

Administrative	387,776	427,902	843,957	738,743

Research & development	184,931	184,299	401,840	353,920

Sales & marketing	281,712	191,827	507,393	410,551

	854,419	804,028	1,753,190	1,503,214

OPERATING PROFIT (LOSS)	175,108	(33,725)	290,328	146,391

OTHER INCOME (EXPENSE):

Interest and other income	3,304	54,238	10,986	272,375

Interest & financing expense	(113,360)	(140,877)	(233,934)	(257,277)

Gain on disposal of assets	—	227,481	—	227,481

Non-recurring moving expense	—	(24,230)	(9,570)	(232,642)

	(110,056)	116,612	(232,518)	9,937

INCOME BEFORE TAXES	65,052	82,887	57,810	156,328

PROVISION FOR TAXES	20,210	53,000	18,310	78,000

NET INCOME	$44,842	$29,887	$39,500	$78,328

INCOME PER COMMON SHARE

Basic	$.01	$—	$.01	$.01

Diluted	$.01	$—	$.01	$.01

COMMON SHARES OUTSTANDING WEIGHTED AVERAGE SHARES:

Basic	7,705,607	6,201,625	7,624,695	5,802,437

Diluted	7,883,553	6,510,804	7,794,318	5,957,026

See Accompanying Notes

COLOR IMAGING, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30
(UNAUDITED)

	2001	2000

Cash flows from operating activities:

Net income	$39,500	$78,328

Adjustments to reconcile net income to net cash provided (utilized) by operating activities:

Depreciation and amortization	300,847	470,046

Deferred income taxes	17,300

		(41,001)

Decrease (increase) in:

Accounts receivable	(334,429)	(2,109,890)

Inventories	9,036	(2,057,959)

Prepaid expenses and other assets	(64,577)	65,647

Increase (decrease) in:

Accounts payable and accrued liabilities	156,860	3,411,122

Net cash provided (utilized) by operating activities	124,537	(183,707)

Cash flows from investing activities:

Capital expenditures	(198,755)	(1,261,478)

Other assets	(163,158)	—

Patents and intellectual properties	(264,149)	(414,108)

Net cash (used in) investing activities	(626,062)	(1,675,586)

Cash flows from financing activities:

Net (payments) borrowings under line of credit	(393,035)	1,482,000

Proceeds from sale of common stock	910,906	253,600

Principal payments of long-term debt	(118,097)	(108,535)

Net cash provided by financing activities	399,774	1,627,065

Net (decrease) in cash	(101,751)	(232,228)

Cash at beginning of year	339,348	1,096,512

Cash at end of period	$237,597	$864,284

SUPPLEMENTAL DISCLOSURES, NON-CASH FINANCING ACTIVITIES

     During the period ending June 30 2001, the Company issued 10,000 shares of common stock to an investor relations firm for services rendered in the amount $25,000.

See Accompanying Notes

COLOR IMAGING, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with interim accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Effective January 1, 2001, the Company changed its accounting estimates relating to depreciation. The estimated service life for certain machinery, equipment and fixtures was extended by three (3) to thirteen (13) years.

Property, plant and equipment are stated at cost. Depreciation of the Company’s property, plant, and equipment is computed using the straight-line method. The estimated useful lives are as follows:

Years

Leasehold improvements	10 - 20

Machinery and equipment	7 - 20

Research and development equipment	5 - 10

Furniture and fixtures	7 - 10

NOTE 3. STOCK OPTIONS

On June 11, 2001, the Company granted options to acquire 25,000 shares of the common stock of the Company to a non-employee director effective as of the date of his becoming a member of the Board of Directors. The options vest in 5 equal annual increments from the effective date and expire, with respect to that portion that has vested, 3 years from date of vesting. The option price is $2.75 per share. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

NOTE 4. INVENTORIES

Inventories consisted of the following components as of June 30, 2001 and December 31, 2000:

	June 30, 2001	December 31, 2000

Raw materials	$1,624,938	$794,128

Work-in-process	1,637,465	1,275,545

Finished goods	2,032,464	3,234,230

Obsolescence allowance	(122,655)	(122,655)

Total	$5,172,212	$5,181,248

NOTE 5. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $1.5 million revolving line of credit with an outstanding balance as of June 30, 2001 of $505,965, which bears interest at the one month Libor interest rate in effect two business days before the first day of each month plus 2.50% (6.56% at June 30, 2001). The revolving line of credit has a December 31, 2001 expiration date.

The Bank has made available an additional line of credit of $500,000. The outstanding balance as of June 30, 2001 was $500,000. The additional line of credit has an expiration date of December 31, 2001, and bears an interest rate of the Bank’s prime interest rate plus 0.5% (7.25% at June 30, 2001).

Under the lines of credit, the Company is permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million and not to exceed 60 percent of the total outstandings). The Company has granted the Bank a security interest in all of the Company’s assets as security for the repayment of the lines of credit.

The Bank agreement contains various covenants which the Company is required to maintain; fixed charge and cash flow leverage ratios of not less than 1.20:1 and not greater than 4.00:1, respectively. As of June 30, 2001, the Company was not in compliance with these covenants and has received a waiver from the bank as regards these requirements for the period ended June 30, 2001.

NOTE 6. SIGNIFICANT CUSTOMERS

In the six month period ended June 30, 2001, two resellers of imaging supplies each accounted for 27% of net sales. The Company does not have a written or oral contract with these customers. All sales are made through purchase orders.

NOTE 7. SIGNIFICANT SUPPLIERS

In the six months ended June 30, 2001, the Company purchased 56% of its raw materials, components and supplies from one supplier in connection with sales to its largest customers. The Company also has an annually renewable Original Equipment Manufacturer (“OEM”) purchase agreement under which it purchases, adds value and resells some of its technology to the web press market. The Company intends to design and manufacture the products it now obtains under this OEM purchase agreement. However, should this OEM purchase agreement not be renewed before the Company has completed this product development, the Company’s ability to manufacture and deliver these products to its web press customers could be severely limited.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

     Color Imaging, Inc. (the “Company” or “Color”), OTCBB: CIMG, develops and manufactures products used in electronic printing, analog and digital copiers and high-speed digital variable data printing in real-time directly on web presses. Products include formulations for black text and specialty toners, including color and magnetic ink characters which are used on checks and other financial documents, photoreceptors and imaging drums. The Company’s subsidiary, Logical Imaging Solutions, Inc. (“Logical”) provides the commercial printer with a complete printing system that, when installed directly on an offset printing press, expands printing capabilities to include any variable data together with bar codes, MICR, and unlimited alphanumeric sequencing. These functions for the web press address the needs of commercial printers that require digital processing and printing of variable data at extremely high speeds.

COLOR

     Color, since 1983, has developed and manufactured products used in electronic printing and formulates and produces, from raw materials, black text and specialty toners, including color and MICR (magnetic ink characters which are used on checks and other financial documents). Color also supplies other consumable products, including toner cartridges, cartridge components, photoreceptors and imaging drums.

     Color is continually expanding its product line and manufacturing capabilities. This expansion has led to the creation of more than 130 different toner formulations, including aftermarket toners and imaging products for printers manufactured by Brother™, Canon™, Delphax™, Hewlett Packard™, IBM™, Lexmark™, Sharp™, Xerox™ and printing systems developed by Logical. Product enhancements offered also include imaging supplies that enable standard laser printers to print MICR characters. Color’s production, product development and support activities are conducted from a 180,000 square foot facility located in a suburb of Atlanta, Georgia. Products are marketed directly as branded products to Original Equipment Manufacturers (“OEMs”) and as aftermarket products to end-users of laser printers supplied through a worldwide network of distributors.

LOGICAL

     Logical designs, manufactures and delivers a complete printing system that when installed directly on an offset printing press expands printing capabilities to include any variable data together with bar codes, MICR and unlimited alphanumeric sequencing. These functions address the needs of commercial printers that require digital processing and printing of variable data at extremely high speeds. Logical’s development efforts, since it’s founding in 1993, have focused on creating a revolutionary high-speed digital variable data printing process, including software, hardware and consumable products for commercial offset printing applications. Logical’s expansion plans include color printing capabilities and the ability to print simultaneously on multiple print engines. Further ambitions are to offer similar digital, high-speed color printing solutions for data processing applications.

     Logical’s product line includes software, hardware and consumable products. The Company’s printers’ operating software, CREATE!, allows the commercial printer to create any type of document, tag, ticket or label and control the printing process on the press. CREATE! accomplishes all imaging functions in a WindowsNT™ environment, enabling the user to create, edit, store, distribute, proof and download documents in any industry-standard format. Logical’s companion hardware product is a proprietary Printer Control Unit (“PCU”), incorporating the latest microprocessor technology, providing digital imaging and the simultaneous control of multiple print engines. Logical’s SOLUTION series of variable data printing systems integrate CREATE! and the PCU in real-time digital printing technology, featuring a non-impact, Electron Beam Imaging (“EBI”) printing process with imaging rates exceeding 1,000 pages-per-minute. Other products include a full line of consumable products; black text and MICR toners, print cartridges and toner fusing assemblies. Logical’s strategy is to continually build a base of printer systems that will generate a recurring demand for these high margin consumable products.

     Logical intends to beta test the SOLUTION Series of printing systems with the ability to print variable data in color at speeds exceeding 250 feet-per-minute, as an alternative product for offset high-speed printing applications in 2001 and begin selling them during 2002. In addition, Logical’s color system, the DIGITALCOLORPRESS (“DCP”) will be offered to production printing sites worldwide and as an upgrade alternative to the hundreds of current users of Delphax Printing System’s EBI technology.

OVERVIEW

Sales, for the six months ended June 30, 2001, were primarily generated from the sale of Color’s black text, color and MICR toners and related consumable products, including toner cartridges and the re-filling of certain toner cartridges. In the six month period ended June 30, 2001, two resellers of imaging supplies each accounted for 27% of net sales.

RECENT DEVELOPMENTS

The Company is a party to negotiations, and incurring financial obligations in connection therewith, to acquire a manufacturing business. The parties have not reached a final agreement and the Company cannot make any assurances that a definitive agreement will be reached or reduced to writing.

RESULTS OF OPERATIONS

The following table sets forth certain information derived from the Company’s unaudited consolidated statements of operations:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

	(PERCENTAGE OF NET SALES)
Net sales	100	100	100	100

Cost of sales	87	87	85	83

Gross profit	13	13	15	17

Administrative expenses	5	7	6	8

Research and development	2	3	3	4

Sales and marketing	3	3	4	4

Operating income (loss)	2	-1	2	2

Interest expense	1	2	2	3

Depreciation and amortization	2	5	2	5

Income before taxes	1	1	0	2

Provision for taxes	0	1	0	1

Net income	1	1	0	1

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

NET SALES. The Company’s net sales were over $8 million for the three months ended June 30, 2001, or an increase of 39% compared to $5.8 million for the three month period ended June 30, 2000, inclusive of $3.6 million of product sold to Color’s largest customer.

COST OF GOODS SOLD. Cost of goods sold increased by $2.1 million or 40% to $7.1 million in the three months ended June 30, 2001 from $5.0 million in the three months ended June 30, 2000. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales was 87% in both the second quarter of 2001 and 2000.

GROSS PROFIT. As a result of the above factors, gross profit increased 34% to $1,030,000 in the three months ended June 30, 2001 from $770,000 in the three months ended June 30, 2000. Gross profit as a percentage of net sales was 13% in both the second quarter of 2001 and 2000.

GENERAL AND ADMINISTRATIVE, SELLING, AND R&D EXPENSES. General and administrative, selling and R&D expenses increased $50,000, or 6% to $854,000 in the three months ended June 30, 2001 from $804,000 in the three months ended June 30, 2000. General and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 11% in the second quarter of 2001 from 14% in the second quarter of 2000 due primarily to the 39% increase in sales. R&D expenses were essentially unchanged in the three months ended June 30, 2001 from the three months ended June 30, 2000, and, as a percentage of net sales decreased to 2% in the second quarter of 2001, from 3% in the second quarter of 2000, reflecting the higher sales level.

OPERATING INCOME. As a result of the above factors the operating income increased by $209,000, to a profit of $175,000 in the three months ended June 30, 2001 from a loss of $34,000 in the three months ended June 30, 2000.

INTEREST AND FINANCE EXPENSE. Interest expense decreased $27,000 in the three months ended June 30, 2001 from $141,000 in the three months ended June 30, 2000.

OTHER INCOME. Other income decreased by $279,000 in the three months ended June 30, 2001 from $282,000 in the three months ended June 30, 2000. This decrease was primarily the result of the Company’s disposing of assets no longer needed in its plant in the second quarter of 2000.

INCOME TAXES. As the result of the Company’s decreased profit in the current year, the tax provision was $20,000 in the three months ended June 30, 2001 compared to a tax provision of $53,000 for the comparable period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

NET SALES. Net sales were $13.6 million for the six months ended June 30, 2001, or an increase of 43% compared to $9.5 million for the six month period ended June 30, 2000, inclusive of $3.7 million, or 27% of net sales, sold to each of the Company’s two largest customers.

COST OF GOODS SOLD. Cost of goods sold increased by $3.7 million or 47% to $11.6 million in the six months ended June 30, 2001 from $7.9 million in the six months ended June 30, 2000. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 85% in the six months ended June 30, 2001 from 83% in the first six month period of 2000. This increase in cost of sales is attributable to the $7.4 million of new business at a reduced profit margin.

GROSS PROFIT. As a result of the above factors, gross profit increased by $394,000 to $2,044,000 in the six months ended June 30, 2001 from $1,650,000 in the six months ended June 30, 2000. However, gross profit as a percentage of net sales decreased to 15% for the first six months of 2001, from 17% for the similar period in 2000. This decrease in gross margin is primarily due to the sale of a significant amount of product to new customers at a reduced profit margin.

GENERAL AND ADMINISTRATIVE, SELLING, AND R&D EXPENSES. General and administrative, selling and R&D expenses increased $250,000 or 17% to $1,753,000 in the six months ended June 30, 2001 from $1,503,000 in the six months ended June 30, 2000. General and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 13% in the first six months of 2001 from 16% in the similar six month period of 2000. R&D expenses increased by $48,000 or 14% to $402,000 in the six months ended June 30, 2001 from $354,000 in the six months ended June 30, 2000. However, during the six month period ended June 30, 2001, the Company invested an additional $264,000 in development, related to patented (U.S. Patent 5,834,150) toners for the Company’s digital high speed printing system. Total R&D expense inclusive of investments in patented technology totaled $666,000 in the period ended June 30, 2001, compared to $768,000 in the period ended June 30, 2000, or an overall decrease of 13%.

OPERATING INCOME. As a result of the above factors, operating income increased by $144,000, to a profit of $290,000 for the six months ended June 30, 2001, compared with a profit of $146,000 in the six months ended June 30, 2000.

INTEREST EXPENSE. Interest expense decreased by $23,000 to $234,000 in the six months ended June 30, 2001 from $257,000 in the six months ended June 30, 2000. This decrease was primarily due to the decline in interest rates and the resultant cost of borrowing.

OTHER INCOME. Other expense decreased by $266,000 to $1,000 in the six months ended June 30, 2001 from $267,000 in the comparable six months ended June 30, 2000. The primary components of other income at June 30, 2000 were income from the sale of toner production equipment and a toner technology license to an unaffiliated company, while also in the six months ended June 30, 2000 the Company had incurred $233,000 of non-recurring moving expense.

INCOME TAXES. Income taxes decreased to $18,000 for the six months ended June 30, 2001 from a provision of $78,000 for the comparable period in 2000. This decrease resulted from the Company’s reduced profitability.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company’s working capital was approximately $1,011,000 and its current ratio was 1.1 to 1. At December 31, 2000, working capital was approximately $633,000 and its current ratio was 1.1 to 1.

Cash flows provided by operating activities were $125,000 in the six months ended June 30, 2001, compared to $184,000 utilized by operating activities in the six months ended June 30, 2000. The cash flows provided by operating activities in the six months ended June 30, 2001 were higher than in the six months ended June 30, 2000 due primarily to decreased inventories in 2001. The decrease in inventories resulted primarily from the Company’s eliminating its order backlog with its largest customer.

Cash flows used in investing activities were $651,000 and $1,676,000 in the six months ended June 30, 2001 and 2000, respectively. This includes $264,000 and $414,000, respectively, invested in furthering the Company’s patented toner and digital color printing systems technologies. Included in investing activities at June 30, 2000 were $1,261,000 expended to acquire capital assets.

The Company has a $1.5 million revolving line of credit with an outstanding balance as of June 30, 2001 of $505,965, which bears interest at the one month Libor interest rate in effect two business days before the first day of each month plus 2.50%(6.56% at June 30, 2001). The revolving line of credit has a December 31, 2001 expiration date.

The Bank has made available an additional line of credit of $500,000. The outstanding balance as of June 30, 2001 was $500,000. The additional line of credit has an expiration date of December 31, 2001, and bears an interest rate of the Bank’s prime interest rate plus 0.5% (7.25% at June 30, 2001).

Under the lines of credit, the Company is permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million and not to exceed 60 percent of the total outstandings). The Company has granted the Bank a security interest in all of the Company’s assets as security for the repayment of the lines of credit.

The Bank agreement contains various covenants which the Company is required to maintain: fixed charge and cash flow leverage ratios of not less than 1.20:1 and not greater than 4.00:1, respectively. As of June 30, 2001, the Company was not in compliance with these covenants and has received a waiver from the bank as regards these requirements for the period ended June 30, 2001.

Cash flows provided by financing activities for the six months ended June 30, 2001 and 2000 were $425,000 and $1,627,000 respectively, and resulted primarily from payments and/or borrowings under the Company’s various credit facilities and proceeds from the sale of the Company’s common stock.

To the extent that the funds generated from operating activities and availability under credit facilities are insufficient to finance the operating activities of the Company, the Company would need to raise additional funds through public or private financing. There can be no assurance that additional financing will be available on favorable terms, or at all. On June 11, 2001, the Board of Directors authorized increasing the amount of a previously authorized private placement by $1 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND INFORMATION CONCERNING FORWARD -LOOKING STATEMENTS

     Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management, and there are a number of factors that could adversely affect the Company’s future operating results or cause the Company’s actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, the factors set forth below:

     Limited Operating History. The Company has a limited operating history that makes it difficult to evaluate the Company’s future prospects. The Company’s prospects are subject to risks and uncertainties frequently encountered by new companies. Many of these risks and uncertainties are unknown, but they include the uncertainty of the acceptance in the marketplace of the Company’s products or services, including but not limited to its high speed color printer, if and when available for sale.

     Unproven Business Model. The Company’s business model involving its high-speed color printer, is new and its ability to generate profits therefrom is unproven. The Company cannot assure that its strategy will be successful. Nevertheless, the success of the Company’s high speed color printer is dependent on market acceptance of the Company’s technology.

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

     Competitive and Rapidly Changing Marketplace. There is significant competition in the toner and consumable products, and color printing systems industries in which the Company conducts its business. In addition, the market for color printers and related supplies is rapidly changing. Many of the Company’s competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. These competitors may be able to devote substantially more resources to developing their business than the Company. The Company’s ability to compete depends upon a number of factors within and outside of the Company’s control, including the success and timing of product introductions by the Company and its competitors, selling prices, product performance, product distribution, marketing ability and customer support.

     Dependence on a Limited Number of Customers. In the three and six months ended June 30, 2001, two resellers of imaging supplies accounted for 54% and 27% and 6% and 27%, respectively, of the Company’s net sales. The Company does not have a written or oral contracts with the customers and all sales are made through purchase orders. The loss of these customers could have a substantial and material adverse affect on the Company. The Company has in the past, and might in the future, lose one or more of its major customers. If the Company fails to continue to sell to its major customers in the quantities anticipated, or if any major customer terminates its relationship with the Company, the Company’s reputation, the perception of the Company’s products and technology in the marketplace and the growth of the business might be harmed.

     Dependence on Suppliers. The Company is responsible for procuring raw materials for its products. The Company’s products incorporate technologies that are available from limited sources of supply. For the three and six months ended June 30, 2001, the Company purchased 54% and 56% of its raw materials, components and supplies from one supplier. If the Company is unable to obtain its raw materials and components from this one supplier, product shipments could be prevented or delayed, which could result in a loss in sales. If the Company is unable to meet existing orders or to enter into new orders because of a shortage of raw materials and components, the Company will likely lose revenues and risk losing customers and harming its reputation in the marketplace.

     Planned Growth through Acquisition. Management expects to grow the business of the Company through, among other things, acquisitions. The acquisition strategy is focused on businesses or technologies that management believes complement or expand the Company’s existing business. Acquisitions of this type involve a number of risks, including the possibility that the operations of the acquired company will be unprofitable or that management attention will be diverted from the day-to-day operation of the Company’s business. An unsuccessful acquisition could reduce the Company’s margins or otherwise harm the Company’s financial condition, including impairing its liquidity and resulting in its being in non-compliance with financial institution covenants. Any acquisition could result in a dilutive issuance of equity securities, the incurrence of debt and the loss of key employees. In addition, certain benefits of the acquisitions may be dependent on the Company taking certain actions which will result in one-time or recurring charges or expenses (including goodwill amortization) which, depending on the action taken, may be material. The Company cannot make any assurances that any acquisitions will be successfully completed or that, if one or more acquisitions are completed, the acquired businesses, client lists, products or technologies will generate sufficient revenue to offset the associated costs of other acquisitions or other adverse effects.

     Short Product Life Cycles and Reductions in Unit Selling Prices. The markets in which the Company competes are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in unit selling prices due to competitive pressures over the life of a product are common. The Company’s financial condition and results of operations could be adversely affected if the Company is unable to manufacture new, competitive products in a timely manner. The Company’s future success will depend on its ability to develop and manufacture technologically competitive products, price them competitively, and achieve cost reductions for existing products. Advances in technology will require increased investment to maintain or advance the Company’s market position.

     Key Personnel. The Company’s future success depends to a significant extent on the continued services of senior management and other key personnel. The loss of the services of any of the Company’s executive officers or other key employees could harm the Company’s business. The Company’s future success also depends on the

Company’s ability to attract, retain and motivate highly skilled employees. Competition for qualified employees in the industries in which the Company engages is intense. If the Company fails to hire and retain a sufficient number of qualified employees, the Company’s business will be adversely affected.

     Delays in Customer Purchases, Market Acceptance; Increase in Inventories. Delays in or reductions to customer purchases of existing products in anticipation of new product introductions by the Company or its competitors, market acceptance of new products and pricing programs, the reaction of competitors to any such new products or programs, the life cycles of the Company’s products, as well as delays in product development and manufacturing; (1) may cause a buildup in the Company’s inventories, (2) may make the transition from current products to new products difficult and (3) could adversely affect the Company’s future operating results. The competitive pressure to develop technology and products also could cause significant changes in the level of the Company’s operating expenses.

     Inventory Levels and Customer Demand. The Company’s performance depends in part upon its ability to manage inventory levels to support the demands of new customers as well as its established customer base and to address production and supply difficulties. The Company’s future operating results and its ability to effectively grow or maintain its market share may be adversely affected if it is unable to address these issues on a timely basis.

     Dependence on Intellectual Property. The Company’s success depends in part on its ability to obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the Company from obtaining technology of others and could otherwise adversely affect its operating results, cash flows, financial position or business, as could expenses incurred by the Company in enforcing its intellectual property rights against others or defending against claims that the Company’s products infringe the intellectual property rights of others.

     Factors unrelated to the Company’s operating performance, including economic and business conditions; the loss of significant customers or suppliers; the outcome of future litigation and currency exchange rates could also adversely affect the Company’s operating results. In addition, the Company’s stock price, like that of other technology companies can be volatile. Trading activity in the Company’s common stock, particularly due to low trading volume and inter-day trading in the Company’s common stock, may affect the Company’s common stock price.

     While the Company reassesses material trends and uncertainties affecting the Company’s financial condition and results of operations in connection with the preparation of its quarterly and annual reports, the Company does not intend to review or revise, in light of future events, any particular forward-looking statement contained in this report.

     The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this report, in any of the Company’s public filings or press releases or in any oral statements made by the Company or any of its officers or other persons acting on its behalf. The important factors that could affect forward-looking statements are subject to change, and the Company does not intend to update the foregoing list of certain important factors. By means of this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements that is provided by Section 27A and Section 21E referred to above.

PART II: OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

     From April 1, 2001 to June 30, 2001, previously issued warrants were exercised at a price of $2.00 per share for an aggregate of $44,362. The warrant exercise resulted in the issuance of 22,181 shares of common stock. The share issuance upon warrant exercise was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) thereof.

     From April 1, 2001 to June 30, 2001, the Company issued 350,000 Units at a price of $2.00 per unit for an aggregate of $700,000. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at a price of $2.00. No general forms of advertising were used in connection with this issuance of the Units. No underwriters were used in connection with the issuance of the Units and no commissions were paid to any person. The sale and issuance of Units was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

     On June 11, 2001 the Company issued 10,000 shares of its common stock to one entity in partial consideration of certain services. Such investor was prior to the issuances of the shares, fully informed about the Company, including its business, financial affairs and other matters. The share issuance was exempt from the registration provisions of the Act pursuant to section 4(2) thereof.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

11.1	Computation of Earnings Per Common Share

(b)  REPORTS ON FORM 8-K

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLOR IMAGING, INC.

August 10, 2001	/s/ MICHAEL W. BRENNAN

Michael W. Brennan Chairman and Chief Executive Officer

/s/ MORRIS E. VAN ASPEREN

Morris E. Van Asperen Executive Vice President and Chief Financial Officer