Form 10QSB
period 2001-09-30
COLOR IMAGING INC
filed 2001-11-01
CIK 820906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]     No   [   ]

As of October 26, 2001, there were 8,106,400 shares of Common Stock outstanding.

COLOR IMAGING, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

INDEX

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheets at September 30, 2001 (Unaudited) and December 31, 2000 (Audited)	3
Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months ended September 30, 2001 and 2000	4
Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2001 and 2000	5
Notes to Interim Unaudited Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	8
PART II: OTHER INFORMATION
Item 2. Changes in Securities	16
Item 6. Exhibits and Reports on Form 8-K	16
Signatures	17

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS

COLOR IMAGING, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

	30-Sep-01	31-Dec-00
	(Unaudited)	(Audited)

	ASSETS
CURRENT ASSETS
Cash	$645,746	$339,348
Accounts receivable, net	3,928,136	3,562,121
Inventory	6,663,141	5,181,248
Refundable income taxes	19,995	19,995
Deferred income taxes	68,664	159,426
Due from related party	79,596	100,832
Prepaid expenses and other current assets	354,825	381,146

TOTAL CURRENT ASSETS	11,760,103	9,744,116

PROPERTY, PLANT AND EQUIPMENT – NET	7,194,027	7,384,679

OTHER ASSETS
Patent/intellectual property	1,272,389	876,751
Deferred income taxes	458,111	464,085
Related party portion of IDR bond	818,500	873,296
Other assets	442,734	269,626

TOTAL OTHER ASSETS	2,991,734	2,483,758

	$21,945,864	$19,612,553

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving credit lines	$1,232,194	$1,399,000
Accounts payable	8,380,653	6,640,402
Current portion of notes payable	400,405	351,150
Current portion of bonds payable	335,000	320,000
Other current liabilities	354,774	400,276

TOTAL CURRENT LIABILITIES	10,703,026	9,110,828

LONG TERM LIABILITIES
Notes payable	1,419,623	1,685,725
Bonds payable	3,445,000	3,780,000

LONG TERM LIABILITIES	4,864,623	5,465,725

TOTAL LIABILITIES	15,567,649	14,576,553

COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 20,000,000 shares; 8,106,400 and 7,490,948 shares issued and outstanding on September 30, 2001 and December 31, 2000, respectively	81,064	74,909
Additional paid-in capital	8,136,724	6,986,003
Accumulated deficit	(1,839,573)	(2,024,912)

TOTAL STOCKHOLDERS’ EQUITY	6,378,215	5,036,000

	$21,945,864	$19,612,553

See Accompanying Notes

COLOR IMAGING, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30
(UNAUDITED)

	THREE MONTH PERIODS ENDED			NINE MONTH PERIODS ENDED

	30-Sep-01	30-Sep-00		30-Sep-01	30-Sep-00

SALES	$9,867,704		$6,006,335	$23,494,174	$15,542,691
COST OF SALES	8,550,785		5,115,834	20,133,737	13,002,584

GROSS PROFIT	1,316,919		890,501	3,360,437	2,540,107

OPERATING EXPENSES:
Administrative	418,940		382,553	1,262,897	1,121,296
Research & development	219,627		230,724	621,467	584,643
Sales & marketing	375,485		197,630	882,878	608,182

	1,014,052		810,907	2,767,242	2,314,121

OPERATING PROFIT	302,867		79,594	593,195	225,986

OTHER INCOME (EXPENSE):
Interest and other income (expense)	15,230		(2,006)	26,216	270,368
Interest & financing expense	(92,532)		(123,486)	(326,466)	(380,762)
Disposal of assets	—		(66,000)	—	161,481
Non-recurring moving expense	—		(10,360)	(9,570)	(243,002)

	(77,302)		(201,852)	(309,820)	(191,915)

INCOME (LOSS) BEFORE TAXES	225,565		(122,258)	283,375	34,071
PROVISION (BENEFIT) FOR TAXES	79,726		(67,000)	98,036	11,000

NET INCOME (LOSS)	$145,839	$	(55,258)	$185,339	$23,071

INCOME (LOSS) PER COMMON SHARE
Basic	$.02		$(.01)	$.02	$.00
Diluted	$.02		$(.01)	$.02	$.00
COMMON SHARES OUTSTANDING WEIGHTED AVERAGE SHARES:
Basic	8,070,136		7,007,604	7,774,391	7,002,517

Diluted	8,273,417		7,007,604	7,940,595	7,002,517

See Accompanying Notes

COLOR IMAGING, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
(UNAUDITED)

	2001	2000

Cash flows from operating activities:
Net income	$185,339	$23,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	446,483	600,667
Deferred income taxes	96,736	(161,119)
Decrease (increase) in:
Accounts receivable	(366,015)	(3,594,859)
Inventories	(1,481,893)	(1,629,668)
Prepaid expenses and other assets	47,557	495,954
Increase (decrease) in:
Accounts payable and accrued liabilities	1,694,749	4,419,635

Net cash provided by operating activities	622,956	153,681

Cash flows from investing activities:
Capital expenditures	(255,831)	(1,691,526)
Other assets	(118,312)	(16,847)
Patents and intellectual properties	(395,638)	(583,596)

Net cash (used in) investing activities	(769,781)	(2,291,969)

Cash flows from financing activities:
Net (payments) borrowings under line of credit	(166,806)	882,662
Net proceeds from sale of common stock	1,156,876	346,021
Principal payments of long-term debt	(536,847)	(106,667)

Net cash provided by financing activities	453,223	1,122,016

Net increase (decrease) in cash	306,398	(1,016,272)
Cash at beginning of year	339,348	1,096,512

Cash at end of period	$645,746	$80,240

SUPPLEMENTAL DISCLOSURES, NON-CASH FINANCING ACTIVITIES

     During the period ending September 30 2001, the Company issued 10,000 shares of common stock to an investor relations firm for services rendered in the amount $25,000.

See Accompanying Notes

COLOR IMAGING, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with interim accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

NOTE 3. STOCK OPTIONS

On September 19, 2001, the Company granted options to acquire 25,000 shares of the common stock of the Company to a non-employee director effective as of the date of his becoming a member of the Board of Directors. The options vest in 5 equal annual increments from the effective date and expire, with respect to that portion that has vested, 3 years from date of vesting. The option price is $2.75 per share. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. Interpretation No. 44 clarifies: the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination.

NOTE 4. INVENTORIES

Inventories consisted of the following components as of September 30, 2001 and December 31, 2000:

	September 30, 2001	December 31, 2000

Raw materials	$913,604	$794,128
Work-in-process	911,360	1,275,545
Finished goods	4,960,832	3,234,230
Obsolescence allowance	(122,655)	(122,655)

Total	$6,663,141	$5,181,248

NOTE 5. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $1.5 million revolving line of credit with an outstanding balance as of September 30, 2001 of $732,000. At the end of each month for the following month, the Company has the interest rate option of either the one month Libor interest rate in effect two business days before the first day of the month plus 2.50% or the Bank’s prime interest rate minus 0.25%. As of September 30, 2001, the interest rate was the one month Libor rate plus 2.50% (6.08%). This revolving line of credit has a December 31, 2001 expiration date.

The Bank has made available an additional line of credit of $500,000. The outstanding balance as of September 30, 2001 was $500,000. The additional line of credit has an expiration date of December 31, 2001, and bears an interest rate of the Bank’s prime interest rate plus 0.5% (6.50% at September 30, 2001).

Under these lines of credit, the Company is permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million and not to exceed 60 percent of the total outstandings). The Company has granted the Bank a security interest in all of the Company’s assets as security for the repayment of the lines of credit.

The Bank agreement contains various covenants that the Company is required to maintain; fixed charge and cash flow leverage ratios of not less than 1.20:1 and not greater than 4.00:1, respectively. As of September 30, 2001, the Company was not in compliance with these covenants and has received a waiver from the bank as regards these requirements for the period ended September 30, 2001.

NOTE 6. SIGNIFICANT CUSTOMERS

In the nine month period ended September 30, 2001, three customers accounted for 25%, 16% and 14% of net sales. The Company does not have a written or oral contract with these customers. All sales are made through purchase orders.

NOTE 7. SIGNIFICANT SUPPLIERS

In the nine months ended September 30, 2001, the Company purchased 54% of its raw materials, components and supplies from one supplier in connection with sales to its largest customers. The Company also has an annually renewable Original Equipment Manufacturer (“OEM”) purchase agreement under which it purchases, adds value and resells its technology to the commercial printing industry. The Company intends to design and manufacture the products it now obtains under this OEM purchase agreement. However, should this OEM purchase agreement not be renewed before the Company has completed this product development, the Company’s ability to manufacture and deliver these products could be severely limited.

NOTE 8. STOCKHOLDERS’ EQUITY:

     From January 1, 2001 to September 30, 2001, the Company issued 550,000 Units at a price of $2.00 per unit for an aggregate of $1,100,000. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at a price of $2.00. For the nine-month period ended September 30, 2001, the Company received gross proceeds aggregating $110,906 as a result of the exercise of warrants previously issued.

     On September 19, 2001, the Board of Directors authorized the sale of 1,000,000 shares of the Corporation’s common stock, par value $.01, at a price of $2.00 per share to an unaffiliated entity.

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

     Logical intends to beta test the SOLUTION Series of printing systems with the ability to print variable data in color at speeds exceeding 250 feet-per-minute, as an alternative product for offset high-speed printing applications, during the fourth quarter of 2001. Logical’s color system, introduced as the DIGITALCOLORPRESS (“DCP”) will be offered during 2002 to production printing sites worldwide and as an upgrade alternative to the hundreds of current users of EBI printing systems.

COLOR

     Color, since 1989, has developed and manufactured products used in electronic printing and formulates and produces, from raw materials, black text and specialty toners, including color and MICR (magnetic ink characters which are used on checks and other financial documents). Color also supplies other consumable products, including toner cartridges, cartridge components, photoreceptors and imaging drums.

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

     Logical intends to beta test the SOLUTION Series of printing systems with the ability to print variable data in color at speeds exceeding 250 feet-per-minute, as an alternative product for offset high-speed printing applications, during the fourth quarter of 2001 and intends to begin selling them during 2002. In addition, Logical’s color system, the DIGITALCOLORPRESS (“DCP”) will be offered to production printing sites worldwide and as an upgrade alternative to the hundreds of current users of Delphax Printing System’s EBI technology.

OVERVIEW

Sales, for the nine months ended September 30, 2001, were primarily generated from the sale by Color of black text, color and MICR toners and related consumable products, including toner cartridges and the re-filling of certain toner cartridges. In the nine month period ended September 30, 2001, three customers accounted for 25%, 16% and 14% of net sales.

RECENT DEVELOPMENTS

The Company is a party to negotiations, and has incurred financial obligations aggregating $200,000 through September 30, 2001, in connection therewith, to acquire a manufacturing business. The parties have not reached a final agreement and the Company cannot make any assurances that a definitive agreement will be reached or reduced to writing.

During the third quarter the Company completed the final testing of its digital EBI color toning system and is preparing to beta test at two existing commercial printing installations during the fourth quarter 2001. The existing presses will be capable of printing computer driven high-speed digital variable data color applications directly on an unmodified commercial offset press.

The Company, during the third quarter, successfully finished the engineering evaluation of a new print head configuration for EBI printing. The EBI print head

(patent pending) incorporates a proprietary curved surface and when printing on an imaging cylinder generates a more uniform dot than prior technology. Accompanying the development of the print head was the introduction of an enhanced black text toner designed for duplex EBI printing applications. The Company intends to have the print cartridge and duplex toner available for quantity delivery during the first quarter 2002.

The Company entered into an agreement with Wall Street Consulting Corp dba Wall Street Advisors, Inc., a nonaffiliate, to issue and sell 1,000,000 shares of its common stock at $2.00 per share in exchange for $2 million on a promissory note without prepayment penalty. The agreement provides that a registration statement covering such shares be filed with the Securities and Exchange Commission within sixty (60) days, and the note is payable the earlier of six (6) months after the registration is declared effective or in twelve (12) months.

RESULTS OF OPERATIONS

The following table sets forth certain information derived from the Company’s unaudited consolidated statements of operations:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

	(PERCENTAGE OF NET SALES)
Net sales	100	100	100	100
Cost of sales	87	85	86	84
Gross profit	13	15	14	16
Administrative expenses	4	6	5	7
Research and development	2	4	3	4
Sales and marketing	4	3	4	4
Operating income (loss)	3	1	3	1
Interest expense	1	2	1	2
Depreciation and amortization	1	2	2	4
Income before taxes	2	-2	1	0
Provision for taxes	1	-1	0	0
Net income	2	-1	1	0

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES. The Company’s net sales were over $9.8 million for the three months ended September 30, 2001, inclusive of $5.4 million of product sold to the Company’s largest customer, or an increase of 63% compared to $6.0 million for the three month period ended September 30, 2000.

COST OF GOODS SOLD. Cost of goods sold increased by $3.5 million or 67% to $8.6 million in the three months ended September 30, 2001 from $5.1 million in the three months ended September 30, 2000. These increased costs were primarily due to increased net sales. Cost of goods sold as a percentage of net sales was 87% and 85% respectively in the third quarter of 2001 and 2000.

GROSS PROFIT. As a result of the above factors, gross profit increased 48% to $1,317,000 in the three months ended September 30, 2001 from $891,000 in the three months ended September 30, 2000. Gross profit as a percentage of net sales was 13% and 15% in the third quarter of 2001 and 2000, respectively.

GENERAL AND ADMINISTRATIVE, R&D, AND SELLING EXPENSES. General and administrative, R&D and selling expenses increased $203,000, or 25% to $1,014,000 in the three months ended September 30, 2001 from $811,000 in the three months ended September 30, 2000. General and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 10% in the third quarter of 2001 from 14% in the third quarter of 2000 due primarily to the 63% increase in sales. Administrative expenses increased $36,000 or 10% for the period. R&D expenses decreased $11,000 for the three months ended September 30, 2001 from the three months ended September 30, 2000, and, as a percentage of net sales decreased to 2% in the third quarter of 2001 from 4% in the third quarter of 2000, reflecting the higher sales level. Total R&D, inclusive of investments in patented technology which were capitalized, totaled $336,000 in the three months ended September 30, 2001, compared to $400,000 in the period ended September 30, 2000, or an overall decrease of 16%. Selling expenses increased by 90% to $375,000 for the three months ending September 30, 2001 from the three months ended September 30, 2000. Net of the reduction in the provision for doubtful accounts made in the third quarter of 2000, selling expenses increased by 52% for the third quarter 2001, reflecting the increases in staff, advertising, promotion, conference and other costs to achieve the 63% increase in revenues for the third quarter 2001.

OPERATING INCOME. As a result of the above factors the operating income increased by $223,000, to a profit of $303,000 in the three months ended September 30, 2001 from a profit of $80,000 in the three months ended September 30, 2000.

INTEREST AND FINANCE EXPENSE. Interest expense decreased $30,000 in the three months ended September 30, 2001 from $123,000 in the three months ended September 30, 2000, reflecting lower interest rates and reduced borrowings by the Company.

OTHER INCOME AND EXPENSE. Interest and other income increased by $17,000 in the three months ended September 30, 2001 from a loss of $2,000 in the three months ended September 30, 2000, while the Company experienced no losses from the disposal of assets or moving during the third quarter 2001, these expenses were $77,000 during the third quarter of 2000.

INCOME TAXES. As the result of the Company’s increased profit in the current year, the tax provision was $80,000 in the three months ended September 30, 2001 compared to a tax benefit of $67,000 for the comparable period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

NET SALES. Net sales were $23.5 million for the nine months ended September 30, 2001, or an increase of 51% compared to $15.5 million for the nine month period ended September 30, 2000, inclusive of $6.1 million, or 26% of net sales, sold to the Company’s largest customer.

COST OF GOODS SOLD. Cost of goods sold increased by $7.1 million or 55% to $20.1 million in the nine months ended September 30, 2001 from $13.0 million in the nine months ended September 30, 2000. This increase in cost was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 86% in the nine months ended September 30, 2001 from 84% in the nine month period of 2000. This increase in cost of sales is attributable to the Company’s higher sales associated with new business at a reduced profit margin.

GROSS PROFIT. As a result of the above factors, gross profit increased by $820,000 to $3,360,000 in the nine months ended September 30, 2001 from $2,540,000 in the nine months ended September 30, 2000. However, gross profit as a percentage of net sales decreased to 14% for the first nine months of 2001, from 16% for the similar period in 2000. This decrease in gross margin is primarily due to the sale of a significant amount of product to new customers at a reduced profit margin.

GENERAL AND ADMINISTRATIVE, R&D, AND SELLING EXPENSES. General and administrative, R&D and selling expenses increased $453,000 or 20% to $2,767,000 in the nine months ended September 30, 2001 from $2,314,000 in the nine months ended September 30, 2000. General and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 12% in the first nine months of 2001 from 15% in the similar nine month period of 2000. Administrative expenses increased $142,000 or 13% to $1,263,000 for the first nine months of 2001 or 5% of total revenues compared to 7% for the same period of 2000. R&D expenses increased by $36,000 or 6% to $621,000 in the nine months ended September 30, 2001 from $585,000 in the nine months ended September 30, 2000. However, during the nine month period ended September 30, 2001, the Company invested and capitalized an additional $371,000 in development, related to patented (U.S. Patent 5,834,150) toners for the Company’s digital high speed printing system. Total R&D inclusive of investments in patented technology totaled $992,000 in the nine months ended September 30, 2001, compared to $1,169,000 in the period ended September 30, 2000, or an overall decrease of 15%. Selling expenses increased by $275,000 or 45% to $883,000 for the nine months ending September 30, 2001 from the nine months ended September 30, 2000, compared to a 51% increase in revenues for the same period. Notwithstanding the reduction in the provision for doubtful accounts made in the third quarter 2000, the increase in selling expenses are primarily due to increased staff, advertising, promotion, and conference expenses.

OPERATING INCOME. As a result of the above factors, operating income increased by $367,000, to a profit of $593,000 for the nine months ended September 30, 2001, compared with a profit of $226,000 in the nine months ended September 30, 2000.

INTEREST EXPENSE. Interest expense decreased by $55,000 to $326,000 in the nine months ended September 30, 2001 from $381,000 in the nine months ended September 30, 2000. This decrease was primarily due to the decline in interest rates and the resultant cost of borrowing.

OTHER INCOME AND EXPENSE. Other income decreased by $244,000 for the nine months ended September 30, 2001, compared with 2000. The primary components of other income at September 30, 2000 were income from the sale of toner production equipment and a toner technology license to an unaffiliated company. Other expenses, non-recurring moving expenses, decreased from $243,000 to $10,000 for the periods ending September 30, 2000 to 2001.

INCOME TAXES. Income taxes increased by $87,000 to $98,000 for the nine months ended September 30, 2001 from a provision of $11,000 for the comparable period in 2000. This increase resulted from the Company’s increased profitability.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company’s working capital was approximately $1,057,000 and its current ratio was 1.1 to 1. At December 31, 2000, working capital was approximately $633,000 and its current ratio was 1.1 to 1.

Cash flows provided by operating activities were $622,000 in the nine months ended September 30, 2001, compared to $154,000 in the nine months ended September 30, 2000. The cash flows provided by operating activities in the nine months ended September 30, 2001 were higher than in the nine months ended September 30, 2000 due primarily to improved profitability and less of an increase in accounts and inventories in 2001 associated with the 51% growth in revenues in 2001 compared to 98% growth for the same period in 2000.

Cash flows used in investing activities were $770,000 and $2,292,000 in the nine months ended September 30, 2001 and 2000, respectively. This includes $396,000 and $584,000, respectively, invested in furthering the Company’s patented toner and digital color printing systems technologies. Included in investing activities at September 30, 2000 were $1,692,000 expended to acquire capital assets.

The Company has a $1.5 million revolving line of credit with an outstanding balance as of September 30, 2001 of $732,000. At the end of each month for the following month, the Company has the interest rate option of either the one month Libor interest rate in effect two business days before the first day of the month plus 2.50% or the Bank’s prime interest rate minus 0.25%. As of September 30, 2001, the interest rate was the one month Libor rate plus 2.50% (6.08%). This revolving line of credit has a December 31, 2001 expiration date.

The Bank has made available an additional line of credit of $500,000. The outstanding balance as of September 30, 2001 was $500,000. The additional line of credit has an expiration date of December 31, 2001, and bears an interest rate of the Bank’s prime interest rate plus 0.5% (6.50% at September 30, 2001).

Under the lines of credit, the Company is permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million and not to exceed 60 percent of the total outstandings). The Company has granted the Bank a security interest in all of the Company’s assets as security for the repayment of the lines of credit.

The Bank agreement contains various covenants which the Company is required to maintain: fixed charge and cash flow leverage ratios of not less than 1.20:1 and not greater than 4.00:1, respectively. As of September 30, 2001, the Company was not in compliance with these covenants and has received a waiver from the bank as regards these requirements for the period ended September 30, 2001.

Cash flows provided by financing activities for the nine months ended September 30, 2001 and 2000 were $453,000 and $1,122,000 respectively, and resulted primarily from $1,157,000 of proceeds from the sale of the Company’s common stock in 2001 and net borrowings of $883,000 under the Company’s various credit facilities and $346,000 of proceeds from the sale of the Company’s common stock in 2000.

To the extent that the funds generated from operating activities and availability under credit facilities are insufficient to finance the operating activities of the Company, the Company would need to raise additional funds through public or private financing. There can be no assurance that additional financing will be available on favorable terms, or at all. Through September 30, 2001, the Company has raised $1,157,000 from the sale of its common stock.

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

     Dependence on Suppliers. The Company is responsible for procuring raw materials for its products. The Company’s products incorporate technologies that are available from limited sources of supply. For the three and nine months ended September 30, 2001, the Company purchased 54% of its raw materials, components and supplies from one supplier. To the extent that these raw materials and components are unique, offered to the Company on terms not available elsewhere or have been specified by Customer(s) of the Company, should the Company be unable to obtain its raw materials and components from this one supplier, product shipments could be delayed or prevented, which could result in a loss in sales. If the Company is unable to meet existing orders or to enter into new orders because of a shortage of certain unique, or even more commonly available, raw materials and components, the Company will likely lose revenues and risk losing customers and harming its reputation in the marketplace.

     Dependence on a Limited Number of Customers. In the three and nine months ended September 30, 2001, three customers accounted for 53%, 0% and 20% and 25%, 16% and 14%, respectively, of the Company’s net sales. The Company does not have written or oral contracts with the customers and all sales are made through purchase orders. The loss of these customers could have a substantial and material adverse affect on the Company. The Company has in the past, and might in the future, lose one or more of its major customers. If the Company fails to continue to sell to its major customers in the quantities anticipated, or if any major customer terminates its relationship with the Company, the Company’s reputation, the perception of the Company’s products and technology in the marketplace and the growth of the business might be harmed.

     Development or Acquisition from Third Parties, Commercialization and Market Acceptance of Certain Products. The Company’s future success will depend, in large part, on successful development or acquisition from third parties, commercialization and market acceptance of MICR, color and black text toners for digital printers and copiers (“toners”) and its high-speed digital electron beam imaging (“EBI”) color printer, toning system and related consumable products. While the Company has successfully developed toners in the past and is in the later stages of developing and testing prototypes of its color EBI toning and printing system and related consumables, the Company has not commercialized many toners under development nor has it begun commercial manufacturing of its EBI color toning or printing system. The Company’s failure to successfully develop or obtain from others commercial versions of the preceding products or the failure of the products to achieve market acceptance would have a material adverse affect on the Company’s business, financial condition and results of operation.

     Competitive and Rapidly Changing Marketplace. There is significant competition in the toner and consumable products, and color printing systems industries in which the Company conducts its business. In addition, the market for color printers and related supplies is rapidly changing. Many of the Company’s competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. These competitors may be able to devote substantially more resources to developing their business than the Company. The Company’s ability to compete depends upon a number of factors within and outside of the Company’s control, including the success and timing of product introductions by the Company and its competitors, production costs, selling prices, product performance, product distribution, marketing ability and customer support.

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

     Short Product Life Cycles and Reductions in Unit Selling Prices. The markets in which the Company competes are characterized by rapidly evolving technology, frequent new product introductions and significant price competition. Consequently, short product life cycles and reductions in unit selling prices due to competitive pressures over the life of a product are common. The Company’s financial condition and results of operations could be adversely affected if the Company is unable to manufacture new, competitive products in a timely manner. The Company’s future success will depend on its ability to source from others, develop and manufacture technologically competitive products, price them competitively, and achieve cost reductions for existing products. Advances in technology will require increased investment to maintain or advance the Company’s market position.

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

     Limited Combined Operating History. The Company has a limited combined operating history that makes it difficult to evaluate the Company’s future prospects. Through June 2000, Color Image, Inc., which was merged with and into the Company, and Logical Imaging Solutions, Inc. were operated as independent entities. There can be no assurance that the Company will successfully integrate their operations or institute the necessary controls, systems and procedures, including accounting and financial reporting systems, to manage on a profitable basis any of the operations individually or the entire combined enterprise. While each of the Company’s officers or directors has substantial business experience, they have no experience in managing all of the different business operations in which the Company is engaged. Accordingly, there can be no assurance that the Company’s management will be able to effectively manage the combined entity or to effectively implement the Company’s internal growth strategy.

     Planned Growth through Acquisition. Management expects to grow the business of the Company through, among other things, acquisitions. The acquisition strategy is focused on businesses or technologies that management believes complement or expand the Company’s existing business. Acquisitions of this type involve a number of risks, including the possibility that the operations of the acquired company will be unprofitable or that management attention will be diverted from the day-to-day operation of the Company’s business. An unsuccessful acquisition could reduce the Company’s margins or otherwise harm the Company’s financial condition, including impairing its liquidity and resulting in its being in non-compliance with financial institution covenants. Any acquisition could result in a dilutive issuance of equity securities, the incurrence of debt and the loss of key employees. In addition, certain benefits of these acquisitions may be dependent on the Company taking certain actions which may result in one-time or recurring charges or expenses (including goodwill impairment) which, depending on the action taken, may be material. The Company cannot make any assurances that any acquisitions will be successfully completed or that, if one or more acquisitions are completed, the acquired businesses, client lists, products or technologies will generate sufficient revenue to offset the associated costs of other acquisitions or other adverse effects.

     Key Personnel. The Company’s future success depends to a significant extent on the continued services of senior management and other key personnel. The loss of the services of any of the Company’s executive officers or other key employees could harm the Company’s business. The Company’s future success also depends on the Company’s ability to attract, retain and motivate highly skilled employees. Competition for qualified employees in the industries in which the Company engages is intense. If the Company fails to hire and retain a sufficient number of qualified employees, the Company’s business can be adversely affected.

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

PART II: OTHER INFORMATION

ITEM 2 -CHANGES IN SECURITIES

     From July 1, 2001 to September 30, 2001, the Company issued 150,000 Units at a price of $2.00 per unit for an aggregate of $300,000. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at a price of $2.00. No general forms of advertising were used in connection with this issuance of the Units. No underwriters were used in connection with the issuance of the Units and no commissions were paid to any person. The sale and issuance of Units was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

11.1 Computation of Earnings Per Common Share

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLOR IMAGING, INC.

/s/ MICHAEL W. BRENNAN

November 2, 2001	Michael W. Brennan
Chairman and Chief Executive Officer

/s/ MORRIS E. VAN ASPEREN

Morris E. Van Asperen
Executive Vice President and Chief Financial Officer