Form 10KSB40
period 2001-12-31
COLOR IMAGING INC
filed 2002-04-01
CIK 820906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-18450

COLOR IMAGING, INC.
(Exact name of small business issuer in its charter)

Delaware	13-3453420

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

4350 Peachtree Industrial Boulevard, Suite 100, Norcross, Georgia 30071
(Address of principal executive offices)

Issuer telephone number, including area code: (770) 840-1090 Fax (770) 242-3494

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer’s revenues for the most recent fiscal year were $30,521,167.

     The aggregate market value of the Common Stock of the Issuer held by non-affiliates of the Issuer on February 1, 2002, based on the average closing bid and asked price of $2.885 of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $16,088,970.

     The number of shares of the Issuer’s Common Stock outstanding as of March 1, 2002, was 11,124,175 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check One): Yes __; No XX

COLOR IMAGING, INC.

ANNUAL REPORT ON FORM 10-KSB

PART I

Item 1. Description of Business.

BACKGROUND

     Color Imaging, Inc., formerly known as Advatex Associates, Inc., was incorporated in Delaware in 1987. On May 16, 2000, Advatex Associates, Inc., Logical Acquisition Corp., Color Acquisition Corp., Logical Imaging Solutions, Inc. and Color Image, Inc. entered into a Merger Agreement and Plan of Reorganization, as amended (Merger Agreement) pursuant to which Logical Acquisition Corp. merged with and into Logical Imaging Solutions, Inc. and Color Acquisition Corp. merged with and into Color Image, Inc. (the Merger) whereby Logical Imaging Solutions, Inc. and Color Image, Inc. became wholly-owned subsidiaries of Advatex Associates, Inc.

     On July 7, 2000, pursuant to a vote of the stockholders, the Company changed its name to Color Imaging, Inc. On December 31, 2000, Color Image, Inc. was merged with and into Color Imaging, Inc.

OVERVIEW

     The Company, Color Imaging, Inc. (OTCBB: CIMG), develops, manufactures and markets products used in electronic printing, analog and digital copiers and high-speed digital printing. These high-speed digital printing systems print in real-time directly on offset presses. Offset presses are presses that utilize plates and ink to print on paper and other materials. The Company conducts its business through two separate operating units, Color Imaging, Inc. (Color) and Logical Imaging Solutions, Inc. (Logical). Color develops, purchases from others and markets electronic printing products, including black text, color, magnetic ink character recognition and specialty toners, and provides other parts and accessories for laser printers and analog and digital copiers. Logical designs, manufactures and integrates components made by third parties into a complete printing system and offers technical support and supplies in connection therewith. Logical’s printing system allows commercial printers to digitally process and print data that may change from page to page, also known as variable data, and images at very high speeds directly on commercial offset web presses. This capability saves time and money for both the printer and its customer.

COLOR

     Since 1989, Color has developed, manufactured and marketed products used in electronic printing and photocopying. Color formulates and produces black text and specialty toners, including color and magnetic character recognition toners for numerous laser printers and a number of facsimile machines and photocopiers. Color’s toners permit the printing of a wide range of user-selected colors and also the full process color printing of cyan, yellow, magenta and black. Magnetic character recognition toners enable the printing of magnetic characters that are required for the high-speed processing of checks and other financial documents. Color also supplies other consumable products used in electronic printing and photocopying, including toner cartridges, cartridge components, photoreceptors and imaging drums.

     Color has continually expanded its product line and manufacturing capabilities. This expansion has led to the creation of approximately 400, with over 100 in use today, different black text, color, magnetic character recognition and specialty toner formulations, including aftermarket toners and imaging products for printers and facsimile machines manufactured by Brother™, Canon™, Delphax™, Hewlett Packard™, IBM™, Lexmark™, Sharp™, Xerox™, Minolta™, Mita™, Panafax™, Pentax™, Pitney Bowes™, Epson™, Fuji-Xerox™, Toshiba™, Kyocera™, Okidata™,

Panasonic™, and printing systems developed by Logical. Color also manufacturers and or markets toners for use in Ricoh™, Sharp™, Xerox™, Canon™, Lanier™ and Toshiba™ copiers. Color also offers product enhancements, including imaging supplies that enable standard laser printers to print magnetic character recognition data. Color markets branded products directly to OEMs and aftermarket products worldwide to distributors. In addition, aftermarket products for laser printers and digital and analog copiers are also marketed to remanufacturers and to dealers, respectively.

LOGICAL

     Logical designs, assembles and markets a complete printing system, SOLUTION2000, to commercial printers. When installed directly on an offset printing press, the SOLUTION2000 expands printing capabilities to include the printing of variable data and images, including bar codes, magnetic ink character recognition and unlimited alphanumeric sequencing. These functions allow commercial printers to digitally process and print variable data at extremely high speeds where previously they were able to only print fixed images from printing plates or cylinders installed on their offset printing presses. Since its founding in 1993, Logical’s development efforts have focused on creating a revolutionary high-speed digital variable data printing system for commercial printing applications that combines software, hardware and consumable products. Logical also offers a full line of consumable products, including toners, print cartridges and toner fusing assemblies. Logical’s strategy is to continually build an installed base of printer systems that will generate a recurring demand for these consumable products.

     Logical is currently installing a DigitalColorPress, a Solution series of printing systems incorporating color printing capabilities, at a customer’s facility for testing. The DigitalColorPress can print variable data in color at rates exceeding 250 pages-per-minute. This is in contrast to other products that do not print directly on the press and print at speeds of approximately 85 pages per minute. Logical believes that this represents an attractive alternative for high-speed offset printing applications because it reduces steps and labor in the print process. Logical intends to market the DigitalColorPress color printing system during 2002 as an enhancement to existing Solution series installations and as an upgrade for other printing systems.

Market Overview

     Color’s market for imaging products is the installed base of electronic printing devices; laser printers and facsimile machines and analog and digital copiers. Color competes within this market with products supplied by the OEM manufacturers and with other suppliers of aftermarket imaging products. Additional products in this category include enhancement products that extend the capabilities of the OEM’s product, such as magnetic ink character recognition toners that enable the printing of magnetic characters on checks and other financial documents. Products are primarily marketed worldwide and regionally to distributors of imaging products who sell to dealers and large end-users. To a lesser extent, the Company sells to remanufacturers and a few dealers directly. The Company believes that the worldwide aftermarket for imaging products during 2001 was approximately $1.25 billion with an annual growth rate of 8 percent per annum.

     Commercial offset presses print fixed data from printing plates which are prepared prior to the printing process. Every printed item or page in typical offset printing is a replication of the same page many times. Offset printing is further characterized by printing using inks that are transferred from plates to paper with print rates at times exceeding 500 pages per minute. Offset printed products include; newspapers, books, stationary, forms, brochures, advertising materials, etc. Data processing printers, on the other hand, print variable data, primarily black text, which can produce an unlimited stream of variable data or images at typical print rates of 150 pages per minute. The Company believes that the value of the printed materials produced by commercial printers was approximately $160 billion in 2000 and that the 2000 market for press and data processing printing equipment was approximately $7 billion.

     Logical’s market for printing systems, upgrades and consumable products is the Company’s installed base of Solution series printing systems. Each of these systems represents an opportunity to upgrade to a DigitalColorPress, and represents a continued and expanding revenue source for Logical’s evolving line of consumable products. Logical’s long-term objective is to provide an upgrade option for offset commercial presses that replaces the conventional printing plate and inking processes with a computer controlled pre-press and on-press production color printing capability.

Strategy

     The Company’s objective is to become the leading independent supplier of imaging products and to alter the landscape in the commercial printing industry by providing a faster and more economical method of high-speed color production printing.

     The key elements of the Company’s strategy with regard to imaging products include expanding toner product offerings, increasing vertical integration by supplying complete toner and cartridge devices, capitalizing on the expertise of producing specialty toners, exploiting the efficiencies associated with the investment made in new manufacturing facilities and expanding into new geographic markets and broadening the Company’s sales channels.

     Color’s development of new toner products is focused on providing an aftermarket product for electronic printing devices that achieves a high level of market acceptance. Color endeavors to offer equivalent toner products with equal or better quality at lower prices than the OEM’s toner product.

     Color is committed to increasing the value added of its toner products to the end user by providing not only the toners but the toner cartridge or canister that is compatible with the OEM’s equipment. Color believes that by developing toner cartridge and canister devices for specific electronic printing or copying machines, and integrating those devices with compatible toners, the market for Color’s toner products will expand. Color believes that this approach will also result in increased gross margins.

     Color will continue to emphasize its high margin specialty toner capability, primarily color and magnetic ink character recognition toners, while providing lower margin black text toners in commodity bulk to a number of large customers. The bulk quantity of black text toners are required to maximize the efficiencies of Color’s manufacturing plant and justify the capital investment in the production equipment. The availability of this complete manufacturing process and equipment allows for the continued expansion of specialty toner products.

     Logical’s strategy is to provide a continuing series of software, hardware and consumable products for the existing base of commercial printers employing electron beam imaging printing on their offset presses. This product strategy envisions the installation of the DigitalColorPress on those offset presses to produce digital color printing at press speeds and the elimination of many conventional pre-press functions. Logical intends to continue to place production printing equipment in service thereby creating a market for its consumable products.

Recent Developments

     In February 2002 Color added the parts most often replaced, at prices that are believed to be highly competitive, to its product catalog for Canon™, Ricoh™ and Toshiba™ digital copiers. To further expand Color’s copier business, Color introduced its digital copier toners and parts to the industry at the Imaging Technology Education & Exposition (“ITEX”) trade show in Las Vegas from February 5th through the 7th. 2002. Copier toners and related cartridge and canister devices accounted for over 65% of the Color’s net sales during the year ended December 31, 2001. By offering these copier parts Color intends to become a better, more efficient supplier to its customers while further increasing its revenues and improving its margins.

     Color anticipates the completion of the remainder of its factory expansion early in the second quarter of 2002. Color believes that the doubling of capacity during 2002 will increase manufacturing efficiencies, reduce cost of sales, and increase competitiveness.

     On January 21, 2002 Logical received the first order for its new high-speed, web-based (directly on the offset press) variable data printing system, known as the DigitalColorPress. The DigitalColorPress consists of the integration of proprietary software, printer control units and print engines, utilizing non-magnetic color toners. The initial system will be installed at Joe Daley & Sons, Inc. in Los Angeles, California. Logical is in the process of installing the system at the customer’s plant, and acceptance testing by the customer is expected to begin in April 2002.

     During February 2002 the Company received the Notice of Allowance from the U.S. Patent and Trademark Office that its patent application and claims in connection with its print cartridge designed for digital printing using electron beam imaging technologies was to be granted.

     In December 2001, the Company filed a registration statement with the Securities and Exchange Commission on Form SB-2 covering the resale of approximately 4 million shares of its common stock by certain of its stockholders.

     In March 2002, the Company decided to pursue additional equity financing by including for its offer and sale up to 4 million shares of its common stock and 4 million shares of common stock underlying warrants in the registration statement on Form SB-2 filed in December 2001. The Company intends to use the proceeds of this offering for general working capital purposes, including to carry increased levels of accounts receivable and inventory, change certain purchasing arrangements to reduce the costs of related materials and temporarily reduce its institutional borrowings by paying down its revolving line of credit. Approximately $425,000 may be used to retire institutional debt and $1 million to repay borrowing from affiliates.

     In March 2002, the Company rescinded two transactions with stockholders who owned a total of 1,025,000 shares of common stock and warrants to purchase 525,000 shares of common stock. The Company cancelled the shares and warrants issued to such investors. The financial statements for the year ended December 31, 2001 have been retroactively adjusted to reflect the rescission of these two transactions.

     The Company has revised its accounting treatment for the merger completed in June 2000 from a pooling-of-interests to the purchase method in accordance with guidance provided by the Securities and Exchange Commission Staff Accounting Bulletin Topic 2A and APB 16, regarding business combinations. The financial information contained in this report is in conformity with the purchase method of accounting for the merger, and the Company will amend previous filings with the Securities and Exchange Commission for the periods ending June 30, 2000 through September 30, 2001 to reflect the change in accounting treatment.

Marketing and Distribution

     The Company markets and distributes its products worldwide through its direct sales force. Color’s products are marketed primarily to distributors, OEMs and rechargers, while Logical’s products are marketed directly to commercial printers.

     In the twelve months ended December 31, 2001, the Company’s sales were primarily generated from the sale of black text, color and magnetic ink character recognition toners and related consumable products, including toner cartridges and the re-filling of certain toner cartridges. During this period, three imaging products customers accounted for 41%, 16% and 12% of net sales. Though the Company’s sales are on purchase orders, these customers typically issue purchase orders three months in advance of the product delivery date and provide the Company with an additional two month rolling forecast. While future orders may vary from the forecasts by as much as 20%, it has been the Company’s experience that the orders generally coincide with the customer’s forecast.

Competition

     The markets for the Company’s products are competitive and subject to rapid changes in technology. Color in particular competes principally on the basis of quality, flexibility and service, and as a full-service provider with a pricing strategy that reflects quality and reliability.

     Color’s competitors in the toner market include large businesses with significantly greater resources in the high-volume commodity toner market, as well as smaller companies in the specialty, color and magnetic ink character toner markets. In addition, other companies offer remanufactured toner cartridges and printer parts that are lower priced.

     Color’s strategy requires that it continue to develop and market new and innovative products at competitive prices. New product announcements by Color’s principal competitors, however, can have, and in the past have had, a material adverse effect on the Company’s financial results. Such new product announcements can quickly undermine any technological competitive edge that one manufacturer may enjoy over another and set new market standards for quality, speed and function. Furthermore, knowledge in the marketplace about pending new product announcements by Color’s competitors may also have a material adverse effect on the Company inasmuch as purchasers of these products may defer purchasing decisions until the announcement and subsequent testing of such new products.

     In recent years, Color and its principal competitors, all of which have significantly greater financial, marketing and technological resources than the Color, have regularly lowered prices on both printer and copier imaging supplies and are expected to continue to do so in the future. Color is vulnerable to these pricing pressures which, if not mitigated by cost and expense reductions, may result in lower profitability and could jeopardize Color’s ability to grow or maintain market share. The Company expects that, as it competes more successfully with its larger competitors, the Company’s increased market presence may attract more frequent challenges, both legal and commercial, from its competitors, including claims of possible intellectual property infringement.

     Canon™, Xerox™ and Ricoh™ are the market leaders in the toner market whose aggregate sales Color believes represent approximately 75% to 85% of worldwide toner sales. As with the Company’s other products, if pricing pressures are not mitigated by cost and expense reductions, Color’s ability to maintain or build market share and profitability could be adversely affected.

     Like certain of Color’s competitors, Color is a supplier of laser printer kits and parts. Color cannot assure you that Color will be able to compete effectively for a share of this business. In addition, Color cannot assure you that Color’s competitors will not develop new compatible laser printer products that may perform better or sell for less than Color’s products. Independent manufacturers compete for the aftermarket business under either their own brand, private label, or both, using price, aggressive marketing programs, and flexible terms and conditions to attract customers. Depending on the product, prices for compatible products produced by other manufacturers are offered below Color’s prices, in some cases significantly below Color’s prices.

     Logical’s commercial printing products and services have few direct competitors due to the specialization of these products. Logical’s indirect competitors offer alternative products that use other printing technologies such as inkjet or xerography with different speed and print resolution capabilities. Unlike xerography, electron beam imaging prints on the offset press and at higher speeds than xerography. Electron beam imaging also requires less system maintenance than an inkjet system. Delphax Printing Systems, a wholly owned subsidiary of Check Technology Corporation who acquired Delphax from Xerox Corporation in December 2001, is a supplier of electron beam imaging print engines to Logical and others, but to Logical’s knowledge does not market a system to commercial printers for on-press applications. Delphax, considered the leader in electron beam imaging technology, has been supplying systems to the data processing market for over twenty years, and does not, to Logical’s knowledge, supply software or systems capable of printing in color. Check Technology Corporation, who recently changed its name to Delphax Technologies, Inc., a supplier of check printing equipment, does not to Logical’s knowledge, offer software or systems capable of printing in color or any other on-press application. However, in view of this sale, Delphax could become a direct competitor of Logical or could stop supplying its products to Logical.

     The Company believes that the synergy between Color and Logical with respect to printing systems and proprietary consumable products will enhance both operations as the Company’s consumable supply side grows with printing system sales.

Manufacturing

     The Company operates a toner manufacturing facility in Norcross, Georgia, having relocated its operations to this facility during 1999 and 2000. The Company has made significant capital investment in this facility to increase production capacity and improve manufacturing efficiencies to lower its processing costs of its toner products. The installation and successful testing of additional equipment is to be completed by the beginning of the second quarter 2002 and is an integral part of the Company’s plan to further increase production capacity, improve efficiency and to significantly lower the costs of the Company’s toner products. The Company’s goal for the last three years has been to reduce average toner product costs by one-half, in response to management’s assessment of the continuing price reductions for these products in the marketplace.

     Logical’s electron beam imaging, DigitalColorPress and Solution series printer system development and support organization is located in Santa Ana, California. Logical’s strategy at this facility is to integrate the best technical expertise and components available for the products that comprise its printing system. Logical’s software and product design and development activities are in the Santa Ana facility.

Materials

     The Company procures a wide variety of components for use in its manufacturing processes, including raw materials, such as chemicals and resins, electro-mechanical components and assemblies. Although many of these components are standard off- the-shelf parts that are available from multiple sources, the Company often utilizes preferred supplier relationships to ensure more consistent quality, cost and delivery. Often Color’s toner formulations are dependent on one or more materials produced by only one vendor, since the formula was developed based on that material’s unique characteristics. Alternative materials exist, but the differences in performance characteristics could require Color to modify the original formula and/or its manufacturing processes to obtain a marketable product based on the new material. Further, some components are only available from one supplier, including certain custom chemicals, application specific integrated circuits and other semiconductors. In addition, the Company sources some print engines and other finished products from original equipment manufacturers. Should these components not be available from any one of these suppliers, there can be no assurance that production of certain of the Company’s products would not be disrupted. In the event that these components are not available to the Company, the Company’s production could be disrupted. Such a disruption could materially harm the Company’s business.

Research and development

     The Company’s research and development activities for the past several years have focused on black text, specialty, color and magnetic ink character ink toner formulations, and the development of electron beam imaging technologies and supplies. The Company’s commitment to increasing revenues through new product introductions requires research and development expenditures, innovative designs, significant development and testing activities and functional solutions.

     The Company’s research and development expenditures, increased $119,000, or 16%, to $883,000 in 2001 from $764,000 in 2000. It is necessary to make strategic decisions from time to time as to which technologies will produce products with the greatest future potential. Occasionally, a customer will ask Color to develop toner products for their exclusive resale, and in that event the customer will generally financially support Color’s development activities. In turn, Color will also occasionally work with suppliers to develop proprietary technology for Color’s exclusive use. These strategic relationships have benefited the Company in the past, and the Company intends to continue to pursue such relationships for new products. The Company’s software, electrical and mechanical engineers, chemists and consultants are focused on development of printing systems and consumables that will increase efficiency, lower production costs or improve the quality of Logical’s electron beam imaging commercial printing products. With certain products, the Company may elect to purchase key components from third party suppliers, such as electron beam imaging print engines or related parts and consumables for electron beam imaging technology until Logical has proprietary products of its own. The Company cannot predict whether it can continue to develop the technologically advanced products required to remain competitive or that such products will achieve market acceptance.

Intellectual Property

     The Company seeks to protect technology, inventions and improvements that the Company considers important through the use of trade secrets and in some cases patents. The Company currently holds. U.S. patent number 5,834,150 issued on November 10, 1998 and expiring in July 2014. This patent covers toners for Logical’s high speed printing system and certain other toner fusing methods. The Company previously filed patent application for other technology related to high speed digital printing. In February 2002 the Company received the Notice of Allowance from the U.S. Patent and Trademark Office that its patent application and claims in connection with its print cartridge designed for digital printing using electron beam imaging technologies was to be granted. There can be no assurance, however, that the Company’s patents will provide competitive advantages for the Company’s products, or that such rights will not be challenged or circumvented by competitors. In addition, there can be no assurance that any patents covered under any pending patent applications will be issued. Claims made under patent applications may be denied or significantly narrowed and the issued patents, if any, may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could result in adverse decisions as to the priority of the Company’s inventions.

     While the Company does not believe that any of its products infringe any valid claims of patents or other proprietary rights held by third parties, there can be no assurance that these products do not infringe any patents or other proprietary rights held by third parties. If an infringement claim were made, the costs incurred to defend the claim could be substantial and adversely affect the Company, even if the Company were ultimately successful in defending the claim. If the Company’s products were found to infringe any proprietary right of a third party, the Company could be required to pay significant damages or license fees to the third party or cease production. Litigation may also be necessary to enforce patent rights held by the Company, or to protect trade secrets or techniques owned by the Company. Any such claims or litigation could result in substantial costs and diversion of effort by management.

     While the Company is seeking to protect its electron beam imaging technology, the Company does not pursue patent protection for other technology because the benefit of doing so is out weighed by the cost. Specifically, the Company believes patent protection is of limited usefulness in areas other than electron beam imaging technology because competitors have the ability (even if the Company had a patent) to develop substantially equivalent technology. Therefore the Company relies on trade secrets and other unpatented proprietary technology. There can be no assurance that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to the Company’s proprietary technology. The Company also seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company’s trade secrets will not otherwise become known to or independently developed by competitors.

Employees

     As of December 31, 2001, the Company had ninety-two (92) employees, including one (1) part-time employee. None of the Company’s employees is represented by a labor union or is covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers relations with employees to be good.

Environmental and Regulatory Matters

     Color’s toner supplies manufacturing operations are subject to domestic and international laws and regulations, particularly relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. In this regard Color is required to have a permit in order to conduct various aspects of its business. The Air Protection Branch of the State of Georgia’s Department of Natural Resources Environmental Protection Division (the Division) issued a permit to the Company in 2000 to construct and operate a copier and printer toner manufacturing facility at the Company’s headquarters location. The permit is conditioned upon compliance by the Company with all the provisions of the Georgia Air Quality Act, and specifically the Rules, Chapter 391-3-1, in effect. In addition to operating and maintaining the equipment, in a manner consistent with good air pollution control practice to minimize emissions, the Company must maintain records, conduct tests as directed by the Division, and comply with certain allowable emissions and operational limitations. The permit is subject to revocation, suspension, modification or amendment for cause, including evidence of noncompliance by the Company. Compliance with these laws and regulations in the past has not had a material adverse effect on the Company’s capital expenditures, earnings or competitive position. There can be no assurance, however, that future changes in environmental laws or regulations, or in the criteria required to obtain or maintain necessary permits, will not have a material adverse effect on the Company.

Item 2. Description of Property.

     The Company currently leases approximately 180,000 square feet in Norcross, Georgia that serves as executive headquarters and houses manufacturing facilities, research and development and sales and marketing under a lease that expires March 2009. The lease includes three options to extend the term for five years each. The Company also leases approximately 4,000 square feet in Santa Ana, California under a month-to-month lease. Management considers the present facilities to be sufficient for the Company’s current operations.

Item 3. Legal Proceedings.

     The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Common Equity and related Stockholder Matters.

     The Company’s Common Stock is traded on the Over the Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “CIMG.” Prior to July 7, 2000, the Common Stock was traded on the OTC Bulletin Board under the symbol “ADTX.” The following table sets forth the high and low bid prices of the Common Stock for the quarters indicated as quoted on the OTC Bulletin Board.

	2000		2001

	HIGH	LOW	HIGH	LOW

First Quarter	$2.2792	$1.2344	$3.0000	$2.1250
Second Quarter	5.6980	1.3298	2.2500	1.7500
Third Quarter	5.5000	2.0000	2.8000	1.7000
Fourth Quarter	4.4375	2.0000	4.1000	2.0000

     The above quotations represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

     As of February 1, 2002, there were approximately 350 holders of record of Company common stock.

     From October 1, 2001 to December 31, 2001, we issued 912,960 Units at a price of $2.00 per unit for an aggregate of $1,825,920. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at a price of $2.00. The offer and sale, inclusive of finder’s fees, was made to approximately 20 investors each of whom was either an affiliate, temporary insider, or an accredited investor. The Company also issued additional warrants at no cost to five investors to purchase a total of 1,312,880 shares of common stock at a price of $2.00. The additional warrants were issued to each investor because each had made a total investment in our securities of at least $300,000. No general forms of advertising were used in connection with the issuance of the Units. An issuance with respect to 25,000 shares of common stock and 25,000 shares of common stock underlying warrants in December 2001 was rescinded in March 2002 and the shares and warrant issued cancelled. The Company paid a cash finder’s fee to J.G. Myers & Company and Lexington Ventures, Inc. in the amount of $5,280 and $28,320, respectively. The Company also paid a cash finder’s fee to Michael Edson, an individual, in the amount of $25,920. The Company also paid a finder’s fee to two individuals, John G. Myers and Larry Gordon, in the form of warrants to purchase 58,951 and 70,886 shares, respectively, of the Company’s common stock at a price of $2.00 per share. Exclusive of finder’s fees, all but 4 investors paid cash. Of the 4 investors that paid by recourse promissory note without interest, 2 have paid their notes in full and 2 have outstanding balances as of the date hereof. In each case of payment by promissory note except one, the investor paid the par value in cash. The one investor subsequently paid the promissory note in full. The sale and issuance of the Units was exempt from the registration provisions of the Securities Act of 1933,as amended (the Act), pursuant to Section 4(2) thereof.

     From October 1, 2001 to December 31, 2001, previously issued warrants to purchase 2,462,500 shares of common stock were exercised via a cashless exercise resulting in the issuance of 1,104,815 shares of common stock. The issuance of the shares upon exercise of such warrants was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

     On October 30, 2001, the Company issued and sold 1,000,000 shares of common stock to one accredited investor in exchange for $2 million. The purchase price was $2.00 per share, of which $10,000 was payable in cash and $1,990,000 was payable in the form of a recourse promissory note, payable at the earlier to occur of (i) six months after the registration statement covering the shares offered hereby is declared effective or (ii) twelve months from the date of the purchase agreement. The Company also agreed to issue up to 500,000 warrants to purchase common stock of the Company to the investor in the event it resells the shares at a purchase price of at least $2 per share. These warrants are exercisable for one year at an exercise price of $2 per share. The sale and issuance of such securities was exempt from the registration provisions of the Act, as amended, pursuant to Section 4(2) thereof. This transaction was subsequently rescinded and the shares issued to the investor were cancelled.

     The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company’s Board of Directors deems relevant.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

OVERVIEW

     On June 28, 2000, Color Imaging, Inc., formerly known as Advatex Associates, Inc. (Advatex) merged with Logical Imaging Solutions, Inc. (Logical) and Color Image, Inc. (Image) and Logical and Image became wholly-owned subsidiaries of Advatex. The Company previously accounted for the merger as a pooling-of-interests and has since revised its accounting treatment for the merger to the purchase method in accordance with guidance provided by the Securities and Exchange Commission Staff Accounting Bulletin Topic 2A and APB 16, regarding business combinations. The financial information contained in this report is in conformity with the purchase method of accounting, and the historical financial statements are those of Logic. The assets, liabilities and operating results of Image are only included in the consolidated financial statements of the Company from the date of acquisition, June 28, 2000, or for only the last six months of the year ended December 31, 2000 and for the full year ended December 31, 2001.

     Net sales, for the year that ended on December 31, 2001, were primarily generated from the sale of Color’s black text, color and MICR toners and related consumable products, including toner cartridges and the re-filling of certain toner cartridges. Revenue is recognized from the sale of products when the goods are shipped to the customer. In the year ended December 31, 2001, a distributor of imaging supplies accounted for approximately 41% of net sales. The sales to this customer consists primarily of analog copier products, and as the result are expected to decline over time unless these declining sales to this customer are offset by the sale of digital copier products. The Company does not have a written or oral contract with this customer. All sales are made through purchase orders. Consistent with the purchase orders and forecasts provided the Company by its major customer for 41% of its business, the Company provides this supplier with purchase orders three months in advance and an additional rolling forecast for two months. The Company and this supplier communicate regularly and meet at least twice annually to assess developments in the industry and changes in the business expected from the Company’s customers to maintain an efficient supply chain. In April 2001 the Company changed its purchasing arrangement with this supplier to FOB origination from FOB destination, and pricing was adjusted to reflect the change to costs.

     Logical’s sales for printing systems and related software and consumable products for the year that ended on December 31, 2001 represented 2 percent of the Company’s net revenue.

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

     Deferred charges include fees and costs related to the activities associated with the planned acquisition of business assets that the Company has determined have a future economic benefit. These expenditures are then capitalized into the cost of the assets upon acquisition. Management reviews these assets whenever the circumstances and situations change such that there is an indication that the carrying amount is not recoverable. When management’s best estimate of the future economic benefit of these assets is less than the carrying amount, the carrying amount is reduced to the fair value and a write-off is recognized.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information derived from the Company’s consolidated statements of operations and expressed as a percentage of net sales. All periods reflect the operating results of Logical, while the operating results of Image are only included from after the date of the merger, June 28, 2000.

	DECEMBER 31,

	2001	2000	1999

	(PERCENT OF NET SALES)
Net sales	100	100	100
Cost of goods sold	85	85	66
Gross profit	15	15	34
Administrative expense	6	7	73
Deferred charge write-off	1	0	0
Research and development	3	6	73
Sales and marketing	4	4	0
Operating income	1	-2	-112
Interest and bond expense	1	2	3
Depreciation and amortization	2	3	1
Income before taxes	0	-8	-113
Provision for taxes (credit)	0	-3	-45
Net Income (Loss)	0	-5	-68

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET SALES. Our net sales were $30.5 million for the year ended December 31, 2001, or an increase of 152% compared to $12.1 million for the year ended December 31, 2000. Of the $30.5 million in net sales, $30.0 million were attributable to laser printer and copier products of Color. The remainder, $0.5 million of sales was generated by Logical’s sales of high speed printing systems related consumable products. The revenue increase from copier products from $7.3 million to $20.7 million from 2000 to 2001 was $13.4 million, or 184%. Had the entire year of Image’s operations been included in the year 2000, the copier product sales for 2000 would have been $12.1 million and the increase only $8.6 million or 71%. We believe that sales of laser printing products will increase in future periods as a result of our factory expansion to be completed in the second quarter of 2002. We further believe that completion of these tasks, with the resulting added capacity and increased production, will increase manufacturing efficiencies and competitiveness and reduce cost of sales.

COST OF GOODS SOLD. Cost of goods sold increased by $15.7 million or 152% to $26.0 million in the year ended December 31, 2001 from $10.3 million in the year ended December 31, 2000. Had Image’s entire year 2000 been included, cost of goods sold would have increased by $8.1 million or 45%. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales remained at 85% in the year ended December 31, 2001.

GROSS PROFIT. As a result of the above factors, gross profit increased to $4.5 million in the year ended December 31, 2001 from $1.8 million in the year ended December 31, 2000. Gross profit as a percentage of net sales, however, in the year ended December 31, 2001 remained the same as December 31, 2000 at 15%. During 2002, with the completion of the factory expansion, management believes that both the gross profit dollars and percentage will improve over that achieved in 2001.

OPERATING EXPENSES. Operating expenses increased $1,869,000 or 88% to $3,994,000 in the year ended December 31, 2001 from $2,125,000 in the year ended December 31, 2000. Had the entire year of Image’s been included in the year 2000, these expenses would have increased approximately 16%. Notwithstanding the deferred charge write-off, general and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 13% in the year 2001 from 17% in the year ended December 31, 2000. General and administrative expenses increased by $809,000, or 91%, primarily as the result of only reflecting Image’s expenses for the last half of the year 2000. Had Image’s expenses been included for the entire year 2000, the increase would have been 15%, and that increase was largely due to increased professional fees and payroll as the result of the expanded operations of the Company. Selling expenses increased by $725,000, or 154%, in the year ended December 31, 2001 compared to the year ended December 31, 2000. Had Image’s selling expenses been included for the entire year 2000, the increase would have been $315,000, or 36%, in the year ended December 31, 2001 compared to the year ended December 31, 2000. Selling expenses increased primarily as the result of the increased marketing costs associated with the increased revenues from copier products. Research and development expenses increased by $119,000, or 16%, to $883,000 in the year ended December 31, 2001. Research and development expenses as a percentage of net sales decreased to 3% in the year 2001, from 6% in the year 2000, reflecting the higher sales level. Research and development expenses, particularly in connection with toner formulation and manufacturing process development, are expected to increase further during 2002.

DEFERRED CHARGE WRITE-OFF. An expense of $215,000 was recorded in the year ended December 31, 2001, for expenditures related to activities in connection with an acquisition of a manufacturing business that was not consummated. $53,000 of this expense was incurred during the year ended December 31, 2000 and $162,000 during the year ended December 31, 2001.

OPERATING INCOME. As a result of the above factors the operating income increased by $820,000, to a profit of $474,000 in the year ended December 31, 2001 from a loss of $346,000 in the year ended December 31, 2000.

INTEREST AND FINANCE EXPENSE. Interest expense increased by $176,000 in the year ended December 31, 2001 from the year ended December 31, 2000. Had Image’s interest expense for the entire year 2000 been included in interest and finance expenses, these expenses would have actually decreased $72,000 in the year ended December 31, 2001 from $489,000 in the year ended December 31, 2000.The decrease on a full year basis was primarily the result of lower interest rates and secondarily the result of reduced interest bearing debt levels.

OTHER INCOME. Other income increased by $434,000 from expenses of $404,000 to income of $30,000 in the year ended December 31, 2001 from the year ended December 31, 2000. This increase was primarily due to not having the expenses in 2001 for the relocation of the Company’s manufacturing facilities and disposal of equipment that was experienced during 2000.

INCOME TAXES. As the result of the Company’s increased profit in the current year, income tax provisions were $37,000 for the year ended December 31, 2001 compared to a tax credit of $333,000 for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, our working capital was approximately $2,612,000 and our current ratio was 1.3 to 1. At the year ended December 31, 2000, working capital was approximately $617,000 and our current ratio was 1.1 to 1. The increase in our liquidity was primarily due to approximately $2,500,000 of cash flow from the sale of our common stock during the year ended December 31, 2001.

     Cash flows used in operating activities were $1,133,000 in the year ended December 31, 2001 compared to $815,000 provided by operating activities in the year ended December 31, 2000. The cash flows used in operating activities in the year ended December 31, 2001 increased primarily due to the substantial payments made to reduce trade payables during 2001. The increase in inventories resulted primarily from a change to purchasing terms, resulting in about one-half of our purchases now being made freight on board at origination. As the result, $800,000 of the $875,000 increase in inventory is inventory that is in transit.

     Cash flows used in investing activities were $732,000 in the year ended December 31, 2001. Included in cash flows used in investing activities in the year ended December 31, 2001, was $464,000 invested in furthering our patented toner and digital color printing systems technologies and $322,000 in other capital expenditures.

     We have a $2.5 million revolving line of credit with an outstanding balance as of December 31, 2001 of $1,462,000. At the end of each month, for the following month, the Company has an interest rate option of either the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50% or the Bank’s prime interest rate minus 0.25%. As of December 31, 2001, the interest rate was the one-month Libor rate of 2.25% plus 2.50% (4.75%). This revolving line of credit has a June 30, 2002 expiration date.

     Under the line of credit, we are permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million and not to exceed 60 percent of the total outstanding). We have granted the Bank a security interest in all of our assets as security for the repayment of the lines of credit.

     On February 7, 2002 the Bank modified the covenants that we are required to maintain, reducing the minimum fixed charge coverage ratio from 1.20 to 1 to 1.05 to 1 and increasing the maximum cash flow leverage ratio from 4.00 to 1 to not greater than 5.00 to 1. As the result of this modification to the covenants, the Company is in compliance with the Bank’s loan covenants.

     Cash flows provided by financing activities for the twelve months ended December 31, 2001 and December 31, 2000 were $1,921,000 and $720,000 respectively, and resulted primarily from proceeds from the sale of the Company’s common stock during both years.

     Through December 31, 2001, the Company raised $2,500,000 from the sale of the Company’s common stock and exercise of warrants. However, funds generated from operating activities and availability under credit facilities is expected to be insufficient to finance the Company’s plans to expand operating activities and investing activities in 2002. The Company anticipates that it will need to raise approximately $1 million to fund these activities. To meet these requirements the Company intends to seek financing from its affiliates and/or engage in sales of it securities. The Company has received its bank’s consent to borrow up to $1.4 million from affiliates. The Company has borrowed $500,000 during the first quarter 2002 from an officer to meet vendor commitments for products. The Company intends to repay this borrowing from future sales of the Company’s common stock. Notwithstanding the Company’s success in obtaining financing in the amount of $500,000, funds on hand will be insufficient to meet the Company’s planned need for an additional $500,000 consisting of $200,000 for products and $300,000 in capital improvements. The Company believes that these activities will further increase sales and reduce manufacturing costs. The Company intends to fund these planned activities by either borrowing the additional funds from affiliates or selling its securities. There can be no assurance that additional financing will be available on favorable terms or that the proceeds from the sale of the Company’s securities will be available to meet these planned operating and investing activity requirements to expand the Company’s business and improve its operating margins.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND INFORMATION CONCERNING FORWARD -LOOKING STATEMENTS

Factors That May Affect Future Results and Information Concerning Forward - Looking Statements

     Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as believes, expects, may, will, should or anticipates or by discussions of strategy that involve risks and uncertainties. From time to time, the Company has made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding anticipated future revenues, sales, operations, demand, competition, capital expenditures, credit arrangements, and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the business of the Company. The Company cannot predict whether future developments affecting the Company will be those anticipated by management, and there are a number of factors that could adversely affect the Company’s future operating results or cause the Company’s actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, those discussed in the sections titled The Company and Management’s Discussion and Analysis and the factors set forth below:

Risks related to Company’s business:

     The Company anticipates that it will need to raise additional capital or obtain funding to finance certain of its planned operating and investing activities over the next twelve months.

     The Company’s failure to raise additional capital in the approximate amount of $500,000 may significantly limit the Company’s ability to finance certain operating and investing activities that the Company believes will generate additional revenues and reduce manufacturing costs. Specifically, the Company will need to borrow or raise additional funds to meet the additional planned $200,000 of vendor commitments and $300,000 in capital improvement commitments. The Company may not be able to obtain additional financing at commercially reasonable rates, or at all. The Company’s failure to obtain additional funds would significantly limit or eliminate the Company’s ability to conduct the foregoing activities or it may have to curtail or eliminate other activities. The Company anticipates that it will seek additional funding through the public or private sales of its securities. That could include financing through equity securities, or through commercial or private financing arrangements. Adequate funds may not be available when needed or on terms acceptable to the Company, or at all. In the event that the Company is not able to obtain additional funding on a timely basis, the Company may be required to limit any proposed operations, research and development or expansion.

The success of approximately 40% of the Company’s business depends on a supplier approved by its customer for that business.

     Some of the Company’s products incorporate technologies that are available from a particular supplier that has been approved by one of the customers of the Company. Approximately 40% of the Company’s sales for the twelve months ended December 31, 2001 were derived from products limited to a specific supplier. For the twelve months ended December 31, 2001, the Company purchased 51% of its raw materials, components and supplies from the same supplier. The Company does not have a written agreement with this or any other supplier. The Company relies on purchase orders to provide it with the supplies needed. Should the Company be unable to obtain the necessary materials from this supplier, product shipments could be prevented or delayed, which could result in a loss of sales. If the Company were unable to fulfill existing orders or accept new orders because of a shortage of materials, the Company would likely lose revenues and risk losing customers.

The success of the Company’s business depends on a limited number of customers.

     In the twelve months ended December 31, 2001, three customers accounted for approximately 70% of the Company’s net sales. The Company does not have contracts with these customers and all of the sales to them are made through purchase orders. While the Company’s products typically go through the customer’s required qualification process, which the Company believes gives the Company an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from the Company. The loss of any of these customers, including through an acquisition or other business combination could have a substantial and adverse effect on the Company’s business. The Company has in the past, and may in the future, lose one or more major customers. If the Company does not sell products or services to customers in the quantities anticipated, or if a major customer terminates its relationship with the Company, market perception of the Company’s products and technology, growth prospects, and financial condition and results of operation could be harmed.

The Company’s success is dependent on our ability to successfully develop, or acquire from third parties products that the Company can commercialize and that achieve market acceptance.

     The challenges the Company faces in implementing its business model include establishing market acceptance of existing products and services and successfully developing or acquiring new product lines that achieve market acceptance. The Company must successfully commercialize the products that are currently being developed, and continue to acquire from third parties parts, materials and finished product that can be integrated into finished products or sold as the Company’s products. While the Company has successfully developed toners in the past and is in the late stages of developing and testing several new toners and is installing its first DigitalColorPress employing electron beam imaging technologies, the Company has not commercialized many of the toners that are under development or fully commercialized for manufacturing the DigitalColorPress. While the Company has in the past acquired from third parties materials and products that the Company has been successful in selling, there can be no assurance that parts, materials or products for new products will be available or will achieve market acceptance. If the Company fails to successfully commercialize products the Company develops or acquires from third parties, or if these products fail to achieve market acceptance, the Company’s financial condition and results of operation would be seriously harmed.

The Company’s success is dependent on the Company’s ability to utilize available manufacturing capacity.

     The Company recently expanded its manufacturing capacity by acquiring new manufacturing equipment and moving to its larger, present factory location. The Company intends to continue to expand capacity by placing in service additional manufacturing equipment by the beginning of the second quarter of 2002. To fully utilize these new additions to the factory, new formulations for toner have to be developed specifically for manufacture on this new equipment or orders for larger quantities of existing toners must be obtained. While the Company has been successful in developing formulas for new equipment in the past and increasing sales of many of its existing toner products, the Company’s continued success will be dependent on its ability to develop additional formulations or increase it sales from existing formulations and manufacture the toners with the new equipment to achieve a reduction in production costs. The Company cannot assure you that it will be successful in developing all of the formulations needed in the future or that it will be able to manufacture toner at a lower production cost on a regular basis or that such products will achieve market acceptance. If the Company is not successful, or if the Company’s historical business declines as the result of our efforts in this area, the Company’s business will be materially and adversely affected.

The Company intends to grow revenues through an acquisition strategy that may prove unsuccessful.

     The Company intends to pursue acquisitions of businesses or technologies that management believes complement or expand the existing business. Acquisitions of this type involve a number of risks, including the possibility that the operations of any business that are acquired will be unprofitable or that management attention will be diverted from the day-to-day operation of the existing business. An unsuccessful acquisition could reduce profit margins or otherwise harm the Company’s financial condition, by, for example, impairing liquidity and causing non-compliance with lending institution’s financial covenants. In addition, any acquisition could result in a dilutive issuance of equity securities, the incurrence of debt or the loss of key employees. Certain benefits of any acquisition may depend on the taking of one-time or recurring accounting charges that may be material. The Company cannot predict whether any acquisition undertaken by the Company will be successfully completed or, if one or more acquisitions are completed, whether the acquired assets will generate sufficient revenue to offset the associated costs or other adverse effects.

The Company’s success depends on its ability to develop or acquire intellectual property rights.

     The Company’s success depends in part on the Company’s ability to develop proprietary toner formulas and manufacturing processes, obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent the Company from obtaining technology of others and could otherwise adversely affect the Company’s operating results, cash flows, financial position or business, as could expenses incurred enforcing intellectual property rights against others or defending against claims that the Company’s products infringe the intellectual property rights of others.

The Company’s intellectual property protection is limited.

     While the Company has one patent and has received the Notice of Allowance from the U.S. Patent and Trademark Office for another patent, on the whole the Company does not rely on patents to protect proprietary rights. The Company does rely on a combination of laws such as trade secrets and contractual restrictions such as confidentiality agreements to protect proprietary rights. Despite any precautions the Company has taken:

     . laws and contractual restrictions might not be sufficient to prevent misappropriation of the Company’s technology or deter others from developing similar technologies; and

     . policing unauthorized use of the Company’s products is difficult, expensive and time-consuming and the Company might not be able to determine the extent of this unauthorized use.

     Therefore, there can be no assurance that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to the Company’s proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of the Company’s proprietary technology could enable third parties to benefit from the Company’s technology without paying the Company which could significantly harm our the Company’s business.

Acts of domestic terrorism and war have impacted general economic conditions and may impact the industry and the Company’s ability to operate profitably.

     On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C. On October 7, 2001, the United States launched military attacks on Afghanistan. As a result of those terrorist acts and acts of war, there has been a disruption in general economic activity. The demand for printing products and services may decline as layoffs in the transportation and other industries affect the economy as a whole. There may be other consequences resulting from those acts of terrorism, including civil disturbance, war, riot, epidemics, public demonstration, explosion, freight embargos, governmental action, governmental delay, restraint or inaction, quarantine restrictions, unavailability of capital, equipment, personnel, which we may not be able to anticipate. These terrorist acts and acts of war may continue to cause a slowing of the economy, and in turn, reduce the demand for printing products and services, which would harm the Company’s ability to make a profit. The Company is unable to determine the long-term impact, if any, of these incidents or of any acts of war or terrorism in the United States or worldwide on the U.S. economy, on the Company or on the price of the Company’s common stock.

The Company depends on the efforts and abilities of certain officers and directors to continue the Company’s operations and generate revenues.

     The Company’s success depends to a significant extent on the continued services of senior management and other key personnel. While the Company does have employment, non-compete and confidentiality agreements with executive officers and certain other key individuals, these agreements may be terminated by either party upon giving the required notice. The loss of the services of any of the Company’s executive officers or other key employees could harm the Company’s business. The Company’s success also depends on the Company’s ability to attract, retain and motivate highly skilled employees. Competition for qualified employees in the industries in which the Company operates is intense. If the Company fails to hire and retain a sufficient number of qualified employees, the Company’s business will be adversely affected.

Compliance with government regulations may cause the Company to incur unforeseen expenses.

     The Company’s black text, color and magnetic character toner supplies and manufacturing operations are subject to domestic and international laws and regulations, particularly relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for treatment, storage and disposal of solid and hazardous wastes. In addition, the Company is subject to regulations for storm water discharge, and as a requirement of the State of Georgia have developed and implemented a Storm Water Pollution Prevention Plan. The Company is also required to have a permit in order to conduct various aspects of its business. Compliance with these laws and regulations has not in the past had a material adverse affect on the Company’s capital expenditures, earnings or competitive position. There can be no assurance, however, that future changes in environmental laws or regulations, or in the criteria required to obtain or maintain necessary permits, will not have a material adverse affect on the Company’s operations.

The Company sells a significant portion of its products internationally, which exposes the Company to currency fluctuations and other risks.

     The Company sells a significant amount of product to customers outside of the United States. International sales accounted for 24.5% of net sales in the twelve months ended December 31, 2001 and 10.8% in the fiscal year ended December 31, 2000. The Company expects that shipments to international customers will continue to account for a material portion of net sales. Most products are priced in U.S. dollars, but because the Company does sell products in Europe denominated in Euros, fluctuations in the Euro could also cause the Company’s products there to become less affordable or less competitive or the Company may sell some products at a loss to otherwise maintain profitable business from a customer. Most of the Company’s products sold internationally are on open account, giving rise to the added costs of collection in the event of non-payment. Further, should a product shipped overseas be defective, the Company would experience higher costs in connection with a product recall or return and replacement. The Company cannot assure you that these factors will not have a material adverse effect on the Company’s international sales and would, as the result, adversely impact the Company’s results of operation and financial condition.

The Company’s quarterly operating results fluctuate as a result of many factors.

     The Company’s quarterly operating results fluctuate due to various factors. Some of these factors include the mix of products sold during the quarter, the availability and costs of raw materials or components, the costs and benefits of new product introductions, and customer order and shipment timing. Because of these factors, the Company’s quarterly operating results are difficult to predict and are likely to vary in the future.

Risks relating to the Company’s industry:

The Company operates in a competitive and rapidly changing marketplace.

     There is significant competition in the toner, consumable imaging products and color printing systems industries in which the Company operates. In addition, the market for digital color printers and copiers and related consumable products is subject to rapid change. Many competitors, both the original equipment manufacturers and other after market firms, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than does the Company. These competitors may be able to devote substantially more resources to developing their business than can the Company. The Company’s ability to compete depends upon a number of factors, including the success and timing of product introductions, marketing and distribution capabilities and the quality of the Company’s customer support. Some of these factors are beyond the Company’s control. In addition, competitive pressure to develop new products and technologies could cause the Company’s operating expenses to increase substantially.

The Company’s products have short life cycles and are subject to frequent price reductions.

     The markets in which the Company operates are characterized by rapidly evolving technologies, frequent new product introductions and significant price competition. Consequently, the Company’s products have short life cycles, and the Company must frequently reduce prices in response to product competition. The Company’s financial condition and results of operations could be adversely affected if it are unable to manufacture new and competitive products in a timely manner. The Company’s success depends on the Company’s ability to develop and manufacture technologically advanced products, price them competitively, and achieve cost reductions for existing products. Technological advances require sustained research and development efforts, which may be costly.

The Company’s financial performance depends on the Company’s ability to successfully manage inventory levels, which is affected by factors that may be beyond the Company’s control.

     The Company’s financial performance depends in part on the Company’s ability to manage inventory levels to support the needs of new and existing customers. The Company’s ability to maintain appropriate inventory levels depends on factors that may be beyond the Company’s control, including unforeseen increases or decreases in demand for the Company’s products and production and supply difficulties. Demand for the Company’s products can be affected by product introductions or price changes by competitors or by the Company, the life cycle of the Company’s products, or delays in the development or manufacturing of the Company’s products. The Company’s operating results and ability to increase the market share of the Company’s products may be adversely affected if the Company is unable to address inventory issues on a timely basis. In addition, competitive pressure to develop new products and technologies could cause the Company’s operating expenses to increase substantially.

Risks relating to owning the Company’s common stock:

The Company’s officers, directors and principal stockholders own approximately 48% of the Company’s outstanding shares of common stock, allowing these stockholders to control matters requiring approval of the stockholders.

     As a result of such ownership as of December 2001 by the Company’s officers, directors and principal stockholders, investors will have limited control over matters requiring approval by the stockholders, including the election of directors. Such concentrated control may also make it difficult for the stockholders to receive a premium for their shares of the Company’s common stock in the event we enter into transactions that require stockholder approval. In addition, certain provisions of

Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company.

Exercise of warrants and options will dilute existing stockholders and could decrease the market price of the Company’s common stock.

     As of December 31, 2001, as well as on March 1, 2002, the Company had issued and outstanding 11,124,175 shares of common stock and outstanding warrants and options to purchase 1,145,102 additional shares of common stock. In March 2002 the Company rescinded two transactions with stockholders that reduced the issued and outstanding shares by 1,025,000 and the warrants to purchase common shares of the Company by 525,000, respectively. The existence of the remaining warrants and options may adversely affect the market price of the Company’s common stock and the terms under which the Company could obtain additional equity capital.

     The Company’s ability to raise additional capital through the sale of its securities registered on its registration statement on Form SB-2, or otherwise, may be harmed by competing resales of the Company’s common stock by its stockholders.

     The price of the Company’s common stock could fall if selling stockholders sell substantial amounts of the Company’s common stock. Such sales could make it more difficult for the Company to sell securities covered by its Form SB-2 registration statement at the time and price the Company deems appropriate. To the extent selling stockholders offer to and sell their shares of common stock to investors for less than the price offered by the Company, the Company’s offering of its securities on Form SB-2, or otherwise, would be adversely affected. In addition, potential investors may not be interested in purchasing shares of the Company’s common stock on any terms if selling stockholders sell substantial amounts of the Company’s common stock.

Effectiveness of the Company’s registration statement on Form SB-2 will dilute existing stockholders and could decrease the market price of the Company’s common stock.

     The Company has filed a registration statement on Form SB-2 covering the resale of approximately 4 million shares of its common stock owned by certain stockholders. In addition, the Company intends to expand this registration statement to add approximately 4 million shares of common stock and 4 million shares of common stock underlying warrants to be offered and sold by the Company. Once the Company’s registration statement is declared effective, selling stockholders would be able to sell approximately 4 million shares of the Company’s common stock and the Company would be able to sell the equivalent of 8 million shares of its common stock. The sale of common stock and warrants covered by the registration statement by the Company or selling stockholders will dilute existing stockholders and may adversely affect the market price of the Company’s common stock.

The Company’s common stock is listed on the Over-The-Counter Bulletin Board, which may make it more difficult for stockholders to sell their shares and may cause the market price of the Company’s common stock to decrease.

     Because the Company’s common stock is listed on the Over-The-Counter (OTC) Bulletin Board, the liquidity of the Company’s common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of the Company. As a result, prices for shares of the Company’s common stock may be lower than might otherwise prevail if the Company’s common stock was traded on NASDAQ or a national securities exchange, like the American Stock Exchange.

The Company’s stock price may be volatile and an investment in the Company’s common stock could suffer a decline in value.

     The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, some of which are beyond the Company’s control. These factors include:

•	progress of the Company’s products through development and marketing;

•	announcements of technological innovations or new products by the Company or competitors;

•	government regulatory action affecting the Company’s products or competitors’ products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	actual or anticipated fluctuations in the Company’s operating results;

•	the loss of key management or technical personnel;

•	the loss of major customers or suppliers;

•	the outcome of any future litigation;

•	changes in the Company’s financial estimates by securities analysts;

•	fluctuations in currency exchange rates;

•	general market conditions for emerging growth and technology companies;

•	broad market fluctuations;

•	recovery from natural disasters; and

•	economic conditions in the United States or abroad.

The Company’s charter documents and Delaware Law may have the effect of making it more expensive or more difficult for a third party to acquire, or to acquire control, of the Company.

     The Company’s certificate of incorporation makes it possible for the Board of Directors to issue preferred stock with voting or other rights that could impede the success of any attempt to change control of the Company. The Company’s certificate of incorporation and bylaws eliminate cumulative voting which may make it more difficult for a minority shareholder to gain a seat on the Company’s Board of Directors and to influence Board of Directors’ decision regarding a takeover. Delaware Law prohibits a publicly held Delaware corporation from engaging in certain business combinations with certain persons, who acquired our securities with the intent of engaging in a business combination, unless the proposed transaction is approved in a prescribed manner. This provision has the effect of discouraging transactions not approved by our Board of Directors as required by the statute which may discourage third parties from attempting to acquire the Company or to acquire control of the Company even if the attempt would result in a premium over market price for the shares of common stock held by the Company’s stockholders.

     While the Company reassesses material trends and uncertainties affecting the Company’s financial condition and results of operations in connection with the preparation of quarterly and annual reports, the Company does not intend to review or revise, in light of future events, any particular forward-looking statement.

     The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this report, in any of the Company’s public filings or press releases or in any oral statements made by the Company or any of the Company’s officers or other persons acting on the Company’s behalf. The important factors that could affect forward-looking statements are subject to change, and the Company does not intend to update the foregoing list of certain important factors. By means of this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements that is provided by Section 27A and Section 21E referred to above.

Item 7. Financial Statements.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders Color Imaging, Inc.
Norcross, Georgia

     We have audited the accompanying consolidated balance sheets of Color Imaging, Inc. (a Delaware corporation) and subsidiary as of December 31, 2001 and 2000 (as restated — see Note 3), and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Color Imaging, Inc. and subsidiary as of December 31, 2001 and 2000 (as restated — see Note 3), and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

LAZAR LEVINE & FELIX LLP

New York, New York
February 15, 2002,
except for the 3rd and 4th
paragraphs of Note 8(A)
the date of which is
March 20, 2002

COLOR IMAGING, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	2001	2000

		(as restated —
		see Note 3)
- ASSETS -
CURRENT ASSETS:
Cash	$395,327	$339,348
Accounts receivable — net of allowance for doubtful accounts of $100,000 for 2001 and 2000	3,030,995	3,562,120
Inventories	6,056,042	5,181,248
Deferred taxes	277,239	155,526
Related party portion of IDR bond — current	79,596	76,032
Other current assets	339,141	401,143

TOTAL CURRENT ASSETS	10,178,340	9,715,417

PROPERTY, PLANT AND EQUIPMENT — NET	8,438,826	8,256,430

OTHER ASSETS:
Patent/intellectual property	5,000	5,000
Deferred income tax	312,000	467,984
Related party portion of IDR bond	818,500	898,096
Other assets	225,204	269,626

	1,360,704	1,640,706

	$19,977,870	$19,612,553

- LIABILITIES & STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Revolving credit lines	$1,462,416	$1,399,000
Accounts payable	4,898,665	6,665,322
Current portion of notes payable	369,198	343,408
Current portion of bonds payable	335,000	320,000
Other current liabilities	501,086	370,765

TOTAL CURRENT LIABILITIES	7,566,365	9,098,495

LONG TERM LIABILITIES:
Notes payable	1,359,000	1,698,058
Bonds payable	3,445,000	3,780,000

LONG TERM LIABILITIES	4,804,000	5,478,058

TOTAL LIABILITIES	12,370,365	14,576,553

COMMITMENTS & CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, authorized 20,000,000 shares; 10,099,175 and 7,490,948 shares issued and outstanding on December 31, 2001 and 2000, respectively	100,992	74,909
Additional paid-in capital	9,873,939	7,229,293
Stock subscription receivable	(149,000)	—
Accumulated deficit	(2,218,426)	(2,268,202)

	7,607,505	5,036,000

	$19,977,870	$19,612,553

See notes to consolidated financial statements.

COLOR IMAGING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

		(as restated -
		see Note 3)
SALES	$30,521,167	$12,108,132
COST OF SALES	26,053,501	10,329,418

GROSS PROFIT	4,467,666	1,778,714

OPERATING EXPENSES:
Administrative	1,698,836	889,742
Deferred charge write-off	215,371	—
Research and development	883,115	764,286
Sales and marketing	1,196,458	470,625

	3,993,780	2,124,653

INCOME (LOSS) FROM OPERATIONS	473,886	(345,939)

OTHER INCOME (EXPENSE):
Interest and other (expense)	39,183	(147,988)
Interest and financing costs	(417,107)	(241,037)
Non-recurring moving expenses	(9,570)	(256,212)

	(387,494)	(645,237)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	86,392	(991,176)
PROVISION (BENEFIT) FOR INCOME TAXES	36,616	(332,792)

NET INCOME (LOSS)	$49,776	$(658,384)

INCOME (LOSS) PER COMMON SHARE:
Basic	$.01	$(.09)
Diluted	$.01	$(.09)
WEIGHTED AVERAGE SHARES OUTSTANDING	7,985,071	7,055,763

See notes to consolidated financial statements.

COLOR IMAGING, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

			Additional	Stock		Total
		Common	Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Stock	Capital	Receivable	Deficit	Equity

Balance at December 31, 1999 (as restated — see Note 3)	3,999,987	$40,000	$3,343,430	$—	$(1,609,818)	$1,773,612
Acquisition of Image	3,000,000	30,000	3,194,039	—	—	3,224,039
Exercise of stock warrants	46,211	462	91,960	—	—	92,422
Common stock issued in private placement	444,750	4,447	885,053	—	—	889,500
Net loss for the year	—	—	—	—	(658,384)	(658,384)

Balance at December 31, 2000 (as restated — see Note 3)	7,490,948	74,909	7,229,293	—	(2,268,202)	5,036,000
Exercise of stock warrants	55,452	555	110,349	—	—	110,904
Exercise of stock warrants, cashless	1,104,815	11,048	(11,048)	—	—	—
Common stock, issued for services	10,000	100	24,900	—	—	25,000
Common stock, issued in private placement	1,437,960	14,380	2,520,445	(149,000)	—	2,385,825
Net income for the year	—	—	—	—	49,776	49,776

Balance at December 31, 2001	10,099,175	$100,992	$9,873,939	($149,000)	$(2,218,426)	$7,607,505

See notes to consolidated financial statements.

COLOR IMAGING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

		(as restated —
		see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,776	$(658,384)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	603,100	379,117
Deferred income taxes	34,271	(154,294)
Compensatory shares	25,000	—
Decrease (increase) in:
Accounts and other receivables	718,471	207,672
Inventories	(874,794)	683,183
Prepaid expenses and other assets	(134,727)	63,065
Due from related party under IDR bond	76,032	81,706
Increase (decrease) in:
Accounts payable and accrued liabilities	(1,630,229)	212,450

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,133,100)	814,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(785,496)	(2,319,955)
Other assets	53,805	(53,805)
Patents and intellectual properties	—	(5,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(731,691)	(2,378,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	63,416	(644,135)
Proceeds from long-term debt	27,865	500,000
Proceeds from sale of stock	2,496,729	981,922
Principal payments of long-term debt	(667,240)	(118,068)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,920,770	719,719

NET INCREASE (DECREASE) IN CASH	55,979	(844,526)
Cash at beginning of year	339,348	1,183,874

CASH AT END OF YEAR	$395,327	$339,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$417,107	$241,037

See notes to consolidated financial statements.

COLOR IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE 1. DESCRIPTION OF COMPANY:

On May 16, 2000, Color Imaging, Inc., formerly known as Advatex Associates, Inc. (Advatex), Logical Acquisition Corp. (LAC), Color Acquisition Corp. (CAC), Logical Imaging Solutions, Inc. (Logical) and Color Image, Inc. (Image) entered into a Merger Agreement and Plan of Reorganization, as amended (Merger Agreement), pursuant to which LAC merged with and into Logical and CAC merged with and into Image (the Merger) and Logical and Image became wholly-owned subsidiaries of Advatex. Pursuant to the Merger Agreement, stockholders of Logical and Image exchanged their common stock for shares of common stock of Advatex. A reverse stock split of one share of common stock for 6.0779 shares of common stock was simultaneously approved for the then existing Advatex common stock. Subsequently, the equity interests in Logical were converted by virtue of the Logical Merger into approximately 3,000,000 newly issued shares of Advatex common stock, on the basis of 1.84843 Advatex Common Shares for each one share of common stock of Logical. The equity interests in Image were converted by virtue of the Image Merger into approximately 3,000,000 newly issued shares of the Advatex common stock on the basis of 15 Advatex common shares for each one share of common stock of Image. The above transactions were consummated on June 28, 2000.

Prior to the completion of the above referenced transaction, Advatex was a non-operating, fully reporting, public shell, and both Logical and Image were privately owned operating enterprises. By the terms of the Merger Agreement and Plan of Reorganization, the combination was contingent upon the agreement of all of the enterprises, and it was, therefore considered a single business combination.

Image and Logical each received the same number of shares and both the board of directors and executive officers of the Company were equally divided between the managements of Logical and Image. However, since the majority of the voting stock was held by directors coming from Logical or including former Logical directors, Logical was determined to be the accounting acquirer in the reverse merger with Advatex, based upon guidance provided by Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) Topic 2A and APB 16, regarding Business Combinations.

The fair market value of the shares being issued in the reverse acquisition transaction could not be determined and accordingly, the transaction was valued at the fair market value of the issuer’s net assets, which approximated their carrying value. As a result, and consistent with treatment of a merger between a non-operating public shell and privately held entity, no goodwill was recognized.

Concurrently with the above transaction, Advatex, the legal acquirer, issued 3,000,000 shares of common stock (with a per share value of $1.00 as determined in the aforementioned reverse acquisition by Logical of Advatex) in exchange for the outstanding shares of Image. This transaction was accounted for under the purchase method of accounting (see Note 3 — Restatement). The fair value of the Image’s assets was reviewed to determine the allocation of the cost of the purchase to tangible and intangible assets, including goodwill. Management determined that no adjustment to the financial statements of Image was necessary, and that the fair value of the tangible and intangible assets of Image was equivalent to their respective book values and no goodwill was recognized in this transaction. The historical financial statements are those of Logical, and the assets, liabilities and operating results of Image are only included in the consolidated financial statements of the Company from the date of acquisition, June 28, 2000.

The following unaudited pro forma results of operations were developed assuming the acquisition had occurred at the beginning of the earliest period presented.

Year Ended December 31,2000
(Unaudited Proforma Data)

Net sales	$21,204,435
Net loss	(517,934)
Loss per share	$(0.07)

NOTE 1. DESCRIPTION OF COMPANY (CONTINUED):

On July 7, 2000, by a vote of the majority of stockholders, Advatex Associates, Inc. (Advatex), changed its name to Color Imaging, Inc. (the Company or Color) and approved the reverse stock split. On December 31, 2000, Image merged into Color with Color being the surviving entity. At December 31, 2001, there were 11,124,175 shares of the common stock of the Company issued and outstanding. During March 2002 two transactions for the sale of 1,025,000 shares of the Company’s common stock were rescinded.

Color develops, manufactures and markets products used in electronic printing and photocopying. Color designs, manufactures and delivers black text toners, specialty toners, including color and MICR (magnetic ink characters used on checks and other financial documents). Color also supplies other consumable products used in electronic printing and photocopying, including toner cartridges, cartridge components, photoreceptors and imaging drums.

Logical’s development efforts have focused on creating a digital variable printing process that provides high-speed, color printing systems for commercial applications. Logical designs, manufactures and delivers complete printing systems, including software, control units and print engines to its customers.

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

C. FINANCIAL INSTRUMENTS:

The carrying amount of the Company’s financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt, approximates their fair value at December 31, 2001 and 2000.

D. CONCENTRATION OF CREDIT RISK:

Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, marketable securities and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and marketable securities and at December 31, 2001 its investments were in cash held in highly rated financial institutions. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring cash in advance, payment by credit card, letters of credit or guarantees. The Company’s customer base is comprised principally of domestic distributors, remanufacturers of laser printing consumable products and commercial printers. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2001.

E. CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

F. INVENTORIES:

Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method for raw materials, work-in-process and finished goods. Costs in inventory include materials, direct labor, and applied manufacturing overhead.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     Depreciation of the Company’s property, plant, and equipment is computed using the straight-line method. The average estimated useful lives are as follows:

Years

Leasehold improvements	10
Machinery and equipment	5 — 10
Furniture and fixtures	7 — 10

H. INTANGIBLE ASSETS:

Intangible assets are comprised of patents and intellectual property. All intangible property is amortized by the straight-line method, over their respective useful lives, commencing upon completion of commercialization. Intangibles are periodically reviewed to assess recoverability from future operations using undiscounted cash flows in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”. To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

I. STOCK-BASED COMPENSATION:

The Company grants stock options for a fixed number of shares of common stock to employees with an exercise price equal to the fair value of the common stock at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, (FAS 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

K. REVENUE RECOGNITION:

Color designs, manufactures and sells toner used in electronic printing. Revenue from such product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all significant obligations of the Company have been satisfied. Both Logical and Color supply consumable products used in electronic printing and revenue from the sale of such consumables is also recognized when the goods are shipped. Sales of the printing systems designed and manufactured by Logical have been negligible through December 31, 2001, and accordingly, the Company has not generated revenues from warranty contracts and/or services provided for installation and maintenance.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

K. REVENUE RECOGNITION (CONTINUED):

The Company recognizes revenues in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial statements (SAB 101). As a result, the publication of SAB 101 did not have an impact on the Company’s financial statements.

L. ADVERTISING COSTS:

In accordance with SOP No. 93-7, Reporting on Advertising Costs, the Company expenses all advertising expenditures as incurred. The Company incurred $57,473 and $33,226 in advertising costs during 2001 and 2000, respectively.

M. RESEARCH AND DEVELOPMENT EXPENSES:

Research and development costs are charged to expense when incurred and aggregated $883,115 and $764,286 for 2001 and 2000, respectively.

N. EARNINGS (LOSS) PER COMMON SHARE:

Earnings per common share are calculated under the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Since the Company reported a loss from operations in 2000, the exercise of stock options and warrants was not assumed since the result would be antidilutive.

O. FOREIGN CURRENCY TRANSACTIONS:

During 2001, the Company began selling its products in certain overseas markets where the prices were denominated in Euros. All balance sheet accounts resulting from foreign transactions are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and statements of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables (or payables) are included in the consolidated statements of operations. As of December 31, 2001, there were no material balance sheet items resulting from foreign currency transactions. Losses from the settlement of foreign receivables aggregated $1,876 for the year ended December 31, 2001 and is included in other expense on the statements of operations.

P. DEFERRED CHARGES:

The Company defers certain expenditures related to the activities associated with the acquisition of business assets, which the Company has determined have a future economic benefit. These expenditures are then capitalized into the cost of the assets upon acquisition. Management reviews these assets whenever the circumstances and situations change such that there is an indication that the carrying amount is not recoverable. When management’s best estimate of the future economic benefit of these assets is less than the carrying amount, the carrying amount is reduced to the fair value and a write-off is recognized. Deferred charges written off are not restored.

At December 31, 2000, the Company had recorded deferred charges aggregating $53,805 in connection with fees and costs related to the planned acquisition of a manufacturing business, and, during 2001, incurred additional costs of $161,566. The Company was not able to consummate this acquisition and, as of December 31, 2001, wrote off such deferred costs.

Q. NEW ACCOUNTING STANDARDS:

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company’s financial position or results of operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Q. NEW ACCOUNTING STANDARDS (CONTINUED):

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2000. The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting

Principles Board (APB) Opinion 20, Accounting Changes. The adoption of SAB No. 101 did not have a material impact on the Company’s financial position or results of operations.

New accounting standards issued include SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. SFAS No. 133 became effective for the Company beginning in the first quarter of fiscal year 2001 but has had no impact on the Company’s financial statements due to the Company’s limited use of derivatives.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition but does not believe it will be material.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supercede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations”. This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an assets as held-for-sale.

NOTE 3. RESTATEMENT OF YEAR 2000 FINANCIAL STATEMENTS:

The accompanying financial statements for the year ended December 31, 2000, have been restated to reflect the business combination with Image (see Note 1) under the purchase method of accounting as opposed to the pooling of interests method, as previously reported. Accordingly, Image’s financial statements are only consolidated beginning with the date of acquisition, June 28, 2000. In addition, the Company reclassified certain tangible assets that were erroneously classified as Patent/Intellectual Property. The following tables present the impact of the restatement.

	As Previously
	Reported	As Restated

Year Ended December 31, 2000:
Balance Sheet:
Deferred taxes — current	$159,426	$155,526
Related party portion — IDR bond, current	100,832	76,032
Property, plant and equipment, net	7,384,679	8,256,430
Patent/intellectual property	876,751	5,000
Deferred income tax, non-current	464,085	467,984
Related party portion — IDR bond, non-current	873,296	898,096
Accounts payable	6,640,402	6,665,322
Current portion of notes payable	351,150	343,408
Other current liabilities	400,276	370,765
Notes payable — non-current	1,685,725	1,698,058
Additional paid-in capital	6,986,003	7,229,293
Accumulated deficit	(2,024,912)	(2,268,202)

	As Previously
	Reported	As Restated

Year Ended December 31, 2000:
Statement of Operations:
Sales	$21,204,435	$12,108,132
Cost of sales	17,946,605	10,329,418
Administrative expenses	1,478,075	889,742
Research and development	1,003,565	764,286
Sales and marketing	881,176	470,625
Interest and other income (expense)	351,062	(147,988)
Interest and financing costs	(488,948)	(241,037)
Non-recurring moving expenses	(488,854)	(256,212)
Benefit for income taxes	(213,792)	(332,792)
Net loss	(517,934)	(658,384)
Basic and diluted loss per share	$(.07)	$(.09)

See also Note 1 — Unaudited Proforma Data

NOTE 4. INVENTORIES:

Inventories consisted of the following components as of December 31, 2001 and 2000:

	2001	2000

Raw materials	$723,480	$794,128
Work-in-process	967,982	1,275,545
Finished goods	4,534,410	3,234,230
Obsolescence allowance	(169,830)	(122,655)

Total	$6,056,042	$5,181,248

NOTE 5. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of December 31, 2001 and 2000:

	2001	2000

Furniture and fixtures	$132,310	$129,955
Test equipment	456,152	412,325
Manufacturing machinery and equipment	7,588,035	6,865,206
Leasehold improvements	1,268,506	1,252,021

	9,445,003	8,659,507
Less: accumulated depreciation and amortization	(1,006,177)	(403,077)

	$8,438,826	$8,256,430

Depreciation and amortization expense amounted to $603,100 and $379,117 in 2001 and 2000, respectively.

NOTE 6. BORROWING ARRANGEMENTS:

As a condition of its Bank’s consent to the business combination (see Note 1), the Company, on August 30, 2000, entered into an amended and restated borrowing arrangement, granting to the bank a security interest in all of the Company’s assets as security for the payment of the obligations owed the bank.

The Company has a $2.5 million revolving line of credit with an outstanding balance as of December 31, 2001 of $1,462,416, which bears interest at the rate of 4.75% (the one-month libor of 2.25% plus 2.5%) as of December 31, 2001. The revolving line of credit has a June 30, 2002 expiration date. Under the line of credit, the Company is permitted to borrow 85% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $1.1 million).

The Bank agreement contains various covenants that the Company is required to maintain; fixed charge and cash flow leverage ratios of not less than 1.20:1 and not greater than 4.00:1, respectively. As of December 31, 2001, the Company was not in compliance with these covenants and received a waiver from the bank as regards these requirements for the period ending December 31, 2001. On February 7, 2002, the bank approved a modification to these covenants to a fixed charge and cash flow coverage leverage ratios of not less than 1.05:1 and not greater than 5.00:1, respectively. The Company is in compliance with these new covenants.

Long-term debt was comprised of the following as of December 31:

	2001	2000

Term note payable to a financial institution due in monthly installments of principal and interest of $848 through March 2003; bears interest at 8.0%, collateralized by automobile with a net book value of $26,386	$12,021	$20,810
Term note payable to a financial institution due in monthly installments of principal and interest of $10,676 through November 2005; bears interest at 10.215%; collateralized by inventory, accounts receivable and equipment	419,245	500,000
Term note payable to a financial institution in monthly installments of principal and interest of $27,205 through June 2006 bears interest at 7.90%; collateralized by inventory, accounts receivable and equipment (see Note 7)	1,234,755	1,444,105
Various equipment notes maturing in 2006	62,177	76,551

	1,728,198	2,041,466
Less current maturities	369,198	343,408

	$1,359,000	$1,698,058

NOTE 6. BORROWING ARRANGEMENTS (CONTINUED):

The aggregate scheduled maturities of long-term debt for each of the next five years are as follows:

2002	$369,198
2003	366,423
2004	396,511
2005	428,542
2006	167,524

Total	$1,728,198

NOTE 7. INDUSTRIAL DEVELOPMENT REVENUE BOND:

On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and a Related Party. The 3.5% revenue bonds are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured by all the assets of the Company and by real property owned by the Related Party. The bonds along with the line of credit and term loan (see Note 6) are held by two related financial institutions.

A loan agreement between the Authority and the Company and a Related Party allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to purchase and install certain manufacturing equipment, while $974,128 was used by the Related Party to pay down the mortgage on the real property leased to the Company. The Company and the Related Party are jointly obligated to repay any outstanding debt. Under the Joint Debtor Agreement of June 28, 2000, between the Company and the Related Party, each has agreed to be responsible to the other for their share of the bond obligations and that any party causing an act of default shall be responsible for 100% of the bond obligations. The amount for which the Related Party is responsible to the Company is reflected in current and other assets of the Company. The Related Party amounts owed to the Authority are secured by a lien on the real property leased by the Company and by personal guarantees executed by members of the Related Party. At this time, the Company believes that the Related Party portion of the bond is fully collectible. As of December 31, 2001, the bond principal outstanding was $3,780,000 and the portion due from the Related Party was $898,096.

The aggregate maturities of bonds payable for each of the next five years are as follows:

	Company	Related Party	Total

2002	$254,600	$80,400	$335,000
2003	266,000	84,000	350,000
2004	281,200	88,800	370,000
2005	296,400	93,600	390,000
2006	307,800	97,200	405,000
Thereafter	1,475,904	454,096	1,930,000

Total	$2,881,904	$898,096	$3,780,000

NOTE 8. STOCKHOLDERS’ EQUITY:

A. COMMON STOCK AND STOCK WARRANTS:

As discussed in Note 1, the Company issued an aggregate of 6,000,000 shares of its common stock to the stockholders of Logical and Image in exchange for their shares in Logical and Image in a merger transaction. Simultaneously, in 2000, the Company effected a reverse stock split of one for 6.0779 shares of common stock.

As part of the Merger, the Company granted warrants (the New Warrant) to purchase up to 100,000 shares of the common stock of the Company to professional advisors to the Merger. The New Warrant entitles the warrant holder to purchase, at any time and for a five-year period, a share of common stock of the Company for $2.00 per share. In addition, current stockholders at December 31, 2001, own 225,507 similar warrants (the Old Warrant). The Old Warrant entitles the warrant holder to purchase, at any time until September 15, 2002, a share of common stock of the Company for $2.70 per share. As of December 31, 2001 and 2000, the Company had received $110,905 and $92,421, respectively, in proceeds from the exercise of Old Warrants.

NOTE 8. STOCKHOLDERS’ EQUITY (CONTINUED):

A. COMMON STOCK AND STOCK WARRANTS (CONTINUED):

The Company issued Units consisting of common stock and common stock underlying warrants to investors in a private placement approved by the Board of Directors on August 29, 2000. Each Unit in the private placement was priced at $2.00 and consisted of one common share of the Company’s common stock and one warrant to purchase one share of common stock at an exercise price of $2.00. An additional warrant to purchase common stock of the Company, for each Unit purchased in the private placement, was issued to subscribers, at no additional cost, whose investment(s) aggregated at least $300,000. The warrants expire November 30, 2003. During 2001, the Company issued and sold 1,437,960 Units for a total of $2,925,920 in cash and notes receivable. The Company also issued, at no additional cost, 1,312,960 additional warrants during this same period. In March 2002, subsequent to the balance sheet date, the Company rescinded one transaction entered into during 2001 for the sale of 25,000 shares of common stock and warrants to purchase 25,000 shares of the common stock of the Company. This transaction has been retroactively reflected in the financial statements as of December 31, 2001. The Company paid fees of $59,520 in connection with the private placement. Additionally, the Company issued 129,837 warrants to finders to purchase the Company’s common stock at an exercise price of $2.00. During 2001, holders of the Company’s warrants exercised 2,462,500 warrants on a cashless basis and received 1,104,815 shares of the Company’s common stock. No underwriting discounts or commissions were paid to any person. As of March 12, 2002, all notes receivable have been fully paid by the investors.

On October 30, 2001, the Company issued and sold 1,000,000 shares of its common stock to one accredited investor in exchange for $2 million. The purchase price was $2.00 per share, of which $10,000 was payable in cash and $1,990,000 was payable in the form of a recourse promissory note, payable at the earlier to occur of (i) six months after the registration statement covering the shares is declared effective or (ii) twelve months from the date of the purchase agreement. The Company also agreed to issue up to 500,000 warrants to purchase its common stock to the investor in the event it resells the shares at a purchase price of at least $2 per share. These warrants are exercisable for one year at an exercise price of $2 per share. In March 2002, when the shares could not be registered with the Securities and Exchange Commission while the promissory note was unpaid, the Company and the investor mutually rescinded this transaction and the Company has retroactively reflected this rescission as of December 31, 2001.

B. STOCK OPTIONS:

After the Merger, on June 28, 2000, the Company granted options to acquire 500,000 shares of the common stock of the Company to senior members of the Company’s management at an exercise price of $2.00 per share. The options vest over a two to four year period and expire 5 years from their respective date of vesting.

The Company granted options to acquire 710,000 shares of the common stock of the Company to employees, officers and directors at an exercise price of $2.75 per share during the year ended December 31, 2001. 535,000 options were granted to officers and employees of which 25% vested immediately and the remainder vest over 3 years. The officer and employee options expire 5 years from their respective date of vesting. Each outside director of the Company was granted options to acquire 25,000 shares of the common stock of the Company, for a total of 175,000 options, effective upon his or her election or appointment to the board of directors. The outside director options vest over 5 years, beginning with the first anniversary date of his or her appointment to the board, and expire 3 years from their respective date of vesting.

Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively, risk-free interest rate of 4.51% and 6.02%, dividend yield of 0% and 0%, volatility factor of the expected market price of the Company’s common stock of .26 and .49, and a weighted-average expected life of the option of 3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 8. STOCKHOLDERS’ EQUITY (CONTINUED):

B. STOCK OPTIONS (CONTINUED):

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2001	2000

Pro forma net income (loss)	$3,021	$(840,587)
Pro forma loss per common share:
Basic	.00	(.12)
Diluted	.00	(.12)

A summary of the Company’s stock option activity, and related information for the year ended December 31 follows:

	2001		2000

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	500,000	$2.00	—	$—
Granted	710,000	2.75	500,000	2.00
Exercised	—	—	—	—

Outstanding, end of year	1,210,000	2.44	500,000	2.00
Exercisable, end of year	503,750	2.21	250,000	2.00
Weighted average fair value of options granted during the year		$1.98		$1.85

The weighted-average remaining contractual life of these options is 4.8 years.

C. RETAINED EARNINGS:

The Company is limited in its ability to declare and pay dividends by the terms of certain debt agreements.

NOTE 9. PENSION PLANS AND POSTRETIREMENT BENEFITS:

The Company has adopted the Color Image, Inc. Profit Sharing Retirement Plan. Under this defined contribution plan, employees with one year or more of service who have worked at least 1,000 hours and have reached age 21 are eligible for participation. Participants may contribute between 1% and 15% of their compensation as basic contributions. The Company will match 50% of the first 3% deferred by any participant. Company contributions vest from 20% in the second year of service to 100% in the sixth year. For the years ended December 31, 2001 and 2000, the Company incurred expenses of $24,355 and $9,940, respectively.

NOTE 10. RELATED-PARTY TRANSACTIONS:

A. LEASE

The Company leases certain facilities under a ten-year real property lease agreement from Kings Brother LLC. (the Related Party — see Note 7) which expires on April 30, 2009. The rental payments for the periods ending December 31, 2001 and 2000 were $505,836 and $186,427, respectively. See also Note 12.

B. PURCHASES

The Company purchases copier and laser printer products from an entity in which three directors have a beneficial ownership interest. Purchases for the 2001 and 2000 years aggregated approximately $4,005,500 and $435,500 respectively. See also Note 14.

NOTE 11. INCOME TAXES:

The provision for income taxes is composed of the following

	2001	2000

Current:
Federal	$30,000	$(358,157)
State	16,870	(79,730)
Deferred:
Federal	(20,130)	78,917
State	9,876	26,178

	$36,616	$(332,792)

The components of the net deferred income tax asset as of December 31, 2001 and 2000, are as follows:

	2001	2000

Deferred tax assets:
Inventory	$165	$65,602
Accounts receivable	38,340	35,980
Accrued expenses	62,861	58,313
Federal tax credits	172,405	195,915
Net operating loss carryforward	491,074	537,600

	764,845	893,410
Valuation allowance for deferred tax assets	(53,760)	(90,000)

	711,085	803,410
Deferred tax liabilities:
Fixed assets	(121,846)	(179,900)

Net deferred tax asset	$589,239	$623,510

At December 31, 2001, the Company has recorded a net deferred tax asset of $589,239 which is reflected in Current Assets and Other Assets in the consolidated balance sheet. Realization of the asset is dependent on generating sufficient taxable income in future periods. The Company had experienced operating losses for 2000 and 1999 years. A significant portion of the loss sustained in 2000 was a result of non-recurring moving expenses and management does not foresee any like charges for the next few years. The Company has taxable income for the 2001 and projects taxable income for 2002, as such, the Company believes that it is more likely than not that a substantial portion of the deferred tax asset will be realized, and consequently, has established a valuation allowance of only $53,760 as of December 31, 2001.

At December 31, 2001, the Company had net operating loss carryforwards (NOLs) of $491,074 for income tax purposes that expire in years beginning 2020.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of accounting changes is:

	2001	2000

Tax at U.S. statutory rates	34.00%	(34.00)%
State income taxes net of federal tax benefit	6.16	(4.26)
Other — net	(2.22)	4.69

	42.38%	(33.57)%

NOTE 12. COMMITMENTS AND CONTINGENCIES:

A. LEASES:

The Company currently leases approximately 180,000 square feet in Norcross, Georgia that serves as executive headquarters and houses manufacturing facilities, research and development and sales and marketing under a lease that expires April 2009. The lease includes three options to extend the term for five years each, and contains provisions for annual rent increases through each term. The Company also leases approximately 4,000 square feet in Santa Ana, California under a month-to-month lease at the monthly rental rate of $3,072.

Minimum lease commitments are as follows:

2002	$518,481
2003	531,444
2004	544,730
2005	558,348
2006	572,307
Thereafter	1,958,285

Total minimum lease payments	$4,683,595

Rental expense aggregated $545,360 and $229,601 for 2001 and 2000, respectively.

B. EMPLOYMENT AGREEMENTS:

On June 28, 2000, the Company entered into employment agreements with its Chief Executive Officer, Michael W. Brennan, President, Dr. Sueling Wang, Executive Vice President and Chief Financial Officer, Morris E. Van Asperen, and Vice President of Marketing and Sales Charles R. Allison. All four of the employment agreements have a 5 year term. The Company is obligated to pay Mr. Brennan and Dr. Wang annual salaries of $150,000 with a guaranteed increase of 5% per annum over the term of the agreements. The Company is obligated to pay Mr. Van Asperen an annual salary of $144,000 with a guaranteed increase of 5% over the term of his agreement. In addition to commissions earned under the Company’s sales incentive program, the Company is obligated to pay Mr. Allison an annual salary of $89,250 with a guaranteed increase of 5% per annum over the term of his agreement. Each employee may terminate the agreement upon 6 months notice to the Company. The Company may terminate each employee upon 6 months notice by the Company; provided, however, that the Company is obligated to pay to the employee his annual base salary, commissions or bonuses earned, and benefits for a period of 12 months after the date of such notice.

The employment agreements with the above named officers also commits the Company to purchasing for their benefit certain life insurance plans. For the year ended December 31, 2001, the Company did not have in place for either Mr. Brennan or Mr. Van Asperen such supplemental life insurance plans. The Company owns and is the beneficiary of a life insurance policy on Mr. Allison and maintains it to fund the deferred compensation agreement with Mr. Allison. Upon Mr. Allison’s retirement, he, or his beneficiaries, are to receive 120 monthly payments of $2,000 per month or, as provided, the net present value of any unpaid amounts. The life insurance premiums paid by the Company to fund Mr. Allison’s deferred compensation agreement in 2001 and 2000 were $21,977 and $11,238, respectively. The Company pays the premiums and is the collateral assignee of four split dollar life insurance policies owned by Dr. Wang. Pursuant to the policies the Company will, upon his death or earlier liquidation of each such policy, be entitled to the refund of all premium payments made by the Company on the policies, and the balance of the proceeds will be paid to Mr. Wang’s designated beneficiaries. The split dollar life insurance premiums were $13,526 and $8,253 during 2001 and 2000, respectively. The monies due from Dr. Wang in connection with these life insurance policies at the years ended December 31, 2001 and 2000 was $112,103 and $98,578, respectively.

NOTE 13. SIGNIFICANT CUSTOMERS:

For the year ended December 31, 2001, three distributors/customers of imaging supplies accounted for 41%, 16% and 12% of net sales. For the year ended December 31, 2000, a reseller of imaging accounted for 57% of net sales. The Company does not have a written or oral contract with any of these customers. All sales are made through purchase orders.

NOTE 14. SIGNIFICANT SUPPLIERS:

For the years ended December 31, 2001 and 2000, the Company purchased 51% and 38%, respectively, of its raw materials, components and supplies from one supplier in connection with the sale of both printer and copier products. See also Note 10 B.

NOTE 15. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

     The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company’s assets are domestic. The sales to unaffiliated customers by geographic region are as follows:

	2001	2000

Sales to Unaffiliated Customers:
United States	$23,030,483	$10,887,281
Europe	5,260,825	744,098
Asia	647,146	375,020
All Other	1,582,713	101,733

Total	$30,521,167	$12,108,132

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table provides information with respect to the Company’s directors and executive officers as of December 31, 2001:

Name	Age	Position

Michael W. Brennan	58	Chief Executive Officer and Chairman of the Board
Sueling Wang, PhD	48	President, Chief Operating Officer and Vice
Morris E. Van Asperen	58	Executive Vice President, Chief Financial Officer
Charles R. Allison	68	Vice President, Sales and Marketing, and Director
Edwin C. St. Amour	60	Director
Robert L. Langsam	56	Director
Jui-Chi Jerry Wang	45	Director
Jui-Kung Wang	58	Director
Jui-Hung Wang	54	Director
Victor A. Hollander, CPA	69	Director
J.T. Lin, PhD	53	Director

Michael W. Brennan became Chairman of the Board and Chief Executive Officer of Color Imaging, Inc. (Color) in June 2000, when Logical Imaging Solutions, Inc. (Logical) became a wholly owned subsidiary of Color. From 1997 to 2000, he served as a director and President of Logical. From 1991 to 1995 he served as President of Interscience Computer Corporation (Interscience). Mr. Brennan has a B.S. degree in electrical engineering from the University of Southern California, an M.B.A. degree from Pepperdine University, is a Fellow of the Institute of Directors (London, England) and an adjunct faculty member of the University of Phoenix. He has over twenty years of experience within the computer industry and participated in the founding of four companies that became publicly held corporations; three in the U.S. (Computer Automation, Datum, Inc. and Interscience) and one on the London International Stock Exchange (Optim PLC). Mr. Brennan has developed many successful products within the computer industry and holds patents on processes that are widely used in high-speed printing.

Sueling Wang, PhD., became President, Chief Operating Officer and Vice- Chairman of Color in June 2000. From 1989 to 2000, he served as President and director of Color Image, Inc. Dr. Wang is also a founder of Color Image Inc. Dr. Wang received a M.S. degree from the University of Windsor, in Ontario, Canada and a PhD degree from the University of Detroit. Dr. Wang’s expertise in resin synthesis brought him into the toner industry and led to the formation of Color Image, Inc. in 1989.

Morris E. Van Asperen has served as Executive Vice President, Chief Financial Officer, Secretary and director of Color since June 2000. Since 1998, he has served as director of Logical. From 1986 to 2000, he was employed by National Bank of California in various positions most recently as Executive Vice President and Credit Administrator. Mr. Van Asperen also has extensive experience as a financial and management consultant to businesses of up to $50 million in revenues and 1,000 employees in construction, household goods, industrial glass, and electronics manufacturing and software development. From 1977 to 1984, he served as Vice President & Chief Financial Officer of ATE Associates, Inc., a supplier of test fixtures and software for numerous military aircraft programs. Mr. Van Asperen received a B.S. degree in Mathematics from the University of Oklahoma and an M.B.A. degree from Pepperdine University.

Charles R. Allison has served as Vice President, Marketing and Sales and director of Color since June 2000. From 1992 to 2000, he served as Vice President of Marketing and Sales of Color Image, Inc., which was merged with and into Color. From 1982 to 1991, he served as Vice President of Sales and Marketing, and general manager, at Synfax Manufacturing, Inc., an early developer of consumable products for EBI-based printing technologies. Mr. Allison has held other senior positions in the printing/imaging industry, including positions with Minolta Corporation, Litton Business Systems and Royal McBee.

Edwin C. St. Amour has served as a director of the Color since June 2000. In 1979 he founded American Computer Hardware Corporation and has served as is its Chairman and President since then. Mr. St. Amour began developing and marketing Electron Beam Imaging (EBI) related products in the 1980’s. He founded Logical in 1993 to develop EBI compatible hardware and software products and adapt this technology to produce plug-and-play products for form manufacturers. He served as Logical’s’ President from 1993 until 1997 and Chairman from 1993 until June 2000. Mr. St. Amour entered the printing industry in the early sixties and began marketing forms and documents for Moore Business Forms and Standard Register Corp.

Robert L. Langsam has served as a director of Color since June 2000. In 1980, he founded Diversified Financial Management (DFM), a financial planning services organization, and has served as its President since then. From 1975 to 1979, he was Assistant Corporate Controller for MCI Communications and was responsible for the operational accounting controls and systems, as well as extensive involvement in products pricing and filings. From 1970 to 1975, Mr. Langsam was Chief Financial Officer of the copier products division of SCM. Mr. Langsam holds a B.S. degree in Marketing/Accounting from Pace University and double MBA degrees in Finance and Taxation from Adelphi and St. John’s Universities.

Jui-Chi Wang has served as a director of Color since June 2000. From 1994 until 2000, he served as a director of Color Image, Inc., which was merged with and into Color. Since 1984, Mr. Wang has served as President of General Plastic Industrial Co. Ltd (GPI), a Taiwan-based plastics manufacturer specializing in injection moldings and more particularly toner cartridges and accessories for copiers and laser printers. Mr. Wang received a Master’s Degree in Computer Engineering from the University of Southern California.

Jui-Kung Wang has served as a director of Color since September 2001. He was a founder of Color Image, Inc. and its Chairman until its merger with Color He is a co-founder and has served as a director of General Plastic Industrial Co., Ltd, a leading Taiwan based manufacturer of after market injection molded cartridges and accessories for copiers and laser printers since 1978. Mr. Wang was a founding member of Kings Brothers LLC, which leases space to Color we use for our headquarters and manufacturing facilities in Norcross, Georgia. Mr. Wang has been a professor of management with Tung-Hai University, Taiwan for over 20 years. He has received a bachelors degree in economics, and MBA and PhD degrees in management.

Jui-Hung Wang has served as a director of Color since June 2001. He was a founder and director of Color Image, Inc. until its merger with Color. He is a founder and serves as Chairman of General Plastic Industrial Co., Ltd, a leading Taiwan based manufacturer of after market injection molded cartridges and accessories for copiers and laser printers. Since January 2001, Mr. Wang has served as a director of Taiwan Yu-Tzu Company, a food company. Mr. Wang is a founding member of Kings Brothers LLC, which leases space to Color used for our headquarters and manufacturing facilities in Norcross, Georgia. From 1986 to 1994, Mr. Wang was governor of Wu-Chi Town, Taiwan.

Victor A. Hollander, CPA, has served as a director of Color since March 2001. Mr. Hollander has been licensed to practice public accounting in California as a certified public accountant since 1958. Since February 2001, Mr. Hollander has been the manager of the securities group at Good Swartz Brown & Berns LLP, an accounting firm. From 1978 to 2001, he was a partner in the accounting firm he founded Hollander, Lumer & Co. LLP. Mr. Hollander has been involved with over twenty initial and secondary public offerings since 1990. Mr. Hollander has served on various Los Angeles Chapter, California Society of Certified Public Accounts and American Institute of Certified Public Accountants securities, ethics, accounting and auditing committees. He specializes in securities and merger and acquisition matters.

J.T. Lin, PhD, has served as a director of Color from June 2000 until his resignation on March 12, 2002. He is the founder and has been the Chairman and Chief Executive Officer of Surgilight, Inc. since its founding in 1998. From 1995 to 1999, Dr. Lin served as President of Photon Data, Inc. Dr. Lin is the co-founder of LaserSight, Inc. and from 1991 to 1994 served as its Chairman, President and CEO. Dr. Lin was the inventor of the refractive excimer laser and the pioneer of the scanning laser for which he has a patent which has been employed by more than 400 hospitals worldwide. Dr. Lin has more than 25 years experience in laser technologies and ten years experience in marketing in Asia and Latin America. Dr. Lin obtained a PhD in Chemical Physics from the University of Rochester, New York, holds 5 U.S. Patents and has authored more than 70 scientific papers.

Compliance with Section 16(a) of the Exchange Act.

     The members of the Board of Directors, certain executive officers of the Company and persons who hold more than 10% of the Company’s outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act which require them to file reports with respect to their ownership of common stock and their transactions in common stock. Based upon the copies of Section 16(a) reports that the Company received from such persons for their 2001 fiscal year transactions in the common stock and their common stock holdings, Messrs. Jui-Hung Wang and Jui-Kung Wang were each late once in filing Form 3 during 2001, and Messrs. Jui-Kung Wang and Sueling Wang were each late once in filing Form 4 during 2001. Excepting the aforementioned, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent stockholders.

Item 10. Executive Compensation.

     The following Summary Compensation Table sets forth the compensation earned by our Chief Executive Officer and the three other most highly compensated executive officers who were serving as such as of December 31, 2001 and December 31, 2000 (collectively, the Named Executive Officers), whose aggregate compensation for fiscal years 2001 and 2000 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for that fiscal year.

Summary Compensation Table

							Long-Term
							Compensation
							Awards

	Annual Compensation						Shares of Common Stock
				Other			Underlying
Name	Year	Salary	Bonus	Compensation(1)			Options(#)

Michael W. Brennan	2001	$151,442	n/a		$6,403		150,000	(5)
Chief Executive Officer	2000	$146,485	n/a		$25,591	(2)	None
Dr. Sueling Wang	2001	$158,423	n/a		$22,313	(3)	100,000	(5)
President & Chief Operating Officer	2000	$149,159	n/a		$18,887	(3)	200,000	(6)
Morris E. Van Asperen	2001	$146,714	n/a		$5,461		100,000	(5)
Executive Vice President	2000	$54,294	n/a	$	n/a		200,000	(7)
Chief Financial Officer & Secretary
Charles R. Allison	2001	$106,379	n/a		$28,145	(4)	50,000	(5)
Vice President, Sales	2000	$101,996	n/a		$25,902	(4)	50,000	(8)

(1)	For named officers the amount reported represents the cost of group insurance benefits, the Company’s matching contribution to the 401(k) plan for the officer and other life insurance policies maintained for him, as further described in the notes for each officer, respectively.

(2)	The split dollar life insurance policy is no longer in force. Premiums paid during 2000 were $15,584.

(3)	The split dollar life insurance premiums were $13,526 and $16,505 during 2001 and 2000, respectively. Pursuant to the policies the Company will, upon his death or earlier liquidation of each such policy, be entitled to the refund of all premium payments made by the Company on the policies, and the balance of the proceeds will be paid to Mr. Wang’s designated beneficiaries.

(4)	The life insurance premiums paid by the Company in 2001 and 2000 were $21,977 and $22,476, respectively. The Company owns and is the beneficiary of this policy and maintains it to fund the deferred compensation agreement with Mr. Allison. Upon Mr. Allison’s retirement, he, or his beneficiaries, are to receive 120 monthly payments of $2,000 per month or, as provided, the net present value of any unpaid amounts.

(5)	Options granted by action of the Board of Directors on March 21, 2001. 25% vest upon grant and the balance vest 25% per year upon each anniversary of the date of grant. The options expire five years after their respective vesting date(s).

(6)	The options were granted as part of the officer’s employment agreement on June 28, 2000. 100,000 vested immediately and the remainder vested ratably over the next two years upon the anniversary date of the grant.

(7)	The options were granted as part of the officer’s employment agreement on June 28, 2000. 100,000 vested immediately and the remainder vested ratably over the next four years upon the anniversary date of the grant.

(8)	The options were granted as part of the officer’s employment agreement on June 28, 2000. 25,000 vested immediately and the remainder vested ratably over the next two years upon the anniversary date of the grant.

Option Grants in Last Fiscal Year

	Number of	Percent of
	Securities	Total Options	Exercise	Market
	Underlying	Granted to	or	Price on
	Options	Employees in	Base	Grant	Expiration
Name	Granted	Fiscal Year	Price	Date	Date

	37,500				3/21/06
	37,500				3/21/07
	37,500				3/21/08
	37,500				3/21/09

Michael W. Brennan	150,000	28%	$2.75	$2.50

	25,000				3/21/06
	25,000				3/21/07
	25,000				3/21/08
	25,000				3/21/09

Sueling Wang	100,000	19%	$2.75	$2.50

	25,000				3/21/06
	25,000				3/21/07
	25,000				3/21/08
	25,000				3/21/09

Morris E. Van Asperen	100,000	19%	$2.75	$2.50

	12,500				3/21/06
	12,500				3/21/07
	12,500				3/21/08
	12,500				3/21/09

Charles R. Allison	50,000	9%	$2.75	$2.50

The above options were granted on March 21, 2001, become fully vested after three years and expire five years, respectively, from the vesting date(s).

	Aggregated Option Exercises in Last Fiscal Year and Year End Option Holdings

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options		Options ($)(1)
	Shares
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael W. Brennan	N/A	N/A	37,500	112,500	13,125	39,375
Sueling Wang	N/A	N/A	175,000	125,000	173,750	81,250
Morris E. Van Asperen	N/A	N/A	150,000	150,000	146,250	108,750
Charles R. Allison	N/A	N/A	50,000	50,000	45,625	26,875

(1)	Based on the closing price of our common stock of $3.10 on December 31, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2001:

•	each stockholder known by the Company to own beneficially more than 5% of the Company’s common stock; each of the Company’s executive officers named in the compensation table above; each of the Company’s directors; and

•	all directors and executive officers as a group.

Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, on the information furnished by such owners, have sole voting power and investment power with respect to such shares. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percent ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after December 31, 2001 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percent ownership of any other person. Though in March 2002 the Company rescinded two transactions for the sale of its common stock and cancelled 1,025,000 shares and warrants to purchase 525,000 shares of common stock, the percent of beneficial ownership is based upon 11,124,175 shares of the Company’s common stock outstanding as of December 31, 2001. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address for those individuals for which an address is not otherwise indicated is Color Imaging, Inc., 4350 Peachtree Industrial Boulevard, Suite 100, Norcross, Georgia 30071. To the Company’s knowledge, except as indicated in the footnotes to the table and under applicable community property laws, the stockholders named in the table have sole voting and investment power over all shares listed in the table.

		Percentage of
Name of Beneficial Owner	No. of Shares	Ownership(1)

Michael W. Brennan (2)	961,715	8.6%
Sueling Wang (3)	1,341,551	11.9%
Morris E. Van Asperen (4)	260,906	2.3%
Charles R. Allison (5)	50,000	*
Edwin St. Amour (6)	984,768	8.8%
Robert L. Langsam (7)	143,632	1.3%
Jui-Chi Wang (8)	1,017,668	9.1%
Jui-Hung Wang	413,562	3.7%
Jui-Kung Wang	268,607	2.4%
Victor A. Hollander (9)	100,000	*
J. T. Lin (10)	5,000	*
Wall Street Consulting Corp. (11)	1,000,000	9.0%
Executive Officers and Directors (12)	5,547,409	47.6%

*	Less than 1%

(1)	Percentage of ownership is calculated as required by Commission Rule 13d-3(d)(1). The table above includes the number of shares underlying options and warrants which are exercisable within 60 days after the date of this annual report.

(2)	Includes options to purchase 37,500 shares of common shares.

(3)	Includes: (a) 60,000 shares owned by Sueling Wang’s four children, (b) 141,204 shares owned by Yik-Li Sih, Sueling Wang’s wife, in which Sueling Wang may be deemed to have pecuniary interest. Mr. Wang disclaims beneficial ownership of such 201,204 shares. Also includes options to purchase 175,000 shares of common stock.

(4)	Includes options to purchase 150,000 shares of common stock.

(5)	Includes options to purchase 50,000 shares of common stock.

(6)	Edwin St. Amour holds 979,768 shares as co-trustee (Mr. St. Amour’s wife Annette is the other co-trustee) of the St. Amour Revocable Trust. Also includes options to purchase 5,000 shares of common stock.

(7)	Includes warrants and options to purchase 60,453 shares of common stock.

(8)	Includes options to purchase 5,000 shares of common stock.

(9)	Includes warrants to purchase 50,000 shares of common stock.

(10)	Includes options to purchase 5,000 shares of common stock. On March 12, 2002 Dr. Lin resigned from his position as a director of the Company.

(11)	Wall Street Consulting Corp.’s address is 2121 E. Pacific Coast Highway, Suite 220, Corona Del Mar, CA 92625. In March 2002 the transaction selling and transferring these shares to Wall Street Consulting Corp. was rescinded.

(12)	Excludes the number of shares of common stock underlying options or warrants specified in notes 2 through 9.

Item 12. Certain Relationships and Related Transactions.

Prior to the merger of June 28, 2000, while operating as Advatex Associates, Inc. the Company had an account receivable due from an affiliate of $161,019, which was collected.

Directors, Sueling Wang and Jui-Chi Wang, own beneficial interests of 37.2% and 12.6% respectively in Kings Brothers, LLC, the landlord from which the Company leases its Norcross, GA plant. For the year ended December 31, 2001, lease payments for the plant were $505,836. For the year ended December 31, 2000, lease payments for this plant were $186,427. The lease was made on April 1, 1999 and expires in April 2009.

On November 19, 2001, the Company borrowed $200,000 on an unsecured basis from Kings Brothers LLC. The revolving loan bears interest at the rate of 9% per annum, matures on November 18, 2002 and is evidenced in writing. The Company paid the principal and interest outstanding on December 10, 2001, paying $790.38 in total interest to Kings Brothers LLC. The Company borrowed this amount for general Corporate purposes, including working capital. On March 20, 2002 the revolving loan arrangement was cancelled.

The Company also had a short-term unsecured loan, due July 26, 2000, evidenced in writing from Kings Brothers LLC of $240,000 with interest at 8%, paying $5,576 of interest for the year. As of December 31, 2000 all amounts outstanding under the loan have been repaid. The Company used the proceeds of this loan for working capital.

On June 1, 1999, the Development Authority of Gwinnett County, Georgia issued $4,100,000 of industrial development revenue bonds on behalf of the Company and Kings Brothers LLC. Pursuant to a certain joint debtor agreement the Company is are jointly and severally liable with Kings Brothers to pay the amounts borrowed under the bond. The 3.5% revenue bonds are payable in varying annual principal and monthly interest payments through July 2019. The bonds are collateralized by all of our assets and the real property leased by us and owned by Kings Brothers. The majority of the proceeds (76.2%) from the bond issue were used by the Company to relocate our manufacturing plant, make leasehold improvements at the new facility and to purchase certain manufacturing equipment. The remaining proceeds (23.8%) were used by Kings Brothers LLC to pay down the mortgage on its real property, some of which is leased to the Company. The proceeds used by Kings Brothers LLC have been recorded as a receivable on the Company’s financial statements. The Company has entered into a Joint Debtor Agreement with Kings Brothers LLC concerning their rights, duties and obligations in connection with the bonds. The Company and Kings Brothers LLC, collectively, are obligated to repay any outstanding debt under the bonds. Amounts receivable from Kings Brothers are secured by a lien on all of Kings Brothers’ real estate, including the part the Company leases from them, and by personal guarantees by the members of Kings Brothers. Principal due and paid by Kings Brothers LLC to the Company during the years ending December 31, 2001 and 2002 was $76,032 and $0, respectively. Interest due and paid by Kings Brothers LLC to the Company during the years ending December 31, 2001 and 2000 was $30,368 and $22,255, respectively.

Director, Jui-Chi Wang, is an owner and President of General Plastic Industrial Co., LTD (GPI), a Taiwanese manufacturer of injection molded cartridges and accessories for copiers and laser printers. GPI also owned and operated GPI-USA, Inc. (GPI-USA) a wholly-owned United States distributor of GPI’s products. In 2000, the Company purchased from GPI and GPI-USA $268,966 and $166,526, respectively, of copier and laser printer products. In 2001, the Company purchased $4,005,508 of copier and laser printer products from GPI.

Directors, Sueling Wang and Jui-Chi J. Wang, have beneficial ownership interests of 7.28% and 2.47% respectively in AccuRec, LLC, a distributor of digital versatile disks. From time to time during the year ending December 31, 2000 the Company had short-term unsecured loans evidenced in writing and due on demand from AccuRec LLC aggregating $1,850,000 and a maximum outstanding at any one time of $500,000. The interest rate on these loans was 8%, and the Company paid a total of $6,244 in interest during 2000. As of December 31, 2000 all amounts outstanding under such loans have been repaid. The Company used the proceeds from these loans for working capital purposes.

Director, Sueling Wang, as trustee for two of his children, loaned us a total of $252,000 from 1998 to 1999 at an interest rate of 12% with principal and interest due at expiry. Each of the loans was paid in full during July 2000, and the Company paid interest in the aggregate amount of $47,205 on these loans. The Company used the proceeds of this loan for working capital purposes. On March 14, 2002, the Company borrowed $500,000 on an unsecured basis from Director Sueling Wang. The loan bears interest at the rate of 12%  per annum, matures on March 14, 2003 and is evidenced in writing. The Company borrowed this amount to meet a supplier commitment for product.

On March 14, 2002, the Company borrowed $500,000 from director Sueling Wang on an unsecured basis. The loan bears interest at the rate of 12% per annum, matures on March 14, 2003 and is evidenced in writing. The Company borrowed this amount to meet a supplier commitment for product.

The Company believes that the terms of the loans and borrowings from affiliates were on terms more favorable than were otherwise available from third parties.

Item 13. Exhibits and Reports on Form 8-K.

     Exhibits.

Exhibit Number	Description

11.1	Statement re: computation of per share earnings.

     Reports on Form 8-K.

           Not applicable.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Color Imaging, Inc.

Date: March 28, 2002	/S/	Michael W. Brennan
Michael W. Brennan, Chairman and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2002	/S/	Michael W. Brennan
Michael W. Brennan, Chairman and Chief Executive Officer

Date: March 28, 2002	/S/	Morris E. Van Asperen
Morris E. Van Asperen, Chief Financial Officer and Director

Date: March 28, 2002	/S/	Dr. Sueling Wang
Dr. Sueling Wang, Vice-Chairman, President and Chief Operating Officer

Date: March 28, 2002	/S/	Charles R. Allison
Charles R. Allison, Director

Date: March 28, 2002	/S/	Robert L. Langsam
Robert L. Langsam, Director

Date: March 28, 2002	/S/	Jui-Hung Wang
Jui-Hung Wang, Director

Date: March 28, 2002	/S/	Victor A. Hollander
Victor A. Hollander, Director