Form 10QSB
period 2002-03-31
COLOR IMAGING INC
filed 2002-05-09
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      March 31, 2002
                                        ------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------   ----------------


                         Commission File Number: 0-18450

              ----------------------------------------------------

                               COLOR IMAGING, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   13-3453420
  ------------------------------        ----------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

4350 PEACHTREE INDUSTRIAL BOULEVARD, SUITE 100
NORCROSS, GEORGIA                                         30071
-----------------------------------------------         --------
(Address of principal executive offices)               (Zip code)


                        (770) 840-1090 FAX (770) 242-3494
                        ---------------------------------
              (Registrant's telephone number, including area code)


As of April 30, 2002, there were 10,099,880 shares of Common Stock outstanding.

                               COLOR IMAGING, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      INDEX




PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets at March 31, 2002
        (Unaudited) and December 31, 2001(Audited).......................3

        Consolidated Condensed Statements of Operations (Unaudited)
        for the Three Months ended March 31, 2002 and 2001...............4

        Consolidated Condensed Statements of Cash Flows (Unaudited)
        for the Three Months ended March 31, 2002 and 2001...............5

        Notes to Interim Unaudited Consolidated Condensed Financial
        Statements ......................................................6

Item 2. Management's Discussion and Analysis or Plan of Operation .......8

PART II: OTHER INFORMATION

Item 2. Changes in Securities...........................................21

Item 6. Exhibits and Reports on Form 8-K................................21

Signatures..............................................................22

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS


                       COLOR IMAGING, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                         ASSETS                              THREE MONTHS ENDED   YEAR ENDED
                                                                  31-Mar-02        31-Dec-01
                                                                 (Unaudited)       (Audited)
                                                                ------------     ------------
CURRENT ASSETS
    Cash                                                        $    685,386     $    395,327
    Accounts receivable, net                                       3,487,226        3,030,995
    Inventory                                                      5,814,898        6,056,042
    Deferred income taxes                                            244,238          277,239
    Related party portion of IDR bond                                 79,596           79,596
    Other current assets                                             342,264          339,141
                                                                ------------     ------------
          TOTAL CURRENT ASSETS                                    10,653,608       10,178,340
                                                                ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                8,585,022        8,438,826
                                                                ------------     ------------
OTHER ASSETS
    Patent/intellectual property                                       9,326            5,000
    Deferred income taxes                                            267,000          312,000
    Related party portion of IDR bond                                818,500          818,500
    Other assets                                                     224,654          225,204
                                                                ------------     ------------
          TOTAL OTHER ASSETS                                       1,319,480        1,360,704
                                                                ------------     ------------
                                                                $ 20,558,110     $ 19,977,870
                                                                ============     ============
           LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Revolving credit lines                                      $  1,431,692     $  1,462,416
    Accounts payable                                               4,909,611        4,898,665
    Current portion of notes payable                                 877,684          369,198
    Current portion of bonds payable                                 335,000          335,000
    Other current liabilities                                        408,129          501,086
                                                                ------------     ------------
           TOTAL CURRENT LIABILITIES                               7,962,116        7,566,365
                                                                ------------     ------------
LONG TERM LIABILITIES
    Notes payable                                                  1,283,899        1,359,000
    Bonds payable                                                  3,445,000        3,445,000
                                                                ------------     ------------
          LONG TERM LIABILITIES                                    4,728,899        4,804,000
                                                                ------------     ------------
           TOTAL LIABILITIES                                      12,691,015       12,370,365
                                                                ------------     ------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value,  authorized  20,000,000
     shares;  10,099,880 and 10,099,175 shares issued and
     outstanding on March 31, 2002 and  December 31, 2001,
     respectively                                                    100,999          100,992
   Additional paid-in capital                                      9,868,283        9,873,939
   Stock subscription receivable                                          --         (149,000)
   Accumulated deficit                                            (2,102,187)      (2,218,426)
                                                                ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY                               7,867,095        7,607,505
                                                                ------------     ------------
                                                                $ 20,558,110     $ 19,977,870
                                                                ============     ============

                             See Accompanying Notes

                       COLOR IMAGING, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31
                                   (UNAUDITED)



                                                                   2002         2001
                                                               -----------  -----------

           SALES                                               $ 7,859,078  $ 5,528,316
           C0ST OF SALES                                         6,589,293    4,514,325
                                                               -----------  -----------
           GROSS PROFIT                                          1,269,785    1,013,991
                                                               -----------  -----------
           OPERATING EXPENSES:
               Administrative                                      460,966      456,181
               Research & development                              262,364      216,909
               Sales & marketing                                   276,415      225,681
                                                               -----------  -----------
                                                                   999,745      898,771
                                                               -----------  -----------
           OPERATING PROFIT                                        270,040      115,220
                                                               -----------  -----------
           OTHER INCOME (EXPENSE):
               Interest and other income                             6,868        7,831
               Interest & financing expense                       ( 80,663)    (120,574)
               Non-recurring moving expense                             --       (9,719)
                                                               -----------  -----------
                                                                  ( 73,795)    (122,462)
                                                               -----------  -----------

           INCOME (LOSS) BEFORE TAXES                              196,245      ( 7,242)

           PROVISION (BENEFIT) FOR INCOME TAXES                     80,006       (1,900)
                                                               -----------  -----------
           NET INCOME (LOSS)                                    $  116,239   $   (5,342)
                                                               ===========  ===========

           INCOME (LOSS) PER COMMON SHARE
                Basic                                          $       .01  $        --
                Diluted                                        $       .01  $        --

           COMMON SHARES OUTSTANDING
           WEIGHTED AVERAGE SHARES:

                   Basic                                        10,099,567    7,540,551
                                                               ===========  ===========

                   Diluted                                      10,201,615    7,877,911
                                                               ===========  ===========

                             See Accompanying Notes

                       COLOR IMAGING, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31
                                   (UNAUDITED)



                                                             2002           2001
                                                        -----------    -----------

Cash flows from operating activities:
  Net income                                           $    116,239   $     (5,342)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                         149,549        152,200
      Deferred income taxes                                  78,001         (2,911)

  Decrease (increase) in:
        Accounts receivable and other receivables          (456,231)       411,718
        Inventories                                         241,144       (431,680)
        Prepaid expenses and other assets                   ( 2,573)      (120,802)
  Increase (decrease) in:
        Accounts payable and accrued liabilities           ( 88,118)       249,162
                                                        -----------    -----------
        Net cash provided by operating activities            38,011        252,345
                                                        -----------    -----------
Cash flows from investing activities:
     Capital expenditures                                  (295,745)      (220,516)
     Other assets                                                --       (102,568)
     Patents and intellectual properties                     (4,326)        (5,000)
                                                        -----------    -----------
        Net cash (used in)
             investing activities                          (300,071)      (328,084)
                                                        -----------    -----------
Cash flows from financing activities:
  Net (payments) under line of credit                      ( 30,724)      (182,000)
  Net proceeds from sale of common stock                    143,351        166,543
  Proceeds from issuance of debt                            500,000             --
  Principal payments of long-term debt                     ( 60,508)      ( 79,643)
                                                        -----------    -----------
         Net cash provided (utilized) by
             financing activities                           552,119        (95,100)
                                                        -----------    -----------
         Net increase (decrease) in cash                    290,059       (170,839)
Cash at beginning of year                                   395,327        339,348
                                                        -----------    -----------
Cash at end of period                                   $   685,386    $   168,509
                                                        ===========    ===========

                             See Accompanying Notes

                       COLOR IMAGING, INC. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation of the Company's property, plant, and equipment is computed using the straight-line method. The estimated useful lives are as follows:

                                                       Years
                                                      --------
       Leasehold improvements                         10 - 20
       Machinery and equipment                         5 - 20
       Furniture and fixtures                          7 - 10

NOTE 3. COMMON STOCK

From January 1, 2002 to March 31, 2002, one holder of the Company's warrants exercised 1,750 warrants on a cashless basis and was issued 705 shares of the Company's common stock. During March 2002, the Company rescinded one transaction entered into during 2001 for the sale of 25,000 shares of common stock and warrants to purchase 25,000 shares of the common stock of the Company. This transaction was retroactively reflected in the financial statements as of December 31, 2001. As of March 2002, all notes receivable from sales of Company securities have been fully paid by the investors.

On October 30, 2001, the Company issued and sold 1,000,000 shares of its common stock to one investor in exchange for $2 million. The purchase price was $2.00 per share, of which $10,000 was payable in cash and $1,990,000 was payable in the form of a recourse promissory note. The Company also agreed to issue up to 500,000 warrants exercisable at $2.00 per share to purchase the Company's common stock. In March 2002, the Company and the investor mutually rescinded this transaction and the Company has retroactively reflected this rescission as of December 31, 2001.

NOTE 4. INVENTORIES

Inventories consisted of the following components as of March 31, 2002 and December 31, 2001:

                                    March 31, 2002            December 31, 2001
                                 ------------------           -----------------
        Raw materials              $    1,678,500             $       723,480
        Work-in-process                   992,586                     967,982
        Finished goods                  3,269,762                   4,534,410
        Obsolescence allowance           (125,950)                   (169,830)
                                  -----------------           -----------------
            Total                  $    5,814,898             $     6,056,042
                                  =================           =================

NOTE 5. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $2.5 million revolving line of credit with an outstanding balance as of March 31, 2002 of $1,431,692. At the end of each month for the following month, the Company has the interest rate option of either the one month Libor interest rate in effect two business days before the first day of the month plus 2.50% or the Bank's prime interest rate minus 0.25%. As of March 31, 2002, the interest rate was the one month Libor rate plus 2.50% (6.87%). This revolving line of credit has a June 30, 2002 expiration date.

Under the lines of credit, the Company is permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million and not to exceed 60 percent of the total outstanding). The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the lines of credit.

The Bank agreement contains various covenants that the Company is required to maintain, and as of March 31, 2002 the Company was in compliance with such covenants.


NOTE 6. SIGNIFICANT CUSTOMERS

In the three month period ended March 31, 2002, two customers accounted for 47% and 21%, respectively, of net sales. The Company does not have a written or oral contract with these customers. All sales are made through purchase orders. Accounts receivable from these customers at March 31, 2002, were $1,462,000 and $711,000, respectively.


NOTE 7. SIGNIFICANT SUPPLIERS

In the three months ended March 31, 2002, the Company purchased 49% of its raw materials, components and supplies from one supplier in connection with sales to its largest customers. At March 31, 2002, the account payable to this supplier was $2,014,000.

NOTE 8. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region for the three month period ended March 31 are as follows:

                                       2002         2001
                                   -----------  -----------
Sales to Unaffiliated Customers:
United States                      $ 5,180,730  $ 5,019,357
Europe                               1,568,612      288,813
Asia                                   175,555       65,181
All Other                              934,181      154,965
                                   -----------  -----------
Total                              $ 7,859,078  $ 5,528,316
                                   ===========  ===========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussions should be read in conjunction with our consolidated condensed financial statements and the related notes thereto.

GENERAL

     Color Imaging, Inc., (the "Company" or "Color") OTCBB: CIMG, develops, manufactures and markets products used in electronic printing, analog and digital copiers and supply high-speed digital printing systems. These high speed digital printing systems print in real-time directly on offset presses. Offset presses are presses that utilize plates and ink to print on paper and other materials. We conduct our business through two separate operating units, Color Imaging, Inc. and Logical Imaging Solutions, Inc. ("Logical"). Color develops, purchases from others and markets electronic printing products, including black text, color magnetic ink character recognition and specialty toners, and provides other parts and accessories for laser printers and digital copiers. Logical designs, manufactures and integrates components made by third parties into a complete printing system and offers technical support and supplies in connection therewith. Logical's printing system allows commercial printers to digitally process and print data that may change from page to page, also known as variable data, and images at very high speeds directly on commercial offset web presses. This capability saves time and money for the printer and customer.

     Our operating strategy is to (1) expand, including through strategic acquisition(s), our printer and copier products business, while (2) diversifying our business by pursuing innovative electron beam imaging technologies and products for sale to the commercial press market. We intend to expand our printer and copier business by (1) increasing the capacity of our toner manufacturing facility and utilize it, increasingly, for higher margin specialty, magnetic character recognition, copier and color toners and (2) by expanding our sources for products from strategic suppliers that we can add value to or resell that complement our product lines. The objective of our pursuit of innovative technologies and products applicable to the commercial offset press market is to become a manufacturer of our own proprietary high-speed digital press, printing in color, and a related line of consumable products to add to sales and operating profitability while reducing our reliance on the printer and copier consumable product markets.

COLOR

     Since  1989,  Color  has  developed  and  manufactured   products  used  in
electronic printing. Color formulates and produces black text and specialty toners, including color and magnetic ink character recognition toners for numerous laser printers. Color's toners permit the printing of a wide range of user-selected colors and also the full process color printing of cyan, yellow, magenta and black. Magnetic ink character recognition toners enable the printing of magnetic characters which are required for the high-speed processing of checks and other financial documents. Color also supplies other consumable products used in electronic printing, including toner cartridges, cartridge components, photoreceptors and imaging drums.

     Color has continually expanded its product line and manufacturing capabilities. This expansion has led to the creation of more than 130 different black text, color, magnetic ink character recognition and specialty toner formulations, including aftermarket toners and imaging products for printers and facsimile machines manufactured by Brother(TM), Canon(TM), Delphax(TM), Hewlett Packard(TM), IBM(TM), Lexmark(TM), Sharp(TM), Xerox(TM), Minolta(TM), Mita(TM), Panafax(TM), Pentax(TM), Pitney Bowes(TM), Epson(TM), Fuji-Xerox(TM), Toshiba(TM), Kyocera(TM), Okidata(TM), Panasonic(TM), and printing systems developed by Logical. Color also manufacturers and or markets toners for use in Ricoh, Sharp(TM), Xerox(TM) and Cannon(TM) copiers. Color also offers product enhancements, including imaging supplies that enable standard laser printers to print magnetic ink character recognition. Color markets its branded products directly to OEMs and its aftermarket products worldwide to distributors and remanufacturers of laser printer toner cartridges and to dealers and distributors of copier products.

LOGICAL

     Logical designs, assembles and markets a complete printing system, SOLUTION2000, to commercial printers. When installed directly on an offset printing press, the SOLUTION2000 expands printing capabilities to include the printing of variable data and images text together including bar codes, magnetic ink character recognition and unlimited alphanumeric sequencing. These functions allow commercial printers to digitally process and print variable data at extremely high speeds where previously they were able to only print fixed images from printing plates or cylinders installed on their offset printing presses. Since its founding in 1993, Logical's development efforts have focused on creating a revolutionary high-speed digital variable data printing system for commercial printing applications that combines software, hardware and consumable products. Logical also offers a full line of consumable products, including toners, print cartridges and toner fusing assemblies. Our strategy is to continually build an installed base of printer systems that will generate a recurring demand for these consumable products.

     Logical expects to beta test the DigitalColorPress, a Solution series of printing systems incorporating color printing capabilities in the second quarter of 2002. The DigitalColorPress can print variable data in color at rates exceeding 250 pages-per-minute. This is in contrast to other products which do not print directly on the press and print at speeds of approximately 85 pages per minute. We believe that this represents an attractive alternative for high-speed offset printing applications because it reduces steps and labor in the print process. Depending on the result of beta site testing during the second quarter of 2002 and determining that reliable manufacturing support exists, we intend to market Logical's DigitalColorPress color printing system during 2002 as an enhancement to existing Solution series installations and as an upgrade for other printing systems.

CRITICAL ACCOUNTING POLICIES

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our financial statements. Our significant estimates and assumptions are reviewed and any required adjustments are recorded on a quarterly basis.

     Carrying Value of Electron Beam Imaging Test Equipment. As of March 31, 2002 the net book value of our investment in electron beam imaging test equipment was approximately $1.4 million. We have estimated the useful life of this equipment to be ten years. The equipment is new technology and is used by us to support our selling, manufacturing and research and development activities in connection with Logical's DigitalColorPress. To date, however, we have not fully commercialized such products, and the future benefit that we would derive from this equipment is dependent upon our successfully commercializing this technology and our products remaining competitive for at least the length of time we have estimated its useful life. Should we not be successful in fully commercializing the related DigitalColorPress products or realizing the sufficient levels of sales from such products, these assets could become partially or fully impaired.

     Lower of Cost or Market for Inventory. Our inventories are recorded at the lower of standard cost or market. As with any manufacturer or wholesaler, economic conditions, cyclical customer demand, product introductions or pricing changes of our competitors and changes in purchasing or distribution can affect the carrying value of inventory. As circumstances warrant, we record lower of cost or market inventory adjustments. In some instances these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns, estimated fair value and, in the case of toner products, whether or not it can be reformulated and manufactured into other products, and record any adjustment if estimated fair value is below cost. Through periodic review of each of our inventory categories and by offering markdown or closeout pricing, we regularly take steps to sell off slower moving inventory to eliminate or lessen the effect of any lower of cost or market adjustment.

     Carrying Value of Toner Manufacturing Equipment. We are nearing the completion of the latest expansion of our toner manufacturing facility. We have some $7.5 million invested in certain of the equipment and leaseholds, with a carrying value of $6 million, in connection with toner manufacturing that have estimated lives of up to twenty years. Should competing technologies or offshore competitors cause our manufacturing technology to be non-competitive, the estimated life of these assets may need to be shortened and their carrying value could be materially affected.

OVERVIEW

     Net sales, for the three months that ended on March 31, 2002, were primarily generated from the sale of Color's black text, color and magnetic ink character recognition printer and copier toners and related consumable products, including toner cartridges and the re-filling of certain toner cartridges. Revenue is recognized from the sale of products when the goods are shipped to the customer. In the three months ended March 31, 2002, two distributors of imaging supplies accounted for approximately 47% and 21%, respectively, of net sales. Sales to these customers consist primarily of analog copier products, and as a result are expected to decline over time unless these declining sales to these customers are offset by the sale of digital copier products. We do not have a written or oral contract with these customers. All sales are made through purchase orders. Consistent with the purchase orders and forecasts provided to us by our two major customers that account for 68% of our business, we provide our major suppliers with purchase orders three months in advance and an additional rolling forecast for two months. We communicate regularly and meet at least twice annually with these customers and suppliers to assess developments in the industry and expected changes in the business to maintain an efficient supply chain. Net sales made outside of the United States increased to 34% of total sales for the three months ended March 31, 2002, compared to 9% for the comparable period last year. This increase in international sales resulted primarily from the increase in sales to our two largest customers.

     Logical's sales for printing systems and related software and consumable products for the three months that ended on March 31, 2002 represented 2.5 percent of our net revenues.

RECENT DEVELOPMENTS

     We have commenced the relocation and consolidation of most of Logical's operations and research and development activities from Santa Ana, California, to our headquarters in Norcross, GA, leaving certain field support activities in California. This move to our headquarters is intended to achieve additional efficiencies, and we expect to complete the relocation and consolidation by the end of the second quarter of 2002.

     During March 2002, we rescinded two transactions for the sale of our common stock and warrants to purchase additional shares of our common stock totaling 1,025,000 and 525,000, respectively. The purchasers paid the par value in cash for the shares issued to them, and the balance of the purchase price consisted of recourse promissory notes. The sale of 1,000,000 shares of our common stock and warrants to purchase an additional 500,000 shares of common stock was, per agreement, subject to our registering the securities for resale. However, the SEC Staff took the position that these securities could not be registered for resale in our pending Form SB-2 registration statement and the transaction was rescinded, the shares, warrant and promissory note were cancelled and we retained the $10,000 and accrued interest earned thereon in consideration of our expenses incurred in connection with the transaction. The second transaction for 25,000 shares of our common stock and warrants to purchase an additional 25,000 shares of our common stock was rescinded when the parties believed the promissory note would not be paid by the time our Form SB-2 registration statement became effective. The shares, warrant and promissory note were cancelled and the cash consideration was refunded the purchaser.

     With the rescission of the two abovementioned sales of our common stock totaling $2,050,000, we anticipate that we will need to raise additional funds from other sources to meet operating requirements and to fund other planned activities. We intend to meet our operating requirements by borrowing from affiliates. Certain other planned activities are dependent upon either increased borrowings from our affiliates, borrowings from others or our raising funds through the sale of our securities.

     On March 18, 2002, the Board of Directors authorized our filing with the Securities and Exchange Commission an amendment to our Form SB-2 registration statement to include a continuous offering of up to 3,500,000 Units at $2.00 per Unit (each unit consists of one share of common stock, par value $.01, and one warrant to purchase one share of common stock at an exercise price of $2.00), subject to periodic review and re-pricing by management. We filed an amendment to the SB-2 with the Securities and Exchange Commission on April 11, 2002.

     The Board of Directors has proposed a resolution to the stockholders amending our Restated Certificate of Incorporation to increase the total number of shares of common stock which we have authority to issue from twenty million (20,000,000) shares to thirty million (30,000,000) shares, par value of $.01 per share.

     As of April 30, 2002, of the 20,000,000 shares of common stock which we are authorized to issue, 10,099,880 were issued and outstanding, an aggregate of 1,210,000 shares are reserved for issuance in connection with options exercisable into shares of common stock, 1,131,312 shares are reserved for issuance in connection with warrants exercisable into shares of common stock and 7,000,000 shares are reserved for issuance in connection with the registration of shares of common stock and warrants exercisable into shares of common stock pursuant to a Registration Statement on Form SB-2, as amended, originally filed December 28, 2001 and last amended April 11, 2002. Accordingly, only 558,808 shares remain authorized but unissued. No shares of Preferred Stock are currently outstanding.

     The board believes that the amendment to our authorized number of shares is necessary to ensure that we will have sufficient shares available to meet our ongoing business needs and to take advantage of future corporate opportunities. In addition, the board of directors believes that the proposed increase in the authorized shares of common stock is in the best interests of Color and its stockholders and believes that it is advisable to authorize such additional shares and have them available in connection with possible future transactions, such as financings, strategic alliances, corporate mergers, acquisitions, possible funding of new product programs or businesses and other uses not presently determinable and as may be deemed to be feasible and in our best interest. There are no present plans to issue any of the proposed additional authorized shares of common stock. Further stockholder authorization would not be necessary prior to any such issuance, except for certain situations where stockholder approval may be required under Nasdaq or other exchange rules or Delaware law.

RESULTS OF OPERATIONS

The following table sets forth certain information derived from the Company's unaudited interim consolidated statements of operations:

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                  2002               2001
                                                 (PERCENTAGE OF NET SALES)

           Net sales . . . . . . . . . . .        100                100
           Cost of sales . . . . . . . . .         84                 82
           Gross profit  . . . . . . . . .         16                 18
           Administrative expenses . . . .         6                   8
           Research and development  . . .         3                   4
           Sales and marketing . . . . . .         4                   4
           Operating income (loss) . . . .         3                   2
           Interest expense  . . . . . . .         1                   2
           Depreciation and amortization .         2                   3
           Income before taxes . . . . . .         2                   0
           Provision for taxes . . . . . .         1                   0

           Net income  . . . . . . . . . .         1                   0


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

NET SALES. Our net sales were $7.9 million for the three months ended March 31, 2002, or an increase of 44% compared to $5.5 million for the three months ended March 31, 2001. Of the $7.9 million in net sales, $5.1 million were attributable to copier products of Color. The revenue increase from copier products to $5.1 million from 2002 to 2001 was $1.9 million, or 59%. We believe that sales of laser printing products will increase in future periods as a result of our factory expansion to be completed in the second quarter of 2002. We further believe that completion of these tasks, with the resulting added capacity and increased production, will increase manufacturing efficiencies and competitiveness and reduce cost of sales. Net sales made outside of the United States increased to 34% of total sales for the three months ended March 31, 2002, compared to 9% for the comparable period last year. This increase in international sales resulted primarily from the increase in sales to our two largest customers.

COST OF GOODS SOLD. Cost of goods sold increased by $2.1 million or 47% to $6.6 million in the three months ended March 31, 2002 from $4.5 million for the three months ended March 31, 2001. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased by 2 percentage points from 82% for the three months ended March 31, 2001 to 84% for the three months ended March 31, 2002. This increase reflected the increase in certain copier product sales at lower margins.

GROSS PROFIT. As a result of the above factors, gross profit increased to $1.3 million in the three months ended March 31, 2002 from $1.0 million in the three months ended March 31, 2001. Gross profit as a percentage of net sales, however, decreased by 2 percentage points from 18% to 16% for the three months ended March 31, 2002, as compared to the corresponding period of the prior year. During 2002, with the completion of the factory expansion, management believes that both the gross profit dollars and percentage will improve over 2001.

OPERATING EXPENSES. Operating expenses increased $101,000 or 11% to $999,700 in the three months ended March 31, 2002 from $898,800 in the three months ended March 31, 2001. General and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 13% in the three months ended March 31, 2002 from 16% in the three months ended March 31, 2001. General and administrative expenses were approximately the same at $460,000 for the three months ended

March 31, 2002 and 2001. Selling expenses increased by $50,700, or 22%, in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Selling expenses increased primarily as the result of the increased marketing costs associated with the increased revenues from copier products. Research and development expenses increased by $45,500, or 21%, to $262,400 in the three months ended March 31, 2002. Research and development expenses as a percentage of net sales decreased to 3% in the three months March 31, 2002, from 4% in the three months ended March 31, 2001, reflecting the higher sales level.

OPERATING INCOME. As a result of the above factors, operating income increased by $154,800, to a profit of $270,000 in the three months ended March 31, 2002 from $115,200 in the three months ended March 31, 2001.

INTEREST AND FINANCE EXPENSE. Interest expense decreased by $39,900 in the three months ended March 31, 2002 from the three months ended March 31, 2001. The decrease was primarily the result of lower interest rates and secondarily the result of reduced interest bearing debt levels.

OTHER INCOME. Other income decreased by $1,000 from income of $8,000 to income of $7,000 in the three months ended March 31, 2002 from the three months ended March 31, 2001.

INCOME TAXES. As the result of our increased profit in the current year, income tax provisions were $80,000 for the three months ended March 31, 2002 compared to a tax credit of $2,000 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, our working capital was approximately $2.7 million and our current ratio was 1.34 to 1. At the year ended December 31, 2001, working capital was approximately $2.6 million and our current ratio was 1.35 to 1.

Cash flows provided by operating activities were $38,000 in the three months ended March 31, 2002 compared to $252,000 in the three months ended March 31, 2001. The cash flows provided by operating activities in the three months ended March 31, 2002 decreased primarily from carrying higher levels of accounts receivable and our reducing payables and accrued liabilities during 2002. While accounts and other receivables increased by $456,000, reflecting our growth in net sales, in the three months ended March 31, 2002, this use of cash flow was partially offset by a reduction of inventory for the same period of $241,000. We have improved our inventory turnover beyond that which is reflected in the inventory balances. As the result of changing to purchasing from our largest vendor at terms of freight on board at origination, we have some $700,000 of inventory in transit at March 31, 2002. While, on the other hand, we had no inventory in transit at March 31, 2001. Had we not changed the terms of our purchasing from our largest vendor, our inventory at March 31, 2002 would have been approximately $5.1 million compared to $6.1 million at March 31, 2001, or a reduction to inventory of $1 million, or 16%, while net sales increased 44%.

Cash flows used in investing activities were $300,000 in the three months ended March 31, 2002, compared to $328,000 in the three months ended March 31, 2001. Included in cash flows used in investing activities in the three months ended March 31, 2002, was $296,000 in capital expenditures in connection with the completion of our factory expansion.

We have a $2.5 million revolving line of credit with our bank that has an outstanding balance as of March 31, 2002 of $1,432,000. At the end of each month, for the following month, we have an interest rate option of either the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50% or our bank's prime interest rate minus 0.25%. As of March 31, 2002, the interest rate was the one-month Libor rate of 2.25% plus 2.50% (6.87%). This revolving line of credit has a June 30, 2002 expiration date, and we expect to renew this revolving line of credit for an additional year on or about June 30, 2002.

Under the line of credit, we are permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million and not to exceed 60 percent of the total outstanding). We have granted our bank a security interest in all of our assets as security for the repayment of the lines of credit.

The Bank agreement contains various covenants which the Company is required to maintain. As of March 31, 2002, the Company was in compliance with such covenants.

Cash flows provided by financing activities for the three months ended March 31, 2002 was $552,000, resulting primarily from the $500,000 loan we received from an officer. Had we not received the loan, cash flows provided by financing activities at March 31, 2002 would have been $52,000 compared to cash flows utilized in financing activities of $95,000 for the three months ended March 31, 2001.

Funds generated from operating activities and availability under credit facilities is expected to be insufficient to finance our plans to expand operating activities for the remainder of 2002. Having rescinded two transactions during March 2002 for the sale of our securities totaling $2,050,000, we anticipate that we will need to raise an additional $500,000 from other sources to fund these activities. To meet these requirements we intend to seek financing from our affiliates and/or engage in sales of our securities. We have received our bank's consent to borrow up to $1.4 million from affiliates. We borrowed $500,000 during the first quarter 2002 from an officer to meet vendor commitments for products. We intend to repay this borrowing from future sales of our common stock. Notwithstanding our success in obtaining financing in the amount of $500,000, funds on hand will be insufficient to meet our planned need for an additional $500,000, consisting of $500,000 to vendors for products. Should we not obtain these additional funds, certain operational activities would have to be reduced or curtailed entirely to meet our existing commitments and a $250,000 principal payment due on our industrial development bond on July 1, 2002. We intend to fund these planned activities by either borrowing the additional funds from affiliates or selling our securities. There can be no assurance that additional financing will be available on favorable terms or that the proceeds from the sale of our securities will be available to meet these planned operating and financing activities. We believe that these operating and investing activities, if successfully completed, will increase revenues and operating margins.

FACTORS   THAT  MAY   AFFECT   FUTURE   RESULTS   AND   INFORMATION   CONCERNING
FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may", "will," "should" or "anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding our ability to borrow funds from financial institutions or affiliates and/or engage in sales of our securities, our intention to repay certain borrowings from future sales of our securities, the ability to expand capacity by placing in service additional manufacturing equipment during the second quarter of 2002, the ability to commercialize our electron beam imaging technologies and products, our expected acquisition of business or technologies, our expectation that shipments to international customers will continue to account for a material portion of net sales, anticipated future revenues, sales, operations, demand, technology, products, business ventures, major customers, major suppliers, competition, capital expenditures, credit arrangements, and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon our business. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, those discussed in the sections titled "The Company" and "Management's Discussion and Analysis" and the factors set forth below:

Risks related to our business:

We anticipate that we will need to raise additional capital or obtain funding to finance certain of our planned operating activities over the next twelve months.

Our failure to raise additional capital in the approximate amount of $500,000 may significantly limit our ability to finance certain planned operating activities over the next twelve months that we believe will generate additional revenues and reduce manufacturing costs. Specifically, we will need to borrow or raise additional funds to meet the additional planned $500,000 of vendor commitments for product. We may not be able to obtain additional financing at commercially reasonable rates, or at all. Our failure to obtain additional funds would significantly limit or eliminate our ability to conduct the foregoing activities or we may have to curtail or eliminate other activities. We anticipate that we will seek additional funding through the public or private sales of our securities. That could include financing through equity securities, or through commercial or private financing arrangements. Adequate funds may not be available when needed or on terms acceptable to us, or at all. In the event that we are not able to obtain additional funding on a timely basis, we may be required to limit any proposed operations, research and development or expansion.

The success of approximately 40% of our business depends on a supplier approved by one of our customers for that business.

Some of our products incorporate technologies that are available from a particular supplier that has been approved by one of our customers. Approximately 40% of our sales for the three months ended March 31, 2002 were derived from products limited to a specific supplier. For the three months ended March 31, 2002, we purchased 49% of our raw materials, components and supplies from the same supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders to provide us with the supplies needed. Should we be unable to obtain the necessary materials from this supplier, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

The success of our business depends on a limited number of customers.

In the three months ended March 31, 2002, two customers accounted for approximately 68% of our net sales. We do not have contracts with these customers and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of any of these customers, including through an acquisition or other business combination could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer terminates its relationship with us market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

Our success is dependent on our ability to successfully develop, or acquire from third parties products that we can commercialize and that achieve market acceptance.

The challenges we face in implementing our business model include establishing market acceptance of existing products and services and successfully developing or acquiring new product lines that achieve market acceptance. We must successfully commercialize the products that are currently being developed, and continue to acquire from third parties parts, materials and finished product that can be integrated into finished products or sold as our products. While we have successfully developed toners in the past and are in the late stages of developing and testing several new toners and installing our first DigitalColorPress employing electron beam imaging technologies, we have not commercialized many of the toners that are under development or fully commercialized for manufacturing the DigitalColorPress. While we have in the past acquired from third parties materials and products that we have been successful in selling, there can be no assurance that parts, materials or products for new products will be available or will achieve market acceptance. If we fail to successfully commercialize products we develop or acquire from third parties, or if these products fail to achieve market acceptance, our financial condition and results of operation would be seriously harmed.

Our success is dependent on our ability to utilize available manufacturing capacity.

We recently expanded our manufacturing capacity by acquiring new manufacturing equipment and moving to a larger location. We intend to continue to expand capacity by placing in service additional manufacturing equipment during the second quarter of 2002. To fully utilize these new additions to the factory, new formulations for toner have to be developed specifically for manufacture on this new equipment or orders for larger quantities of existing toners must be obtained. While we have been successful in developing formulas for new equipment in the past and increasing sales of many of our existing toner products, our continued success will be dependent on our ability to develop additional formulations or increase our sales from existing formulations and manufacture the toners with the new equipment to achieve a reduction in production costs. We cannot assure you that we will be successful in developing all of the formulations needed in the future or that we will be able to manufacture toner at a lower production cost on a regular basis or that such products will achieve market acceptance. If we are not successful, or if our historical business declines as the result of our efforts in this area, our business will be materially and adversely affected.

We intend to grow revenues through an acquisition strategy that may prove unsuccessful.

We intend to pursue acquisitions of businesses or technologies that management believes complement or expand the existing business. Acquisitions of this type involve a number of risks, including the possibility that the operations of any business that are acquired will be unprofitable or that management attention will be diverted from the day-to-day operation of the existing business. An unsuccessful acquisition could reduce profit margins or otherwise harm our financial condition, by, for example, impairing liquidity and causing non-compliance with lending institution's financial covenants. In addition, any acquisition could result in a dilutive issuance of equity securities, the incurrence of debt or the loss of key employees. Certain benefits of any acquisition may depend on the taking of one-time or recurring accounting charges that may be material. We cannot predict whether any acquisition undertaken by us will be successfully completed or, if one or more acquisitions are completed, whether the acquired assets will generate sufficient revenue to offset the associated costs or other adverse effects.

Our success depends on our ability to develop or acquire intellectual property rights.

Our success depends in part on our ability to develop proprietary toner formulas and manufacturing processes, obtain patents, copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent us from obtaining technology of others and could otherwise adversely affect our operating results, cash flows, financial position or business, as could expenses incurred enforcing intellectual property rights against others or defending against claims that our products infringe the intellectual property rights of others.

Our intellectual property protection is limited.

While we have one patent and we have received the Notice of Allowance from the U.S. Patent and Trademark Office for another patent, on the whole we do not rely on patents to protect our proprietary rights. We do rely on a combination of laws such as trade secrets and contractual restrictions such as confidentiality agreements to protect proprietary rights. Despite any precautions we have taken:

..    laws and  contractual  restrictions  might  not be  sufficient  to  prevent misappropriation of our technology or deter others from developing similar technologies; and

..    policing  unauthorized  use of our  products is  difficult,  expensive  and time-consuming and we might not be able to determine the extent of this unauthorized use.

Therefore, there can be no assurance that we can meaningfully protect our rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to the proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us which could significantly harm our business.

Acts of domestic terrorism and war have impacted general economic conditions and may impact the industry and our ability to operate profitably.

On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C. On October 7, 2001, the United States launched military attacks on Afghanistan. As a result of those terrorist acts and acts of war, there has been a disruption in general economic activity. The demand for printing products and services may decline as layoffs in the transportation and other industries affect the economy as a whole. There may be other consequences resulting from those acts of terrorism, including civil disturbance, war, riot, epidemics, public demonstration, explosion, freight embargos, governmental action, governmental delay, restraint or inaction, quarantine restrictions, unavailability of capital, equipment, personnel, which we may not be able to anticipate. These terrorist acts and acts of war may continue to cause a slowing of the economy, and in turn, reduce the demand of printing products and services, which would harm our ability to make a profit. We are unable to determine the long-term impact, if any, of these incidents or of any acts of war or terrorism in the United States or worldwide on the U.S. economy, on us or on the price of our common stock.

We depend on the efforts and abilities of certain officers and directors to continue our operations and generate revenues.

Our success depends to a significant extent on the continued services of senior management and other key personnel. While we do have employment, non- compete and confidentiality agreements with executive officers and certain other key individuals, these agreements may be terminated by either party upon giving the required notice. The loss of the services of any of our executive officers or other key employees could harm our business. Our success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for qualified employees in the industries in which we operate is intense. If we fail to hire and retain a sufficient number of qualified employees, our business will be adversely affected.

Compliance with government regulations may cause us to incur unforeseen expenses.

Our black text, color and magnetic character toner supplies and manufacturing operations are subject to domestic and international laws and regulations, particularly relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for treatment, storage and disposal of solid and hazardous wastes. In addition, we are subject to regulations for storm water discharge, and as a requirement of the State of Georgia have developed and implemented a Storm Water Pollution Prevention Plan. We are also required to have a permit issued by the State of Georgia in order to conduct various aspects of our business. Compliance with these laws and regulations has not in the past had a material adverse affect on our capital expenditures, earnings or competitive position. There can be no assurance, however, that future changes in environmental laws or regulations, or in the criteria required to obtain or maintain necessary permits, will not have a material adverse affect on our operations.

We sell a significant portion of our products internationally, which exposes us to currency fluctuations and collection and product recall risks.

We sell a significant amount of product to customers outside of the United States. International sales accounted for 34% of net sales in the three months ended March 31, 2002 and 9% in the three months ended March 31, 2001. We expect that shipments to international customers will continue to account for a material portion of net sales. Most products are priced in U.S. dollars, but because we do sell products in Europe denominated in Euros, fluctuations in the Euro could also cause our products there to become less affordable or less competitive or we may sell some products at a loss to otherwise maintain profitable business from a customer. Most of our products sold internationally are on open account, giving rise to the added costs of collection in the event of non-payment. Further, should a product shipped overseas be defective, the Company would experience higher costs in connection with a product recall or return and replacement. We cannot assure you that these factors will not have a material adverse effect on our international sales and would, as the result, adversely impact our results of operation and financial condition.

Our quarterly operating results fluctuate as a result of many factors.

Our quarterly operating results fluctuate due to various factors. Some of these factors include the mix of products sold during the quarter, the availability and costs of raw materials or components, the costs and benefits of new product introductions, and customer order and shipment timing. Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future.

Risks relating to our industry:

We operate in a competitive and rapidly changing marketplace.

There is significant competition in the toner, consumable imaging products and color printing systems industries in which we operate. In addition, the market for digital color printers and copiers and related consumable products is subject to rapid change. Many competitors, both OEMs and other after market firms, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These competitors may be able to devote substantially more resources to developing their business than we can. Our ability to compete depends upon a number of factors, including the success and timing of product introductions, marketing and distribution capabilities and the quality of our customer support. Some of these factors are beyond our control. In addition, competitive pressure to develop new products and technologies could cause our operating expenses to increase substantially.

Our products have short life cycles and are subject to frequent price reductions.

The markets in which we operate are characterized by rapidly evolving technologies, frequent new product introductions and significant price competition. Consequently, our products have short life cycles, and we must frequently reduce prices in response to product competition. Our financial condition and results of operations could be adversely affected if we are unable to manufacture new and competitive products in a timely manner. Our success depends on our ability to develop and manufacture technologically advanced products, price them competitively, and achieve cost reductions for existing products. Technological advances require sustained research and development efforts, which may be costly.

Our financial performance depends on our ability to successfully manage inventory levels, which is affected by factors that may be beyond our control.

Our financial performance depends in part on our ability to manage inventory levels to support the needs of new and existing customers. Our ability to maintain appropriate inventory levels depends on factors that may be beyond our control, including unforeseen increases or decreases in demand for our products and production and supply difficulties. Demand for our products can be affected by product introductions or price changes by competitors or by us, the life cycle of our products, or delays in the development or manufacturing of our products. Our operating results and ability to increase the market share of our products may be adversely affected if we are unable to address inventory issues on a timely basis. In addition, competitive pressure to develop new products and technologies could cause our operating expenses to increase substantially.

Risks relating to owning our common stock:

Our officers, directors and principal stockholders own approximately 50% of the outstanding shares of common stock, allowing these stockholders to control matters requiring approval of the stockholders.

As a result of such ownership as of March 31, 2002 by our officers, directors and principal stockholders, investors will have limited control over matters requiring approval by the stockholders, including the election of directors. Such concentrated control may also make it difficult for the stockholders to receive a premium for their shares of our common stock in the event we enter into transactions that require stockholder approval. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire control of us.

Exercise of warrants and options will dilute existing stockholders and could decrease the market price of our common stock.

As of March 31, 2002, we had issued and outstanding 10,099,880 shares of common stock and outstanding warrants and options to purchase 2,328,352 additional shares of common stock. The existence of the remaining warrants and options may adversely affect the market price of our common stock and the terms under which could obtain additional equity capital.

Our ability to raise additional capital through the sale of our securities may be harmed by competing resales of our common stock by our stockholders.

The price of our common stock could fall if stockholders sell substantial amounts of our common stock. Such sales could make it more difficult for us to sell securities at the time and price we deem appropriate. To the extent stockholders offer to and sell their shares of common stock to investors for less than the price offered by us, our attempt to sell our securities may be adversely affected. In addition, potential investors may not be interested in purchasing shares of our common stock on any terms if stockholders sell substantial amounts of our common stock.

Effectiveness of our registration statement on Form SB-2 will dilute existing stockholders and could decrease the market price of our common stock.

Once our registration statement is declared effective, certain stockholders will be able to sell approximately 4 million shares of our common stock and we will be able to sell the equivalent of 7 million shares of our common stock. The sale of common stock and warrants covered by the registration statement by us or Selling Stockholders will dilute existing stockholders and may adversely affect the market price of our common stock.

Our common stock is listed on the Over-The-Counter Bulletin Board, which may make it more difficult for stockholders to sell their shares and may cause the market price of our common stock to decrease.

Because our common stock is listed on the Over-The-Counter (OTC) Bulletin Board, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of us. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on NASDAQ or a national securities exchange, like the American Stock Exchange.

Our stock price may be volatile and an investment in our common stock could suffer a decline in value.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

o    progress of our products through development and marketing;
o announcements of technological innovations or new products by us or our competitors;
o    government   regulatory  action  affecting  our  products  or  competitors'
     products in both the United States and foreign countries;
o    developments or disputes concerning patent or proprietary rights;
o    actual or anticipated fluctuations in our operating results;
o    the loss of key management or technical personnel;
o    the loss of major customers or suppliers;
o    the outcome of any future litigation;
o    changes in our financial estimates by securities analysts;
o    fluctuations in currency exchange rates;
o    general market conditions for emerging growth and technology companies;
o    broad market fluctuations;
o    recovery from natural disasters; and
o    economic conditions in the United States or abroad.

Our charter documents and Delaware Law may have the effect of making it more expensive or more difficult for a third party to acquire, or to acquire control, of us.

Our certificate of incorporation makes it possible for our Board of Directors to issue preferred stock with voting or other rights that could impede the success of any attempt to change control of us. Our certificate of incorporation and bylaws eliminate cumulative voting which may make it more difficult for a minority shareholder to gain a seat on our Board of Directors and to influence Board of Directors' decision regarding a takeover. Delaware Law prohibits a publicly held Delaware corporation from engaging in certain business combinations with certain persons, who acquire our securities with the intent of engaging in a business combination, unless the proposed transaction is approved in a prescribed manner. This provision has the effect of discouraging transactions not approved by our Board of Directors as required by the statute which may discourage third parties from attempting to acquire us or to acquire control of us even if the attempt would result in a premium over market price for the shares of common stock held by our stockholders.

The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this report, in any of our public filings or press releases or in any oral statements made by us or any of our officers or other persons acting on our behalf. The important factors that could affect forward-looking statements are subject to change, and we disclaim any obligation or duty to update or modify these forward-looking statements.

PART II: OTHER INFORMATION

ITEM 2 -CHANGES IN SECURITIES

     From January 1, 2002 to March 31, 2002, in connection with our private placement completed December 2001, one holder of the our warrants exercised 1,750 warrants on a cashless basis and was issued 705 shares of our common stock. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. During March 2002, we rescinded one transaction entered into during 2001 for the sale of 25,000 shares of our common stock and warrants to purchase 25,000 shares of our common stock. This transaction has been retroactively reflected in the financial statements as of December 31, 2001. No underwriting discounts or commissions were paid to any person. As of March 12, 2002, all notes receivable for the purchase of Units we sold have been fully paid by the investors.

     On October 30, 2001, we issued and sold 1,000,000 shares of our common stock to one accredited investor in exchange for $2 million. The purchase price was $2.00 per share, of which $10,000 was payable in cash and $1,990,000 was payable in the form of a recourse promissory note, payable at the earlier to occur of (i) six months after the registration statement covering the shares is declared effective or (ii) twelve months from the date of the purchase agreement. We also agreed to issue up to 500,000 warrants to purchase our common stock to the investor in the event the investor resells the shares at a purchase price of at least $2 per share. These warrants are exercisable for one year at an exercise price of $2 per share. In March 2002, when the shares could not be registered with the Securities and Exchange Commission while the promissory note was unpaid, we and the investor mutually rescinded this transaction and we have retroactively reflected this rescission as of December 31, 2001.

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
No.       Description
-------   -----------

3.1       Restated Certificate of Incorporation by Color Imaging, Inc.

3.2       Restated Bylaws by Color Imaging, Inc.

11.1      Computation of Earnings Per Common Share

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           COLOR IMAGING, INC.


                                           /S/ MICHAEL W. BRENNAN
                                           ------------------------------------
May 1, 2002                                Michael W. Brennan
                                           Chairman and Chief Executive Officer


                                           /S/ MORRIS E. VAN ASPEREN
                                           ------------------------------------
                                           Morris E. Van Asperen
                                           Executive Vice President and
                                           Chief Financial Officer

1469281