Form 10QSB/A
period 2000-06-30
COLOR IMAGING INC
filed 2002-05-20
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  JUNE 30, 2000


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

4350 PEACHTREE BOULEVARD, SUITE 100
     NORCROSS, GEORGIA                                             30071

(Address of principal executive offices)                         (Zip code)

                                 (770) 840-1090

              (Registrant's telephone number, including area code)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

As of June 30, 2000, there were 7,000,000 shares of Common Stock outstanding.

                                EXPLANATORY NOTE

     The accompanying financial statements for the six months ended June 30, 2000, have been restated to reflect the business combination with Image (see
Note 2 below) under the purchase method of accounting as opposed to the pooling of interests method, as previously reported.

                               COLOR IMAGING, INC.
                    QUARTERLY REPORT ON FORM 10-QSB/A FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX


PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets
                June 30, 2000 (Unaudited) and December 31, 1999...............3

              Consolidated Statements of Operations
               for the Three Months and Six Months ended June 30, 2000
                and 1999......................................................4

              Consolidated Statements of Cash Flows (Unaudited)
               for the Six Months ended June 30, 2000
                and 1999......................................................5

              Notes to Consolidated Financial Statements......................6

Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................9

Signatures...................................................................14

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS

                      COLOR IMAGING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                          30-Jun-00                       31-Dec-99
                                                         (Unaudited)                      (Audited)
CURRENT ASSETS                                           As restated                     As restated
                                                      ------------------              -----------------
    Cash                                              $          864,284              $       1,183,874
    Accounts receivable                                        3,419,176                        157,622
    Refundable income taxes                                      163,135                             --
    Inventory                                                  5,948,311                        329,227
    Deferred taxes                                               277,416                         23,200
    Other current  assets                                        365,119                        256,648
                                                      ------------------              -----------------
          TOTAL CURRENT ASSETS                                11,037,441                      1,950,571
                                                      ------------------              -----------------
FIXED ASSETS
    Furniture & fixtures                                         125,685                         49,686
    Test equipment                                               376,690                             --
    Machinery & equipment                                      5,357,144                             --
    Leasehold improvements                                       677,132                             --
    Accumulated depreciation                                     (27,350)                       (23,960)
                                                      ------------------              -----------------
          TOTAL FIXED ASSETS, NET                              6,509,301                         25,726
                                                      ------------------              -----------------

OTHER ASSETS
    Patent/intellectual property                                   5,000                             --
    Deferred income tax                                          232,800                        232,800
    Related party portion of bonds                               974,128                             --
    Other assets                                                 688,139                          3,124
                                                      ------------------              -----------------
          OTHER ASSETS                                         1,900,067                        235,924
                                                      ------------------              -----------------
                                                      $       19,446,809              $       2,212,221
                                                      ==================                ===============
CURRENT LIABILITIES
    Revolving lines of credit                         $        1,940,000              $              --
    Accounts payable                                           6,051,076                        238,336
    Notes payable                                                106,596                             --
    Other current liabilities                                    674,296                        105,739
    Current income taxes payable                                 144,126                             --
                                                      ------------------              -----------------
          TOTAL CURRENT LIABILITIES                            8,916,094                        344,075
                                                      ------------------              -----------------
LONG TERM LIABILITIES
    Notes payable                                              1,565,000                         94,534
    Bonds payable                                              4,100,000                             --
    Other long term liabilities                                  123,054                             --
                                                      ------------------              -----------------
          LONG TERM LIABILITIES                                5,788,054                         94,534
                                                      ------------------              -----------------
          TOTAL LIABILITIES                                   14,704,148                        438,609
                                                      ------------------              -----------------

STOCKHOLDERS' EQUITY

    Common stock, $.01 par value, authorized
        20,000,000 shares; 7,000,000 and
        4,000,000 shares issued on June 30, 2000                  70,000                         40,000
        and December 31, 1999, respectively.
    Additional paid-in capital                                 6,344,601                      3,343,430
    Accumulated deficit                                       (1,671,940)                    (1,609,818)
                                                      ------------------              -----------------
                                                               4,742,661                      1,773,612
                                                      ------------------              -----------------
                                                      $       19,446,809              $       2,212,221
                                                      ==================               ================

                 See Notes to Consolidated Financial Statements

                               COLOR IMAGING, INC. AND SUBSIDIARIES
                                UNAUDITED STATEMENTS OF OPERATIONS



                                  THREE MONTH PERIODS ENDED             SIX MONTH PERIODS ENDED
                                 30-Jun-00         30-Jun-99          30-Jun-00        30-Jun-99
                                As restated       As restated        As restated      As restated
                               --------------     -------------     ---------------  ---------------

SALES                          $     165,024      $    113,440      $      440,053   $      198,520
C0ST OF SALES                         96,906            74,506             269,564          130,385
                               --------------     -------------     ---------------  ---------------
      GROSS PROFIT                    68,118            38,934             170,489           68,135
                               --------------     -------------     ---------------  ---------------

OPERATING EXPENSES
    Administrative                    75,484            41,399             150,410           72,448
    Research and development          66,410            82,935             114,641          145,136
    Sales and marketing                   --            41,399                  --           72,448
                               --------------     -------------     ---------------  ---------------
                                     141,894           165,733             265,051          290,032
                               --------------     -------------     ---------------  ---------------

     OPERATING (LOSS)                (73,776)         (126,799)            (94,562)        (221,897)
                               --------------     -------------     ---------------  ---------------

OTHER INCOME AND (EXPENSE)
    Other Income and (expense)           361             2,099                 806            3,673
    Financing expenses                (4,837)           (3,342)             (9,366)          (5,849)
                               --------------     -------------     ---------------  ---------------
                                      (4,476)           (1,243)             (8,560)          (2,176)
                               --------------     -------------     ---------------  ---------------

(LOSS) BEFORE TAXES                  (78,252)         (128,042)           (103,122)        (224,073)

PROVISION (BENEFIT)                  (31,000)          (51,200)            (41,000)         (89,600)
  FOR TAXES INCOME TAXES       --------------     -------------     ---------------   --------------

NET (LOSS)                     $     (47,252)      $   (76,842)      $     (62,122)   $    (134,473)
                               ==============      ============     ===============   ==============
(LOSS)
PER COMMON SHARE

            Basic              $        (.01)      $      (.02)      $        (.01)   $        (.03)
            Diluted  *         $        (.01)      $      (.02)      $        (.01)            (.03)

WEIGHTED AVERAGE
SHARES OUTSTANDING

            Basic                  7,000,000         4,000,000           7,000,000        4,000,000
            Assumed conversion *          --                --                  --               --
                               --------------     -------------     ---------------  ---------------
                                   7,000,000         4,000,000         7,000,000          4,000,000
                               --------------     -------------     ---------------  ---------------

* Antidilutive




                 See Notes to Consolidated Financial Statements


                               COLOR IMAGING, INC. AND SUBSIDIARIES
                                 UNAUDITED STATEMENTS OF CASH FLOWS

                                                            SIX MONTHS ENDED        SIX MONTHS ENDED
                                                               30-Jun-00                30-Jun-99
                                                              As restated              As restated
                                                              -------------            -------------

Cash flows from operating activities:

  Net (loss)                                                $       (62,122)        $       (134,473)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating activities:
        Depreciation and amortization                                 3,391                    3,336
        Deferred income taxes                                       (41,000)                 (89,600)
    Decrease (increase) in:
        Accounts and other receivables                              381,453                   10,996
        Inventories                                                 (83,880)                  11,999
        Prepaid and other assets                                   (134,965)                     242
    Increase (decrease) in:
        Accounts payable and accrued liabilities                    (94,804)                 (68,547)
        Income taxes payable                                          8,970                      --
                                                                ------------              -----------
              Net cash (used in)
                  operating activities                              (22,957)                (266,047)
                                                                ------------              -----------
Cash flows from investing activities:
     Capital expenditures                                          (197,099)                      --
     Patents and intellectual properties                             (5,000)                      --
                                                                ------------              -----------
              Net cash (used in)
                  investing activities                             (202,099)                      --
                                                                ------------              -----------
Cash flows from financing activities:
  Advances from related parties, net                                     --                  370,077
  Principal payments of long-term debt                              (94,534)                  (9,690)
                                                                ------------              -----------
              Net cash provided by (used in)
                  financing activities                              (94,534)                 360,387
                                                                ------------              -----------

              Net (decrease) increase in cash                      (319,590)                  94,340
Cash at beginning of year                                         1,183,874                   12,862
                                                                ------------              -----------
Cash at end of period                                       $       864,284        $         107,202
                                                                ============              ===========



                 See Notes to Consolidated Financial Statements

                               COLOR IMAGING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 (see Note 7 - Restatement) are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE 2. DESCRIPTION OF COMPANY

On May 16, 2000, Color Imaging, Inc., formerly known as Advatex Associates, Inc. (Advatex), Logical Acquisition Corp. (LAC), Color Acquisition Corp. (CAC), Logical Imaging Solutions, Inc. (Logical) and Color Image, Inc. (Image) entered into a Merger Agreement and Plan of Reorganization, as amended (Merger Agreement), pursuant to which LAC merged with and into Logical and CAC merged with and into Image (the Merger) and Logical and Image became wholly-owned subsidiaries of Advatex. Pursuant to the Merger Agreement, stockholders of Logical and Image exchanged their common stock for shares of common stock of Advatex. A reverse stock split of one share of common stock for 6.0779 shares of common stock was simultaneously approved for the then existing Advatex common stock. Subsequently, the equity interests in Logical were converted by virtue of the Logical Merger into approximately 3,000,000 newly issued shares of Advatex common stock, on the basis of 1.84843 Advatex Common Shares for each one share of common stock of Logical. The equity interests in Image were converted by virtue of the Image Merger into approximately 3,000,000 newly issued shares of Advatex common stock on the basis of 15 Advatex common shares for each one share of common stock of Image. The above transactions were consummated on June 28, 2000.

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

The fair market value of the shares being issued in the reverse acquisition transaction could not be determined and accordingly, the transaction was valued at the fair market value of the issuer's net assets, which approximated their carrying value. As a result, and consistent with treatment of a merger between a non-operating public shell and privately held entity, no goodwill was recognized.

Concurrently with the above transaction, Advatex, the legal acquirer, issued 3,000,000 shares of common stock (with a per share value of $1.00 as determined in the aforementioned reverse acquisition by Logical of Advatex) in exchange for the outstanding shares of Image. This transaction was accounted for under the purchase method of accounting (see Note 7 -- Restatement). The fair value of Image's assets was reviewed to determine the allocation of the cost of the purchase to tangible and intangible assets, including goodwill. Management determined that no adjustment to the financial statements of Image was necessary, and that the fair value of the tangible and intangible assets of Image was equivalent to their respective book values and no goodwill was recognized in this transaction. The historical financial statements are those of Logical, and the assets, liabilities and operating results of Image are only included in the consolidated financial statements of the Company from the date of acquisition, June 28, 2000.

The following unaudited pro forma results of operations were developed assuming the acquisition had occurred at the beginning of the earliest period presented.



                                         THREE MONTH PERIODS ENDED                SIX MONTH PERIODS ENDED
                                         -------------------------                -----------------------
                                     JUNE 30, 2000      JUNE 30, 1999         JUNE 30, 2000     JUNE 30, 1999
                                     -------------      -------------         -------------     -------------
                                                            (Unaudited Proforma Data)

          Net sales                   $ 5,807,984        $ 2,591,291            $ 9,536,356     $   5,286,980

          Net income                  $    29,887        $   (60,609)           $    78,328     $     (18,600)

          Income per share            $        --        $      (.01)           $       .01     $          --

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

Logical's development efforts have focused on creating a digital variable printing process that provides high-speed, color printing systems for commercial applications. Logical designs, manufactures and delivers complete printing systems, including software, control units and print engines to its customers.

NOTE 3. STOCK OPTIONS

Prior to the Merger, the Company granted options to acquire 500,000 shares of the common stock of the Company to senior members of the Company's management. The option price is $2.00 per share. The options will vest over a two to four year period.

NOTE 4. WARRANTS TO PURCHASE COMMON STOCK

As part of the Merger, the Company granted warrants (the "New Warrant") to purchase up to 100,000 shares of the common stock of the Company to professional advisors to the Merger. The New Warrant entitles the warrant holder to purchase, at any time and for a five-year period, a share of common stock of the Registrant for $2.00 per share. In addition, current shareholders own 272,000 similar warrants (the "Old Warrant"). The Old Warrant entitles the warrant holder to purchase, at any time until September 15, 2001, a share of common stock of the Registrant for $2.70 per share.

NOTE 5. EARNINGS PER SHARE

Basic and diluted earnings per share have been computed in accordance with the adoption of SFAS No. 128.

NOTE 6. INVENTORIES


Inventories consisted of the following components as of June 30, 2000 and December 31, 1999:


                                                       June 30, 2000            December 31, 1999
                                                       -------------            -----------------

        Raw materials ....................           $      673,459             $           --
        Work-in-process...................                  889,786                         --
        Finished goods....................                4,593,414                    329,227
        Obsolescence allowance............                 (208,348)                        --
                                                     ----------------           ----------------

    Total.................................           $    5,948,311             $      329,227
                                                     ================           ================



NOTE 7. RESTATEMENT OF SIX MONTHS YEAR 2000 FINANCIAL STATEMENTS:




The accompanying financial statements for the six months ended June 30, 2000, have been restated to reflect the business combination with Image (see Note 2) under the purchase method of accounting as opposed to the pooling of interests method, as previously reported. Accordingly, Image's financial statements are only consolidated beginning with the date of acquisition, June 28, 2000. In addition, the Company reclassified certain tangible assets that were erroneously classified as Patent/Intellectual Property. The following tables present the impact of the restatement.


                                                         As Previously
                                                           Reported                As Restated
As of June 30, 2000:
    Balance Sheet:
        Related party portion of bonds - current       $          21,600        $              --
       Property, plant and equipment, net                      6,100,193                6,509,301
       Patent/intellectual property                              414,108                    5,000
       Related party portion of bonds, non-current               952,528                  974,128
       Bond payable - current portion                             90,000                       --
       Bond payable - long-term                                4,010,000                4,100,000
       Additional paid-in capital                             12,076,943                6,344,601
       Accumulated deficit                                    (7,404,282)              (1,671,940)


                                                        As Previously
                                                          Reported                 As Restated
Six Months Ended June 30, 2000:
    Statement of Operations:
        Sales                                           $       9,536,356        $          440,053
        Cost of sales                                           7,886,751                   269,564
        Administrative expenses                                   738,743                   150,410
        Research and development                                  353,920                   114,641
        Sales and marketing                                       410,551                        --
        Interest and other income                                 499,856                       806
        Interest and financing costs                             (257,277)                   (9,366)
        Non-recurring moving expenses                            (232,642)                       --
        Provision (benefit) for income taxes                       78,000                   (41,000)
        Net income (loss )                                         78,328                   (62,122)
        Basic income (loss) per share                                 .01                      (.01)
        Diluted income (loss) per share                 $             .01        $             (.01)

See also Note 2 -- Unaudited Proforma Data


ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Consolidated Condensed Financial Statements and related Notes included in this report.

FACTORS   THAT  MAY   AFFECT   FUTURE   RESULTS   AND   INFORMATION   CONCERNING
FORWARD-LOOKING STATEMENTS

     Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may", "will," "should" or "anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding our ability to borrow funds from financial institutions or affiliates and/or engage in sales of our securities, our intention to repay certain borrowings from future sales of our securities, the ability to expand capacity by placing in service additional manufacturing equipment, the ability to commercialize our electron beam imaging technologies and products, our expected acquisition of business or technologies, our expectation that shipments to international customers will continue to account for a material portion of net sales, anticipated future revenues, sales, operations, demand, technology, products, business ventures, major customers, major suppliers, competition, capital expenditures, credit arrangements, and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon our business. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, those discussed in the sections titled "The Company" and "Management's Discussion and Analysis."

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

BACKGROUND

     Color Imaging, Inc., formerly known as Advatex Associates, Inc., was incorporated in Delaware in 1987. On May 16, 2000, Advatex, Logical Acquisition Corp., Color Acquisition Corp., Logical Imaging Solutions, Inc. ("Logical") and Color Image, Inc. ("Image") entered into a Merger Agreement and Plan of
Reorganization, as amended ("Merger Agreement") pursuant to which Logical Acquisition Corp. merged with and into Logical and Color Acquisition Corp. merged with and into Image (the "Merger"), whereby Logical and Image became our wholly-owned subsidiaries. Pursuant to the Merger Agreement, shareholders of Logical and Image exchanged their shares for shares of common stock of Advatex. Logical shareholders converted their shares into shares of common stock of Advatex at the ratio of 1.84843 shares of common stock of Advatex for each one share of Logical. Image shareholders converted their shares into shares of common stock of Advatex at the ratio of 15 shares of common stock of Advatex for each one share of Image. Following the conversion of shares by Logical and Image shareholders, shareholders of Logical and Image owned approximately 85% of the outstanding shares of common stock of Advatex and shareholders of Advatex before the Merger owned approximately 15%.

     The purpose of the Merger was to combine Image's toner and consumable expertise and manufacturing plant with Logical's advanced printing system capabilities to offer a wider product range and ensure product supply for Logical's print system. On July 7, 2000, pursuant to a vote of our stockholders, we changed our name from Advatex Associates, Inc. to Color Imaging, Inc, and on December 31, 2000, Color Image, Inc. was merged with and into Color Imaging, Inc.

OVERVIEW

     The Company, Color Imaging, Inc. (OTCBB: CIMG), develops, manufactures and markets products used in electronic printing, analog and digital copiers and high-speed digital printing. These high-speed digital printing systems print in real-time directly on offset presses. Offset presses are presses that utilize plates and ink to print on paper and other materials. We conduct our business through two separate operating units, Color Image, Inc. ("Image") and Logical Imaging Solutions, Inc. ("Logical"). Image develops, purchases from others and markets electronic printing products, including black text, color, magnetic ink character recognition and specialty toners, and provides other parts and accessories for laser printers and analog and digital copiers. Logical designs, manufactures and integrates components made by third parties into a complete printing system and offers technical support and supplies in connection therewith. Logical's printing system allows commercial printers to digitally process and print data that may change from page to page, also known as variable data, and images at very high speeds directly on commercial offset web presses. This capability saves time and money for both the printer and its customer.

Image

     Since 1989, Image has developed, manufactured and marketed products used in electronic printing and photocopying. Image formulates and produces black text and specialty toners, including color and magnetic character recognition toners for numerous laser printers and a number of facsimile machines and photocopiers. Image's toners permit the printing of a wide range of user-selected colors and also the full process color printing of cyan, yellow, magenta and black. Magnetic character recognition toners enable the printing of magnetic characters that are required for the high-speed processing of checks and other financial documents. Image also supplies other consumable products used in electronic printing and photocopying, including toner cartridges, cartridge components, photoreceptors and imaging drums.

     Image has continually expanded its product line and manufacturing capabilities. This expansion has led to the creation of more than 130 different black text, color, magnetic ink character recognition and specialty toner formulations, including aftermarket toners and imaging products for printers and facsimile machines manufactured by Brother(TM), Canon(TM), Delphax(TM), Hewlett Packard(TM), IBM(TM), Lexmark(TM), Sharp(TM), Xerox(TM), Minolta(TM), Mita(TM), Panafax(TM), Pentax(TM), Pitney Bowes(TM), Epson(TM), Fuji-Xerox(TM), Toshiba(TM), Kyocera(TM), Okidata(TM), Panasonic(TM), and printing systems developed by Logical. Image also manufacturers and or markets toners for use in Ricoh(TM), Sharp(TM), Xerox(TM), Canon(TM), Lanier(TM) and Toshiba(TM) copiers. Image also offers product enhancements, including imaging supplies, that enable standard laser printers to print magnetic character recognition data. Image markets branded products directly to OEMs and aftermarket products worldwide to distributors. In addition, aftermarket products for laser printers and digital and analog copiers are also marketed to remanufacturers and to dealers, respectively.

Logical

     Logical designs, assembles and markets a complete printing system, SOLUTION2000, to commercial printers. When installed directly on an offset printing press, the SOLUTION2000 expands printing capabilities to include the printing of variable data and images, including bar codes, magnetic ink character recognition and unlimited alphanumeric sequencing. These functions allow commercial printers to digitally process and print variable data at extremely high speeds where previously they were able to only print fixed images from printing plates or cylinders installed on their offset printing presses. Since its founding in 1993, Logical's development efforts have focused on creating a high-speed digital variable data printing system for commercial printing applications that combines software, hardware and consumable products. Logical also offers a full line of consumable products, including toners, print cartridges and toner fusing assemblies. Logical's strategy is to continually build an installed base of printer systems that will generate a recurring demand for these consumable products.

     Logical is developing the DigitalColorPress, a Solution series of printing systems incorporating color printing capabilities. The DigitalColorPress will print variable data in color at rates exceeding 250 pages-per-minute. This is in contrast to other products that do not print directly on the press and print at speeds of approximately 85 pages per minute. Logical believes that this represents an attractive alternative for high-speed offset printing applications because it reduces steps and labor in the print process. Logical intends to market the DigitalColorPress color printing system as an enhancement to existing Solution series installations and as an upgrade for other printing systems.

OVERVIEW (RESTATEMENT OF FINANCIAL STATEMENTS)

     The Company has revised its accounting treatment for the merger completed in June 2000 from a pooling-of-interests to the purchase method in accordance with guidance provided by the Securities and Exchange Commission Staff Accounting Bulletin Topic 2A and APB 16, regarding business combinations. The financial information contained in this amended report is in conformity with the purchase method of accounting for the merger. Accordingly, the accompanying financial statements for the six months ended June 30, 2000, have been restated to reflect the business combination with Image under the purchase method of accounting as opposed to the pooling of interests method, as previously reported. As the result, Image's financial statements are only consolidated beginning with the date of acquisition, June 28, 2000.

     Net sales, for the three and six month periods that ended on June 30, 2000, were primarily generated from the sale of consumable products, including toner. Revenue is recognized from the sale of products when the goods are shipped to the customer. In the three and six month periods ended June 30, 2000, net sales increased $52,000 and $242,000, respectively. The larger increase in net revenues for the six month period ended June 30, 2000 compared to the same period of 1999 was primarily the result of a printing system sale in the first quarter 2000.

     Cost of goods sold includes direct material and labor and manufacturing and service overhead. Inventories are stated at the lower of cost (first-in, first-out) or market. Equipment is depreciated using the straight-line method over the estimated useful life of the equipment. Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvements.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information derived from the Company's consolidated statements of operations and expressed as a percentage of net sales:

                                                     Three Months Ended        Six Months Ended
                                                           June 30,                 June 30,
                                                       2000          1999       2000          1999
                                                       ----          ----       ----          ----
                                                                  (Percentage of Net
Sales)
       Net sales ......................................100           100           100          100
       Cost of goods sold ..............................59            66            61           66
       Gross Profit ....................................41            34            39           34
       Administrative expenses..........................46            36            34           36
       Research and Development.........................40            73            26           73
       Sales and Marketing...............................0            36             0           36
       Operating income................................-45          -112           -21         -112
       Interest expense..................................3             3             2            3
       Depreciation and Amortization.....................1             1             1            2
       Income before income taxes......................-47          -113           -23         -113
       Provision for income taxes (credit) ............-19           -45            -9          -45

       Net income (Loss) ..............................-28           -68           -14          -68

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SALES. Net sales were $165,000 for the three months ended June 30, 2000, or an increase of 46% compared to $113,000 for the three month period ended June 30, 1999. The increase in net sales was primarily due to increased consumable sales and service revenues.

COST OF GOODS SOLD. Cost of goods sold increased by $22,000 or 29% to $97,000 in the three months ended June 30, 2000 from $75,000 in the three months ended June 30, 1999. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales decreased to 59% in the second quarter of 2000 from 66% in the second quarter of 1999. This decrease was due to the higher level of sales at better profit margins.

GROSS PROFIT. As a result of the above factors, gross profit increased to $68,000 in the three months ended June 30, 2000 from $39,000 in the three months ended June 30, 1999. Gross profit as a percentage of net sales increased to 41% in the second quarter of 2000 from 34% in the second quarter of 1999. This increase was also due to the higher level of sales at better margins.

GENERAL AND ADMINISTRATIVE, R&D AND SELLING EXPENSES. General and administrative, selling and R&D expenses decreased $24,000 or 14% to $142,000 in the three months ended June 30, 2000 from $166,000 in the three months ended June 30, 1999. General and administrative, R&D and selling expenses decreased, as a percentage of net sales, to 86% in the second quarter of 2000 from 146% in the second quarter of 1999. General and administrative expenses increased by $34,000 or 83% to $75,000 in the three months ended June 30, 2000 from $41,000 in the three months ended June 30, 1999. R&D expenses decreased by $17,000 or 20% to $66,000 in the three months ended June 30, 2000 from $83,000 in the three months ended June 30, 1999. There were no selling expenses in the three months ended June 30, 2000 compared to selling expenses of $41,000 for the three months ended June 30, 1999.

OPERATING INCOME. As a result of the above factors the operating loss decreased by $53,000, to a loss of $74,000 in the three months ended June 30, 2000 from a loss of $127,000 in the three months ended June 30, 1999.

INTEREST EXPENSE. Interest expense was $5,000 in the three months ended June 30, 2000 compared to $3,000 for the three months ended June 30, 1999.

OTHER INCOME. A decrease in interest income resulted in other income decreasing to $400 from $2,000 for the three months ended June 30, 2000 compared to the same period of 1999.

INCOME TAXES. Income tax benefits decreased to $31,000 in the three months ended June 30, 2000 from a tax benefit of $51,000 for the comparable period in 1999. This decrease in tax benefit resulted from the Company's decreased losses.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

NET SALES. Net sales were $440,000 for the six months ended June 30, 2000, or an increase of 121% compared to $199,000 for the six month period ended June 30, 1999, with the increase primarily attributable to a system sale in the first quarter of 2000.

COST OF GOODS SOLD. Cost of goods sold increased by $140,000 or 108% to $270,000 in the six months ended June 30, 2000 from $130,000 in the six months ended June 30, 1999. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales decreased to 61% in the six months ended June 30, 2000 from 66% in the first six month period of 1999. This decrease in cost of sales is attributable to the system sales at a better profit margin.

GROSS PROFIT. As a result of the above factors, gross profit increased by $102,000 to $170,000 in the six months ended June 30, 2000 from $68,000 in the six months ended June 30, 1999. Gross profit as a percentage of net sales increased to 39% for the first six months of 2000, from 34% for the similar period in 1999. This increase in gross margin is primarily due to the system sale at better profit margins during the first quarter of 2000.

GENERAL AND ADMINISTRATIVE, SELLING, AND R&D EXPENSES. General and administrative, R&D and selling expenses decreased $25,000 or 9% to $265,000 in the six months ended June 30, 2000 from $290,000 in the six months ended June 30, 1999. General and administrative, R&D and selling expenses decreased, as a percentage of net sales, to 60% in the first six months of 2000 from 146% in the similar six month period of 1999. This change was the result of lower operating expenses for the six months ended June 30, 2000, while net sales were up 121% for the same period. General and administrative expenses increased by $78,000, or 108%, to $150,000 from $72,000 in the six month period ended June 30, 2000 compared to the six month period ended June 30, 1999. R&D expenses decreased by $30,000 or 21% to $115,000 in the six months ended June 30, 2000 from $145,000 in the six months ended June 30, 1999. There were no selling expenses in the six months ended June 30, 2000 compared to $72,000 of selling expenses for the six month period ended June 30, 1999.

OPERATING INCOME. As a result of the above factors, operating losses decreased by $127,000, to a loss of $95,000 for the six months ended June 30, 2000, compared with a loss of $222,000 in the six months ended June 30, 1999.

INTEREST EXPENSE. Interest expense increased by $3,000 to $9,000 in the six months ended June 30, 2000 from $6,000 in the six months ended June 30, 1999.

OTHER INCOME. As the result of less interest income, other income decreased to $800 in the six months ended June 30, 2000 from $4,000 in the comparable six months ended June 30, 1999.

INCOME TAXES. As the result of the smaller loss for the six months ended June 30, 2000 compared to the same period in 1999, the tax benefit decreased to $41,000 for the six months ended June 30, 2000 compared to $90,000 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities were $23,000 in the six months ended June 30, 2000 compared to $266,000 used by operating activities in the six months ended June 30, 1999. The cash flows used in operating activities in the six months ended June 30, 2000 were significantly less than in the six months ended June 30, 1999 primarily due to a smaller loss and reduced levels of accounts and other receivables.

Cash flows used in investing activities were $202,000 in the six months ended June 30, 2000 compared to no cash flows used in investing activities in the six months ended June 30, 1999. Included in cash flows used in investing activities in the six months ended June 30, 2000 was $197,000 used in the construction of electron beam imaging test equipment and $5,000 for the acquisition of a patent.

The Company has a $1.5 million revolving line of credit with an outstanding balance as of June 30, 2000 of $1,440,000, which bears interest at the Bank's prime interest rate less .25 percent. The revolving line of credit has a November 15, 2000 expiration date. Under the line of credit, the Company is permitted to borrow 85 percent of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million).

The Company also has an additional line of credit of $500,000 from its Bank. The outstanding balance as of June 30, 2000 was $500,000. The additional line of credit has an expiration date of November 15, 2000, and bears an interest rate of the Bank's prime interest rate plus .5 percent. The Company has granted the Bank a security interest in all of the Company's assets as security for the payment of the lines of credit.

The Company believed that cash generated by operating activities, the net proceeds of $950,000 from the Merger on June 28, 2000, and funds available under our credit facilities will be insufficient to finance operating activities for at least the next 12 months after the period ended June 30, 2000. To the extent that the funds generated from these sources were insufficient to finance our operating activities, we raised additional funds privately and from affiliates.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COLOR IMAGING, INC.


                                        /s/ MICHAEL W. BRENNAN
                                        ----------------------

May 15, 2002                            Michael W. Brennan
                                        Chairman and Chief Executive Officer


                                        /s/ MORRIS E. VAN ASPEREN
                                        -------------------------

                                        Morris E. Van Asperen
                                        Executive Vice President and
                                             Chief Financial Officer