Form 10QSB/A
period 2000-09-30
COLOR IMAGING INC
filed 2002-05-20
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-QSB/A


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended SEPTEMBER 30, 2000
                                     ------------------

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    -------------------   ----------------------



                         Commission File Number: 0-18450
               ---------------------------------------------------

                               COLOR IMAGING, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)



      DELAWARE                                          13-3453420
  ------------------                                 ----------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


4350 PEACHTREE INDUSTRIAL BOULEVARD, SUITE 100
 NORCROSS, GEORGIA                                         30071
----------------------------------------------           ---------
(Address of principal executive offices)                 (Zip code)

                                 (770) 840-1090
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of September 30, 2000, there were 7,046,211 shares of Common Stock outstanding.

                                EXPLANATORY NOTE

     The accompanying financial statements for the nine months ended September 30, 2000, have been restated to reflect the business combination with Image (see
Note 2 below) under the purchase method of accounting as opposed to the pooling of interests method, as previously reported.



                               COLOR IMAGING, INC.
                        QUARTERLY REPORT ON FORM 10-QSB/A
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX


PART      I: FINANCIAL INFORMATION

Item      1. Financial Statements

          Consolidated Balance Sheets
          September 30, 2000 (Unaudited) and December 31, 1999.................3

          Consolidated Statements of Operations (Unaudited)
          for the Three Months and Nine Months ended September 30, 2000 and 1999.............................................................4

          Consolidated Statements of Cash Flows (Unaudited)
          for the Nine Months ended September 30, 2000
          and 1999.............................................................5

          Notes to Consolidated Financial Statements...........................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................9


Signatures....................................................................14

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS


                      COLOR IMAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   30-Sept-00                              31-Dec-99
                                                   (Unaudited)                             (Audited)
CURRENT ASSETS                                     As restated                             As restated
                                                   -----------                             -----------

   Cash                                            $     80,240                            $     1,183,874
   Accounts receivable                                4,610,051                                    157,622
   Refundable income taxes                              163,135                                         --
   Inventory                                          5,520,020                                    329,227
   Deferred taxes                                       344,416                                     23,200
   Related party portion of bonds - current              79,232                                         --
   Other current  assets                                416,756                                    256,648
                                                   ------------                            ---------------
           TOTAL CURRENT ASSETS                      11,213,850                                  1,950,571
                                                   ============                            ===============
FIXED ASSETS
   Furniture & fixtures                                 125,685                                     49,686
   R&D equipment                                        401,186                                         --
   Machinery & equipment                              5,833,314                                         --
   Leasehold improvements                               716,726                                         --
   Accumulated depreciation                            (178,142)                                   (23,960)
                                                   ------------                            ---------------
           TOTAL FIXED ASSETS, NET                    6,898,769                                     25,726
                                                   ============                            ===============
OTHER ASSETS
   Patent/intellectual property                          5,000                                          --
   Deferred income tax                                 232,800                                     232,800
   Related party portion of bonds                      894,896                                          --
   Other assets                                        513,333                                       3,124
                                                   ------------                            ---------------
           OTHER ASSETS                              1,646,029                                     235,924
                                                   ------------                            ---------------
                                                   $19,758,648                             $     2,212,221
                                                   ============                            ===============
CURRENT LIABILITIES
   Revolving credit lines                          $ 1,712,269                             $            --
   Accounts payable                                  6,908,845                                     238,336
   Current portion notes payable                       284,467                                          --
   Current portion bonds payable                       320,000                                          --
   Other current liabilities                           513,395                                     105,739
   Current income taxes payable                        148,916                                          --
                                                   ------------                            ---------------
           TOTAL CURRENT LIABILITIES                 9,887,892                                     344,075
                                                   ============                            ===============

LONG TERM LIABILITIES
   Notes payable                                     1,310,351                                     94,534
   Bonds payable                                     3,690,000                                         --
   Other long term liabilities                         134,383                                         --
                                                   ------------                            ---------------
           LONG TERM LIABILITIES                     5,134,734                                     94,534
                                                   ------------                            ---------------
           TOTAL LIABILITIES                        15,022,626                                    438,609
                                                   ============                            ===============
STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, authorized
   20,000,000 shares; 7,046,211 and 4,000,000           70,462                                     40,000
   shares issued on September 30, 2000 and
   December 31, 1999, respectively.

   Additional paid-in capital                        6,392,757                                  3,343,430

   Accumulated deficit                              (1,727,197)                                (1,609,818)
                                                   ------------                            ---------------
                                                     4,736,022                                  1,773,612
                                                   ------------                            ---------------
                                                   $19,758,648                             $    2,212,221
                                                   ============                            ===============


                 See Notes to Consolidated Financial Statements


                      COLOR IMAGING, INC. AND SUBSIDIARIES
                       UNAUDITED STATEMENTS OF OPERATIONS



                                            THREE MONTH PERIODS ENDED                    NINE MONTH PERIODS ENDED
                                        30-Sept-00              30-Sept-99           30-Sept-00              30-Sept-99
                                        As restated             As restated          As restated             As restated
                                        -------------           --------------       -------------           -------------


SALES                                   $  6,006,335            $     141,800        $  6,446,388           $    340,320


C0ST OF SALES                              5,115,834                   93,132           5,385,398                223,517
                                        -------------           --------------       -------------           -------------

      GROSS PROFIT                           890,501                   48,668           1,060,990                116,803
                                        -------------           --------------       -------------           -------------


OPERATING EXPENSES

    Administrative                           382,553                   51,749             532,963                124,197
    Research & development                   230,724                  103,669             345,365                248,805
    Sales & marketing                        197,630                   51,749             197,630                124,197
                                        -------------           --------------       -------------           -------------
                                             810,907                  207,167           1,075,958                497,199
                                        -------------           --------------       -------------           -------------


OPERATING PROFIT (LOSS)                       79,594                 (158,499)            (14,968)              (380,396)
                                        -------------           --------------       -------------           -------------


OTHER INCOME AND (EXPENSE)
    Other income and (expense)               (68,006)                   2,624             (67,200)                 6,296
    Financing expenses                      (123,486)                  (4,178)           (132,852)               (10,027)
    Non-recurring moving expense             (10,360)                      --             (10,360)                    --
                                        -------------           --------------       -------------           -------------
                                            (201,852)                  (1,554)           (210,412)                (3,731)
                                        -------------           --------------       -------------           -------------

(LOSS) BEFORE TAXES                         (122,258)                (160,053)           (225,380)              (384,127)


(BENEFIT) FOR INCOME TAXES                   (67,000)                 (64,000)           (108,000)              (153,600)
                                        -------------           --------------       -------------           -------------

NET (LOSS)                              $    (55,258)           $     (96,053)       $   (117,380)          $   (230,527)
                                        =============           ==============       =============           =============


INCOME (LOSS)
        PER COMMON SHARE

        Basic                           $       (.01)           $        (.02)       $       (.02)          $       (.06)
        Diluted                         $       (.01)           $        (.02)       $       (.02)          $       (.06)


            WEIGHTED AVERAGE
            SHARES OUTSTANDING

               Basic                       7,007,534                4,000,000           6,415,819               4,000,000
               Assumed conversion *               --                       --                  --                      --
                                        -------------           --------------       -------------           -------------
                                           7,007,534                4,000,000           6,415,819               4,000,000
                                        -------------           --------------       -------------           -------------
        * Antidilutive

                 See Notes to Consolidated Financial Statements

                      COLOR IMAGING, INC. AND SUBSIDIARIES
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                           NINE MONTHS ENDED               NINE MONTHS ENDED
                                                           30-Sept-00                      30-Sept-99
                                                           As restated                     As restated
                                                           -----------------               ------------------

Cash flows from operating activities:
   Net income (loss)                                       $       (117,380)               $       (230,527)
   Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating activities:
   Depreciation and amortization                                    154,182                           5,004
   Deferred income taxes                                           (108,000)                       (153,600)

Decrease (increase) in:
  Accounts and other receivables                                   (879,307)                        (43,855)
   Inventories                                                      344,411                         (57,336)
   Prepaid and other assets                                         (52,406)                        (16,002)
   Cash surrender value of life insurance                            (5,756)                             --
   Deposits                                                          86,200                              --

Increase (decrease) in:
   Accounts payable and accrued liabilities                         598,603                        (280,550)
   Income taxes payable                                              13,760                              --
                                                           -----------------               ------------------

         Net cash provided by (used in)
             operating activities                                    34,307                        (776,866)
                                                           -----------------               ------------------


Cash flows from investing activities:
   Capital expenditures                                            (737,359)                         (3,756)
   Patents and intellectual properties                               (5,000)                             --
                                                           -----------------               ------------------
         Net cash (used in)
             investing activities                                  (742,359)                         (3,756)
                                                           -----------------               ------------------
Cash flows from financing activities:
   Net borrowings (payments) under line of credit                   (330,866)                             --
   Proceeds from issuance of bonds or long-term debt                      --                          10,362
   Proceeds from sale of stock                                            --                       1,093,621
   Principal payments of long-term debt                              (64,716)                             --
                                                           -----------------               ------------------
         Net cash provided by (used in)
             financing activities                                   (395,582)                      1,103,983
                                                           -----------------               ------------------
         Net (decrease)  increase in cash                         (1,103,634)                        323,361

Cash at beginning of year                                          1,183,874                          12,862
                                                           -----------------               ------------------
Cash at end of period                                      $          80,240               $         336,223
                                                           =================               ==================



                 See Notes to Consolidated Financial Statements


                               COLOR IMAGING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 (see Note 7 - Restatement) are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

                              THREE MONTH PERIODS ENDED                               NINE MONTH PERIODS ENDED
                        ----------------------------------------                --------------------------------------
                        SEPT 30, 2000              SEPT 30, 1999                SEPT 30, 2000            SEPT 30, 1999
                        -------------              -------------                -------------            -------------
                                                          (Unaudited Proforma Data)
Net sales               $ 6,006,335                $ 2,559,951                  $ 15,542,691              $ 7,856,931
Net income              $   (55,258)               $  (380,242)                 $     23,070              $  (376,227)
Income per share        $      (.01)               $      (.05)                 $         --              $      (.05)


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

NOTE 6. INVENTORIES

Inventories consisted of the following components as of September 30, 2000 and December 31, 1999:


                                                              September 30, 2000     December 31, 1999
                                                              ------------------     -----------------
                                                                                       (As restated)

        Raw materials .................................       $      1,388,249       $            --
        Work-in-process................................              1,482,489                    --
        Finished goods.................................              2,857,630               329,227
        Obsolescence allowance.........................               (208,348)                   --
                                                              ------------------     -----------------

     Total ............................................       $      5,520,020       $       329,227
                                                              ==================     =================



NOTE 7. RESTATEMENT OF NINE MONTHS YEAR 2000 FINANCIAL STATEMENTS:

The accompanying financial statements for the nine months ended September 30, 2000, have been restated to reflect the business combination with Image (see
Note 2 under the purchase method of accounting as opposed to the pooling of interests method, as previously reported. Accordingly, Image's financial statements are only consolidated beginning with the date of acquisition, June 28, 2000. In addition, the Company reclassified certain tangible assets that were erroneously classified as Patent/Intellectual Property. The following tables present the impact of the restatement.


                                                                      As Previously
                                                                        Reported                      As Restated
                                                                   ------------------             -----------------
As of September 30, 2000:
      Balance Sheet:
          Related party portion bonds current                      $       100,832                 $        79,232
          Property, plant and equipment, net                             6,320,193                       6,898,769
          Patent/intellectual property                                     583,596                           5,000
          Related party portion bonds, non-current                         873,296                         894,896
          Additional paid-in capital                                    12,125,100                       6,392,757
          Accumulated deficit                                           (7,459,540)                     (1,727,197)



                                                                      As Previously
                                                                        Reported                      As Restated
                                                                   ------------------             -----------------
Nine Months Ended September 30, 2000:
      Statement of Operations:
          Sales                                                    $    15,542,691                $      6,446,388
          Cost of sales                                                 13,002,584                       5,385,398
          Administrative expenses                                        1,121,296                         532,963
          Research and development                                         584,643                         345,365
          Sales and marketing                                              608,182                         197,630
          Interest and other income (expense)                              431,849                         (67,200)
          Interest and financing costs                                     380,762                         132,852
          Non-recurring moving expenses                                    243,002                          10,360
          Provision (benefit) for income taxes                              11,000                        (108,000)
          Net income (loss)                                                 23,071                        (117,380)
          Basic income (loss) per share                                        .00                            (.02)
          Diluted income (loss) per share                           $          .00                 $          (.02)

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

OVERVIEW (RESTATEMENT OF FINANCIAL STATEMENTS)

     The Company has revised its accounting treatment for the merger completed in June 2000 from a pooling-of-interests to the purchase method in accordance with guidance provided by the Securities and Exchange Commission Staff Accounting Bulletin Topic 2A and APB 16, regarding business combinations. The financial information contained in this amended report is in conformity with the purchase method of accounting for the merger. Accordingly, the accompanying financial statements for the nine months ended September 30, 2000, have been restated to reflect the business combination with Image under the purchase method of accounting as opposed to the pooling of interests method, as previously reported. As a result, Image's financial statements are only consolidated beginning with the date of acquisition, June 28, 2000.

     Net sales, for the three and nine month periods that ended on September 30, 2000, were primarily generated from the sale of consumable products, including toner. Revenue is recognized from the sale of products when the goods are shipped to the customer. In the three and nine month periods ended September 30, 2000, net sales increased $5,865,000 and $6,106,000, respectively. The large increase in net revenues for both the three and nine month periods ended September 30, 2000 compared to the same period of 1999 was primarily the result of consolidation of Image's financial statements.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information derived from the Company's consolidated statements of operations and expressed as a percentage of net sales:

                                                                   Three Months Ended      Nine Months Ended
                                                                      September 30,           September 30,
                                                                  2000         1999          2000        1999
                                                                  ----         ----          ----        ----
                                                                     (Percentage of Net Sales)
         Net sales ...............................................100           100          100           100
         Cost of goods sold .......................................85            66           84            66
         Gross Profit .............................................15            34           16            34
         Administrative expenses....................................7            37            8            36
         Research and Development...................................4            73            5            73
         Sales and Marketing........................................3            36            3            36
         Operating income...........................................1          -112            0          -111
         Interest expense...........................................2             3            2             3
         Depreciation and Amortization..............................2             2            2             1
         Income before income taxes................................-2          -113           -3          -113
         Provision for income taxes (credit) ......................-1           -45           -1           -45

         Net income (Loss) ........................................-1           -68           -2           -68

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999
                                       11
NET SALES. Net sales were $6,006,000 for the three months ended September 30, 2000, or an increase of $5,864,000, or 4130% compared to $142,000 for the three month period ended September 30, 1999. The large increase in net sales during the three month period ended September 30, 2000 compared to the same period of 1999 was primarily the result of consolidation of Image's financial statements for the third quarter 2000.

COST OF GOODS SOLD. Cost of goods sold increased by $5,023,000 or 5401% to $5,116,000 in the three months ended September 30, 2000 from $93,000 in the three months ended September 30, 1999. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 85% in the third quarter of 2000 from 66% in the third quarter of 1999. This increase was due to the higher level of sales at lower profit margins.

GROSS PROFIT. As a result of the above factors, gross profit increased to $891,000 in the three months ended September 30, 2000 from $49,000 in the three months ended September 30, 1999. Gross profit as a percentage of net sales decreased to 15% in the second quarter of 2000 from 34% in the second quarter of 1999. This decrease was also due to the higher level of sales at lower margins.

GENERAL AND ADMINISTRATIVE, R&D AND SELLING EXPENSES. General and administrative, selling and R&D expenses increased $604,000 or 291% to $811,000 in the three months ended September 30, 2000 from $207,000 in the three months ended September 30, 1999. General and administrative, R&D and selling expenses decreased, as a percentage of net sales, to 14% in the third quarter of 2000 from 146% in the third quarter of 1999. General and administrative expenses increased by $331,000 or 637% to $383,000 in the three months ended September 30, 2000 from $52,000 in the three months ended September 30, 1999. R&D expenses increased by $127,000 or 122% to $231,000 in the three months ended September 30, 2000 from $104,000 in the three months ended September 30, 1999. Selling expenses increased by $146,000 or 282% to $198,000 in the three months ended September 30, 2000 compared to selling expenses of $52,000 for the three months ended September 30, 1999. The large increase in operating expenses for the three month period ended September 30, 2000 compared to the same period of 1999 was primarily the result of consolidation of Image's financial statements for the third quarter 2000.

OPERATING INCOME. As a result of the above factors the operating loss decreased by $238,000 to a profit of $80,000 in the three months ended September 30, 2000 from a loss of $158,000 in the three months ended September 30, 1999.

INTEREST  EXPENSE.  Interest  expense  was  $123,000 in the three  months  ended
September 30, 2000 compared to $4,000 for the three months ended September 30, 1999.

OTHER INCOME. A decrease in interest income and an adjustment to the sale price of assets disposed of in prior periods resulted in other income decreasing to an expense of $68,000 from income of $3,000 for the three months ended September 30, 2000 compared to the same period of 1999.

INCOME TAXES. Income tax benefits increased to $67,000 in the three months ended September 30, 2000 from a tax benefit of $64,000 for the comparable period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

NET SALES. Net sales were $6,446,000 for the nine months ended September 30, 2000, or an increase of 1796% compared to $340,000 for the nine month period ended September 30, 1999, with the increase primarily attributable to toner and consumable sales. The large increase in net revenues for both the nine month period ended September 30, 2000 compared to the same period of 1999 was primarily the result of consolidation of Image's financial statements for the third quarter 2000.

COST OF GOODS SOLD. Cost of goods sold increased by $5,161,000 or 2304% to $5,385,000 in the nine months ended September 30, 2000 from $224,000 in the nine months ended September 30, 1999. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 84% in the nine months ended September 30, 2000 from 66% in the first nine month period of 1999. This increase in cost of sales is attributable to toner sales at a lower profit margin.

GROSS PROFIT. As a result of the above factors, gross profit increased by $944,000 to $1,061,000 in the nine months ended September 30, 2000 from $117,000 in the nine months ended September 30, 1999. Gross profit as a percentage of net sales decreased to 16% for the nine months of 2000, from 34% for the similar period in 1999. This decrease in gross margin is primarily due to the toner sales at lower profit margins.

GENERAL AND ADMINISTRATIVE, SELLING, AND R&D EXPENSES. General and administrative, R&D and selling expenses increased $579,000 or 116% to $1,075,000 in the nine months ended September 30, 2000 from $497,000 in the nine months ended September 30, 1999. General and administrative, R&D and selling expenses decreased, as a percentage of net sales, to 17% in the first nine months of 2000 from 146% in the similar nine month period of 1999. This change was the result of increased sales and operations of the merged companies. General and administrative expenses increased by $409,000, or 330%, to $533,000 from $124,000 in the nine month period ended September 30, 2000 compared to the nine month period ended September 30, 1999. R&D expenses increased by $96,000 or 39% to $345,000 in the nine months ended September 30, 2000 from $249,000 in the nine months ended September 30, 1999. Selling expenses increased by $74,000 to $198,000 in the nine months ended September 30, 2000 compared to $124,000 of selling expenses for the nine month period ended September 30, 1999. The large increase in operating expenses the nine month period ended September 30, 2000 compared to the same period of 1999 was primarily the result of consolidation of Image's financial statements for the third quarter 2000.

OPERATING INCOME. As a result of the above factors, operating income increased by $365,000 to a loss of $15,000 for the nine months ended September 30, 2000, compared with a loss of $381,000 in the nine months ended September 30, 1999.

INTEREST EXPENSE. Interest expense increased by $123,000 to $133,000 in the nine months ended September 30, 2000 from $10,000 in the nine months ended September 30, 1999.

OTHER INCOME. As the result of less interest income and an adjustment to the sale price of assets disposed of in prior periods, other income decreased to an expense of $67,000 in the nine months ended September 30, 2000 from $6,000 in the comparable nine months ended September 30, 1999.

INCOME TAXES. As the result of the smaller loss for the nine months ended September 30, 2000 compared to the same period in 1999, the tax benefit decreased to $108,000 for the nine months ended September 30, 2000 compared to $154,000 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operating activities were $34,000 in the nine months ended September 30, 2000, compared to $777,000 used by operating activities in the nine months ended September 30, 1999. The cash flows provided by operating activities in the nine months ended September 30, 2000 were comparatively greater than in the nine months ended September 30, 1999 due primarily to increases in accounts payable. The payable increase resulted primarily from higher sales and purchasing in 2000.

     Cash flows used in investing activities were $742,000 in the nine months ended September 30, 2000 compared to $4,000 in the nine months ended September 30, 1999. Included in cash flows used in investing activities in the nine months ended September 30, 2000 was $584,000 invested in test equipment for furthering the Company's patented toner and digital color printing systems technologies.

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

     The Company believes that cash generated by operating activities, the net proceeds of $950,000 from the recent Merger and funds available under credit facilities will be insufficient to finance its operating and investing activities for the next 12 months after September 30, 2000. To the extent that the funds generated from these sources were insufficient to finance the operating activities, the Company raised additional funds through public or private financing. On August 29, 2000, the Board of Directors authorized the raising of up to $3 million of additional capital on terms and conditions acceptable to the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLOR IMAGING, INC.


                                            /s/ MICHAEL W. BRENNAN
                                            ----------------------
May 17 2002                                 Michael W. Brennan
                                            Chairman and Chief Executive Officer


                                             /s/ MORRIS E. VAN ASPEREN
                                             -------------------------
                                             Morris E. Van Asperen
                                             Executive Vice President and
                                              Chief Financial Officer