Form 10KSB/A
period 2000-12-31
COLOR IMAGING INC
filed 2002-06-03
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------
                                  FORM 10-KSB/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-18450

                               COLOR IMAGING, INC.
                    ----------------------------------------
              (Exact name of small business issuer in its charter)

                               Delaware 13-3453420
                         ------------- ----------------
        (State or other jurisdiction (I.R.S. Employer Identification No.)
                        of incorporation or organization)

     4350 Peachtree Industrial Boulevard, Suite 100, Norcross, Georgia 30071
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

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

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSBor any amendment to this Form 10-KSB. [X]

     The  Issuer's   revenues  for  the  December  31,  2000  fiscal  year  were
$12,108,132.

     The aggregate market value of the Common Stock of the Issuer held by non-affiliates of the Issuer on March 1, 2001, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $12,542,840.

     The number of shares of the Issuer's Common Stock outstanding as of March 1, 2001, was 7,574,219 shares.

     DOCUMENTS INCORPORATED BY REFERENCE

          None.

     Transitional Small Business Disclosure Format (Check One): Yes __; No X

                                EXPLANATORY NOTE

The accompanying financial statements for the twelve months ended December 31, 2000, have been restated to reflect the business combination with Image (see
Note 3 below) under the purchase method of accounting as opposed to the pooling of interests method, as previously reported.



                               COLOR IMAGING, INC.

                         ANNUAL REPORT ON FORM 10-KSB/A

                                      INDEX



                                     PART II


Item 6.  Management's Discussion and Analysis or Plan of Operation.............3

Item 7.  Financial Statements.................................................11



         Signatures...........................................................29

                                     PART II

Item 6.  Management's Discussion and Analysis or Plan of Operation.

OVERVIEW (RESTATEMENT OF FINANCIAL STATEMENTS)

     The Company has revised its accounting treatment for the merger completed in June 2000 from a pooling-of-interests to the purchase method in accordance with guidance provided by the Securities and Exchange Commission Staff Accounting Bulletin Topic 2A and APB 16, regarding business combinations. The financial information contained in this amended report is in conformity with the purchase method of accounting for the merger. Accordingly, the accompanying financial statements for the twelve months ended December 31, 2000, have been restated to reflect the business combination with Image under the purchase method of accounting as opposed to the pooling of interests method, as previously reported. As a result, Image's financial statements are only consolidated beginning with the date of acquisition, June 28, 2000.

     Net sales, for the year that ended on December 31, 2000, were primarily generated from the sale of our black text, color and MICR toners and related consumable products, including toner cartridges and the re-filling of certain toner cartridges. Revenue is recognized from the sale of products when the goods are shipped to the customer. All sales are made through purchase orders.

     Logical's sales for printing systems and related software and consumable products for the year that ended on December 31, 2000 represented 6 percent of the Company's net revenue.

     Cost of goods sold includes direct material and labor, and manufacturing and service overhead. Inventories are stated at the lower of cost (first-in, first-out) or market. Equipment is depreciated using the straight-line method over the estimated useful lives of the equipment.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information derived from the Company's consolidated statements of operations and expressed as a percentage of net sales:

                                                                    DECEMBER 31,
                                       2000            1999              1998
                                       ----            ----              ----
                                                 (PERCENT OF NET SALES)

     Net sales                         100             100                100
     Cost of goods sold                 85              66                 83
     Gross profit                       15              34                 17
     Administrative expense              7              73                 75
     Research and development            6              73                139
     Sales and marketing                 4               0                  0
     Operating income                   -2            -112               -197
     Interest and Bond expense           2               3                  8
     Depreciation and amortization       3               1                  3
     Income before taxes                -8            -113               -206
     Provision for taxes (credit)       -3             -45                  0
     Net Income (Loss)                  -5             -68               -206

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET SALES. Our net sales were $12.1 million for the year ended December 31, 2000, or an increase of 2035% compared to $567,000 for the year ended December 31, 1999. The large increase in net sales for the year ended December 31, 2000 compared to the same period of 1999 was primarily the result of the consolidation of Color Image, Inc.'s financial statements for the last half of 2000. Logical Imaging Solution, Inc.'s sales of high speed printing systems, software and related consumable products represented 6% of our net sales for the year ended December 31, 2000.

COST OF GOODS SOLD. Cost of goods sold increased by $9.9 million or 2475% to $10.3 million in the year ended December 31, 2000 from $0.4 million in the year ended December 31, 1999. This increase was primarily the result of the consolidation of Color Image, Inc.'s financial statements for the last half of 2000. Cost of goods sold as a percentage of net sales increased to 85% in the year ended December 31, 2000 from 66% in the year ended 1999. This increase was due to the sale toner and related products of Color Image, Inc. at a reduced profit margin.

GROSS PROFIT. As a result of the above factors, gross profit increased to $1.8 million in the year ended December 31, 2000 from $0.2 million in the year ended December 31, 1999. Gross profit as a percentage of net sales, however, decreased to 15% in the year ended December 31,2000, from 34% in the year ended December 31, 1999. As stated above, this decrease was due primarily to the consolidation of Color Image, Inc.'s financial statements for the last half of 2000.

GENERAL AND ADMINISTRATIVE, SELLING, AND R&D EXPENSES. General and administrative, selling and R&D expenses increased $1,296,000 or 156% to $2,125,000 in the year ended December 31, 2000 from $829,000 in the year ended December 31, 1999. General and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 17% in the year 2000 from 146% in the year ended December 31, 1999. The large increase in operating expenses is primarily due to the consolidation of Color Image, Inc.'s financial statements for the last half of 2000.

OPERATING INCOME. As a result of the above factors the operating loss decreased by $288,000, to a loss of $346,000 in the year ended December 31, 2000 from a loss of $634,000 in the year ended December 31, 1999.

INTEREST AND FINANCE EXPENSE. Interest expense increased $224,000 in the year ended December 31, 2000 from $17,000 in the year ended December 31, 1999. This was primarily the result of the consolidation of Color Image, Inc.'s financial statements for the last half of 2000.

OTHER INCOME AND EXPENSE. Other expenses increased by $148,000 in the year ended December 31, 2000 from $6,000 in the year ended December 31, 1999. This increase was primarily the result of the consolidation of the higher financing costs, loss on disposal of assets and non-recurring moving expenses incurred by Color Image, Inc. in the last half of 2000.

INCOME TAXES. As a result of our increased loss in the current year, income tax credits increased to $333,000 for the year ended December 31, 2000 from a tax credit of $256,000 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company's working capital was approximately $617,000 and its current ratio was 1.07 to 1. At the year ended December 31, 1999, working capital was approximately $1,607,000 and its current ratio was
5.67 to 1. The decrease in the Company's liquidity was primarily due to over $2,000,000 of cash flow used in investing activities. $4.8 million of current liabilities for inventory purchased on extended terms from suppliers to support the increased business from our largest customer, contributed significantly to the decrease in the current ratio at December 31, 2000.

     Cash flows provided by operating activities were $815,000 in the year ended December 31, 2000 compared to $772,000 used by operating activities in the year ended December 31, 1999. The cash flows provided by operating activities in the year ended December 31, 2000 were comparatively greater than in the year ended December 31, 1999 due primarily to the consolidation of Color Image, Inc.'s financial statements and expanded business operations for the last half of 2000.

     Cash flows used in investing activities were $2.4 million in the year ended December 31, 2000, compared to $7,000 for the comparable 1999 period. These investing activities were primarily to acquire capital assets to expand our toner manufacturing operations and electron beam imaging test equipment.

     Cash flows provided by financing activities for the twelve months ended December 31, 2000 and December 31, 1999 were $720,000 and $1,000,000 respectively, and resulted primarily from proceeds from the sale of common stock.

     At December 31, 2000, we had a $1.5 million revolving line of credit with an outstanding balance of $899,000, with interest at the Bank's prime interest rate less .25 percent. The revolving line of credit then had a June 30, 2001 expiration date. Under the line of credit, the Company is permitted to borrow 85 percent of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million).

     Also as of December 31, 2000, the Bank made available to us an additional line of credit of $500,000. The outstanding balance as of December 31, 2000 was $500,000. The additional line of credit then had an expiration date of June 30, 2001, and bears an interest rate of the Bank's prime interest rate plus .5 percent. The Company has granted the Bank a security interest in all of the Company's assets as security for the payment of the lines of credit.

     The Bank has since combined the abovementioned lines of credit into a larger $2.5 million revolving line of credit and extended its expiration date to June 30, 2002.

     To the extent that the funds generated from operating activities and availability under credit facilities were insufficient to finance our operating and investing activities since December 31, 2000, we raised additional funds through private financings. There can be no assurance that additional financing will be available on favorable terms, or at all.

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

Our failure to raise additional capital may significantly limit our ability to finance certain planned operating activities over the next twelve months that we believe will generate additional revenues and reduce manufacturing costs. We will need to borrow or raise additional funds to meet the additional planned vendor commitments for product. We may not be able to obtain additional financing at commercially reasonable rates, or at all. Our failure to obtain additional funds would significantly limit or eliminate our ability to conduct the foregoing activities or we may have to curtail or eliminate other activities. We anticipate that we will seek additional funding through the public or private sales of our securities. That could include financing through equity securities, or through commercial or private financing arrangements. Adequate funds may not be available when needed or on terms acceptable to us, or at all. In the event that we are not able to obtain additional funding on a timely basis, we may be required to limit any proposed operations, research and development or expansion.

The success of approximately 40% of our business depends on a supplier approved by one of our customers for that business.

Some of our products incorporate technologies that are available from a particular supplier that has been approved by one of our customers. Approximately 40% of our sales are derived from products limited to a specific supplier, and we purchased approximately 50% of our raw materials, components and supplies from the same supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders to provide us with the supplies needed. Should we be unable to obtain the necessary materials from this supplier, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

The success of our business depends on a limited number of customers.

Two customers account for approximately 70% of our net sales. We do not have contracts with these customers and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of any of these customers, including through an acquisition or other business combination could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer terminates its relationship with us market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

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

Therefore, there can be no assurance that we can meaningfully protect our rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to the proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us, which could significantly harm our business.

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

Our success depends to a significant extent on the continued services of senior management and other key personnel. While we do have employment, non-compete and confidentiality agreements with executive officers and certain other key individuals, either party upon giving the required notice may terminate the employment agreement. The loss of the services of any of our executive officers or other key employees could harm our business. Our success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for qualified employees in the industries in which we operate is intense. If we fail to hire and retain a sufficient number of qualified employees, our business will be adversely affected.

Compliance with government regulations may cause us to incur unforeseen expenses.

Our black text, color and magnetic character toner supplies and manufacturing operations are subject to laws and regulations, particularly relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for treatment, storage and disposal of solid and hazardous wastes. We are subject to regulations for storm water discharge, and as a requirement of the State of Georgia have developed and implemented a Storm Water Pollution Prevention Plan. We are also required to have a permit issued by the State of Georgia in order to conduct various aspects of our business. Compliance with these laws and regulations has not in the past had a material adverse affect on our capital expenditures, earnings or competitive position. There can be no assurance, however, that future changes in environmental laws or regulations, or in the criteria required to obtain or maintain necessary permits, will not have a material adverse affect on our operations.

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

As a result of such ownership by our officers, directors and principal stockholders, investors will have limited control over matters requiring approval by the stockholders, including the election of directors. Such concentrated control may also make it difficult for the stockholders to receive a premium for their shares of our common stock in the event we enter into transactions that require stockholder approval. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire control of us.

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

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

.. progress of our products through development and marketing;
.. announcements of technological innovations or new products by our competitors;
  or us
.. government  regulatory action affecting our products or competitors'  products in both the United  States and foreign  countries;
.. developments or disputes concerning patent or proprietary rights;
.. actual or anticipated fluctuations in our operating results;
.. the  loss of key  management  or  technical  personnel;
.. the loss of major customers or suppliers;
.. the outcome of any future litigation;
.. changes in our  financial  estimates by  securities  analysts;
.. fluctuations in currency exchange rates;
.. general market conditions for emerging growth and technology companies;
.. broad market fluctuations; . recovery from natural disasters; and .. economic conditions in the United States or abroad.

Our charter documents and Delaware Law may have the effect of making it more expensive or more difficult for a third party to acquire, or to acquire control, of us.

Our certificate of incorporation makes it possible for our Board of Directors to issue preferred stock with voting or other rights that could impede the success of any attempt to change control of us. Our certificate of incorporation and bylaws eliminate cumulative voting, which may make it more difficult for a minority shareholder to gain a seat on our Board of Directors and to influence Board of Directors' decision regarding a takeover. Delaware Law prohibits a publicly held Delaware corporation from engaging in certain business combinations with certain persons, who acquire our securities with the intent of engaging in a business combination, unless the proposed transaction is approved in a prescribed manner. This provision has the effect of discouraging transactions not approved by our Board of Directors as required by the statute which may discourage third parties from attempting to acquire us or to acquire control of us even if the attempt would result in a premium over market price for the shares of common stock held by our stockholders. The information referred to above should be considered by investors when reviewing any forward-looking statements contained in this report, in any of our public filings or press releases or in any oral statements made by us or any of our officers or other persons acting on our behalf. The important factors that could affect forward-looking statements are subject to change, and we disclaim any obligation or duty to update or modify these forward-looking statements.

Item 7. Financial Statements.



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Color Imaging, Inc.
Norcross, Georgia

We have audited the accompanying consolidated balance sheet of Color Imaging, Inc. (a Delaware corporation) and subsidiary as of December 31, 2000 (as restated - see Note 3), and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Color Imaging, Inc. and subsidiary as of December 31, 2000 (as restated), and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the Unites States of America.

We previously audited and reported on the balance sheet of Color Imaging, Inc. (formerly Advatex Associates, Inc.) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended, prior to the restatement for the 2000 acquisition using the purchase method of accounting. Separate financial statements of the other companies included in the 1999 restated consolidated balance sheet and consolidated statements of operations and cash flows were audited and reported on separately by other auditors who issued unqualified opinions thereon. We also audited the combination of the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for the year ended December 31, 1999 (as restated) after restatement for the 2000 acquisition using the purchase method of accounting. In our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of the notes to the consolidated financial statements.




                            LAZAR LEVINE & FELIX LLP


New York, New York
February 9, 2001, except for
 the fourth  paragraph of Note 6,
 the date of which is March 26, 2001
 and Note 3 the date of which is
 February 15, 2002

                                             COLOR IMAGING, INC. AND SUBSIDIARY
                                                 CONSOLIDATED BALANCE SHEETS
                                                 DECEMBER 31, 2000 AND 1999

                                                                                 2000           1999
                                                                             -------------   -------------
                     - ASSETS -                                                          (As restated)

     CURRENT ASSETS:
         Cash                                                                 $   339,348     $ 1,183,874
              Accounts receivable - net of allowance for doubtful accounts
                 of $100,000 and $0, for 2000 and 1999, respectively            3,562,120         157,622
              Inventory                                                         5,181,248         329,227
              Deferred taxes                                                      155,526          23,200
              Related party portion of bonds - current                             76,032              --
              Other current assets                                                401,143         256,648
                                                                             -------------   -------------
                       TOTAL CURRENT ASSETS                                     9,715,417       1,950,571
                                                                             -------------   -------------
     PROPERTY, PLANT AND EQUIPMENT - NET                                        8,256,430          25,726
                                                                             -------------   -------------
     OTHER ASSETS:
              Patent/intellectual property                                          5,000              --
              Deferred income tax                                                 467,984         232,800
              Related party portion of bonds                                      898,096              --
              Other assets                                                        269,626           3,124
                                                                             -------------   -------------
                                                                                1,640,706         235,924
                                                                             -------------   -------------
                                                                             $ 19,612,553     $ 2,212,221
                                                                             =============   =============
                     - LIABILITIES & STOCKHOLDERS' EQUITY -

     CURRENT LIABILITIES:
              Revolving credit lines                                          $ 1,399,000     $        --
              Accounts payable                                                  6,665,322         238,336
              Current portion of notes payable                                    343,408              --
              Current portion of bonds payable                                    320,000              --
              Other current liabilities                                           370,765         105,739
                                                                             -------------   -------------
                       TOTAL CURRENT LIABILITIES                                9,098,495         344,075
                                                                             -------------   -------------
     LONG TERM LIABILITIES:
              Notes payable                                                     1,698,058          94,534
              Bonds payable                                                     3,780,000              --
                                                                             -------------   -------------
                       LONG TERM LIABILITIES                                    5,478,058          94,534
                                                                             -------------   -------------
     TOTAL LIABILITIES                                                         14,576,553         438,609
                                                                             -------------   -------------
     COMMITMENTS & CONTINGENCIES

     STOCKHOLDERS' EQUITY:
              Common  stock,  $.01  par  value,  authorized  20,000,000
                shares; 7,490,948  and  4,000,000  shares  issued
                and  outstanding  on December 31, 2000 and 199 respectively        74,909          40,000
              Additional paid-in capital                                        7,229,293       3,343,430
              Accumulated deficit                                              (2,268,202)     (1,609,818)
                                                                             -------------   -------------
                                                                                5,036,000       1,773,612
                                                                             -------------   -------------
                                                                              $19,612,553     $ 2,212,221
                                                                             =============   =============

                See notes to consolidated financial statements.

                                   COLOR IMAGING, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                     2000               1999
                                                  ------------       ------------
                                                           (As restated)

    SALES                                         $ 12,108,132       $    567,199

    COST OF SALES                                   10,329,418            372,528
                                                  ------------       ------------

    GROSS PROFIT                                     1,778,714            194,671
                                                  ------------       ------------

    OPERATING EXPENSES:
             Administrative                            889,742            413,990
             Research and development                  764,286            414,674
             Sales and marketing                       470,625                 --
                                                  ------------       ------------
                                                     2,124,653            828,664
                                                  ------------       ------------

    (LOSS) FROM OPERATIONS                            (345,939)          (633,993)
                                                  ------------       ------------

    OTHER INCOME (EXPENSE):
             Interest and other income                (147,988)            10,494
             Interest and financing costs             (241,037)           (16,712)
             Non-recurring moving expenses            (256,212)                --
                                                  ------------       ------------
                                                      (645,237)            (6,218)
                                                  ------------       ------------

    (LOSS) BEFORE PROVISION FOR INCOME TAXES          (991,176)          (640,211)

    (BENEFIT) FOR INCOME TAXES                        (332,792)          (256,000)
                                                  ------------       ------------

    NET (LOSS)                                    $   (658,384)      $   (384,211)
                                                  ============       ============


    (LOSS) PER COMMON SHARE:
             Basic                                $       (.09)      $       (.10)
             Diluted  *                           $       (.09)      $       (.10)

    WEIGHTED AVERAGE SHARES OUTSTANDING
             Basic                                    7,490,948          4,000,000
             Diluted  *                               7,490,948          4,000,000


                  * Antidilutive


                  See notes to consolidated financial statements.

                                     COLOR IMAGING, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                       Additional       Stock                        Total
                                            Common       Paid-In     Subscription   Accumulated   Stockholders'
                                 Shares      Stock       Capital       Receivable     Deficit        Equity
                               ----------  ---------   -----------   ------------  ------------   -------------
Balance at
December 31, 1999
(as restated - see Note 3)      3,999,987  $  40,000   $ 3,058,241   $         --  $(1,609,818)   $  1,488,423

Acquisition of Image            3,000,000     30,000     3,194,039             --           --       3,224,039

Exercise of
stock warrants                     46,211        462        91,960             --           --          92,422

Common stock issued
in private placement              444,750      4,447       885,053             --           --         889,500

Net loss for the year                  --         --            --             --     (658,384)       (658,384)
                               ----------   --------    ----------   -------------  -----------    -----------

Balance at December 31, 2000
(as restated - see Note 3)      7,490,948     74,909     7,229,293             --   (2,268,202)      5,036,000
                               ==========   ========   ===========   ============   ===========    ============



                See notes to consolidated financial statements.

                                    COLOR IMAGING, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                              2000              1999
                                                                           -----------       -----------
                                                                                   (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                            $  (658,384)      $  (384,211)
     Adjustments to reconcile net (loss)
         to net cash provided (used) by operating activities:
            Depreciation and amortization                                      379,117             6,671
            Deferred income taxes                                             (154,294)         (256,000)
     Decrease (increase) in:
            Accounts and other receivables                                     207,672          (101,918)
            Inventories                                                        683,183          (152,801)
            Prepaid expenses and other assets                                   63,065            (4,371)
            Due from related party under bonds                                  81,706
     Increase (decrease) in:
            Accounts payable and accrued liabilities                           212,450            72,689
            Deferred revenue                                                      --              48,050
                                                                           -----------       -----------
                  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          814,515          (771,891)
                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                            (2,319,955)           (6,951)
            Other assets                                                       (53,805)
            Patents and intellectual properties                                 (5,000)               --
                                                                           -----------       -----------
                  NET CASH (USED IN) INVESTING ACTIVITIES                   (2,378,760)           (6,951)
                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Net borrowings under line of credit                               (644,135)               --
            Proceeds from issuance of long-term debt                           500,000            86,334
            Proceeds from sale of stock                                        981,922         1,197,500
            Principal payments of long-term debt                              (118,068)               --
            Advances from related parties                                           --          (283,980)
                                                                           -----------       -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                    719,719           999,854
                                                                           -----------       -----------

NET (DECREASE) INCREASE IN CASH                                               (844,526)          221,012

            Cash at beginning of year                                        1,183,874            12,862
                                                                           -----------       -----------
CASH AT END OF YEAR                                                        $   339,348       $   233,874
                                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
            Income taxes                                                   $        --       $        --
                                                                           ===========       ===========
            Interest                                                       $   241,037       $    16,712
                                                                           ===========       ===========


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

          Concurrently with the above transaction, Advatex, the legal acquirer, issued 3,000,000 shares of common stock (with a per share value of $1.00 as determined in the aforementioned reverse acquisition by Logical of Advatex) in exchange for the outstanding shares of Image. This transaction was accounted for under the purchase method of accounting (see Note 3 - Restatement). The fair value of Image's assets was reviewed to determine the allocation of the cost of the purchase to tangible and intangible assets, including goodwill. Management determined that no adjustment to the financial statements of Image was necessary, and that the fair value of the tangible and intangible assets of Image was equivalent to their respective book values and no goodwill was recognized in this transaction. The historical financial statements are those of Logical, and the assets, liabilities and operating results of Image are only included in the consolidated financial statements of the Company from the date of acquisition, June 28, 2000.

          The following unaudited pro forma results of operations were developed assuming the acquisition had occurred at the beginning of the earliest period presented.


                                     Year Ended December 31,
                                        2000            1999
                                        ----            ----
                                           (Proforma Data)

                Net sales            $ 21,204,435    $ 11,191,120
                Net loss                 (517,934)       (948,436)
                Loss per share            $ (0.07)        $ (0.14)

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

          Depreciation of the Company's property, plant, and equipment is computed using the straight-line method. The average estimated useful lives are as follows:

                                                               Years
                                                              ------
          Leasehold improvements                                  10
          Machinery and equipment                             5 - 10
          Research and development equipment                  5 - 10
          Furniture and fixtures                              7 - 10

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

     L.   ADVERTISING COSTS:

          In accordance with SOP No. 93-7, "Reporting on Advertising Costs," the Company expenses all advertising expenditures as incurred. The Company incurred $33,226 and $0 in advertising costs during 2000 and 1999, respectively.

     M.   RESEARCH AND DEVELOPMENT EXPENSES:

          Research and development costs are charged to expense when incurred and aggregated $764,286 and $414,674 for 2000 and 1999, respectively.

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

                                                                   As Previously
                                                                     Reported                 As Restated
                                                                     --------                 -----------
             Year Ended December 31, 2000:

                Balance Sheet:
                    Deferred taxes - current                       $      159,426          $       155,526
                    Related party portion bonds - current                 100,832                   76,032
                    Property, plant and equipment, net                  7,384,679                8,256,430
                    Patent/intellectual property                          876,751                    5,000
                    Deferred income tax, non-current                      464,085                  467,984
                    Related party portion bonds - non-current             873,296                  898,096
                    Accounts payable                                    6,640,402                6,665,322
                    Current portion of notes payable                      351,150                  343,408
                    Other current liabilities                             400,276                  370,765
                    Notes payable - non-current                         1,685,725                1,698,058
                    Additional paid-in capital                          6,986,003                7,229,293
                    Accumulated deficit                                (2,024,912)              (2,268,202)


                                                                   As Previously
                                                                     Reported                 As Restated
                                                                     --------                 -----------
                   Year Ended December 31, 2000:

                Statement of Operations:
                    Sales                                          $   21,204,435          $  12,108,132
                    Cost of sales                                      17,946,605             10,329,418
                    Administrative expenses                             1,478,075                889,742
                    Research and development                            1,003,565                764,286
                    Sales and marketing                                   881,176                470,625
                    Interest and other income (expense)                   351,062               (147,988)
                    Interest and financing costs                          488,948                241,037
                    Non-recurring moving expenses                         488,854                256,212
                    Benefit for income taxes                             (213,792)              (332,792)
                    Net loss                                             (517,934)              (658,384)
                    Basic and diluted loss per share               $         (.07)          $       (.09)

                    See also Note 1 - Proforma Data


                                      F-11

NOTE 4.   INVENTORIES:

          Inventories consisted of the following components as of December 31, 2000 and 1999:


                                          2000               1999
                                      -----------       -----------

          Raw materials               $   794,128       $   329,227
          Work-in-process               1,275,545                --
          Finished goods                3,234,230                --
          Obsolescence allowance         (122,655)               --
                                      -----------       -----------
                   Total              $ 5,181,248       $   329,227
                                      ===========       ===========


NOTE 5.   PROPERTY AND EQUIPMENT:

          Property and equipment consisted of the following as of December 31, 2000 and 1999:

                                                                        2000               1999
                                                                    ------------       ------------

               Furniture and fixtures                               $    129,955       $     49,686
               Equipment - research and development                      412,325                 --
               Machinery and equipment                                 6,865,206                 --
               Leasehold improvements                                  1,252,021                 --
                                                                    ------------       ------------
                                                                       8,659,507             49,686
               Less: accumulated depreciation and amortization          (403,077)           (23,960)
                                                                    ------------       ------------
                                                                    $  8,256,430       $     25,726
                                                                    ============       ============

          Depreciation and amortization expense amounted to $397,117 and $6,671 in 2000 and 1999, respectively.


NOTE 6.   PATENT AND INTELLECTUAL PROPERTY:

          The Company has capitalized $5,000 of acquisition cost in connection with a patent through December 31, 2000.

NOTE 7.   BORROWING ARRANGEMENTS:

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

          Long-term debt was comprised of the following as of December 31:


                                                                                                2000          1999
                                                                                             ----------    ----------

              Term  note  payable  to a  financial  institution  due in  monthly installments of principal and interest of $848 through March 2003;
              bears interest at 8.0%, collateralized by automobile with a
              net book value of $26,386                                                      $   20,810    $       --

              Term  note  payable  to a  financial  institution  due in  monthly installments of principal and interest of $10,676 through November
              2005; bears interest at 10.215%; collateralized by
              inventory, accounts receivable and equipment                                      500,000            --

              Term  note   payable  to  a  financial   institution   in  monthly
              installments  of principal  and  interest of $27,205  through June
              2006 bears interest at 7.90%; collateralized by inventory,
              accounts receivable and equipment (see Note 7)                                  1,444,105            --

              Various equipment notes maturing in 2002                                           71,960            --
                                                                                             ----------    ----------
                                                                                              2,036,875            --
              Less current maturities                                                           351,150            --
                                                                                             ----------    ----------
                                                                                             $1,685,725    $       --
                                                                                             ==========    ==========

          The aggregate scheduled maturities of long-term debt for each of the next five years are as follows:

              2001                            $          351,150
              2002                                       359,034
              2003                                       357,651
              2004                                       389,375
              2005                                       424,312
              Thereafter                                 155,353
                                              ------------------
                    Total                     $        2,036,875
                                              ==================


NOTE 8.   INDUSTRIAL DEVELOPMENT REVENUE BOND:

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


NOTE 9.   STOCKHOLDERS' EQUITY:

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

          The fair value for these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted average assumptions for 2000, risk-free interest rate of 6.02%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .49, and a weighted-average expected life of the option of 3 years.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                2000
                                                             ----------
          Pro forma net loss                                 $(840,587)
          Pro forma loss per common share:
                   Basic                                        (.11)
                   Diluted                                      (.11)

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

NOTE 10.  PENSION PLANS AND POSTRETIREMENT BENEFITS:

          The Company has adopted the Color Image, Inc. Profit Sharing Retirement Plan. Under this defined contribution plan, employees with one year or more of service who have worked at least 1,000 hours and have reached age 21 are eligible for participation. Participants may contribute between 1% and 15% of their compensation as basic contributions. The Company will match 50% of the first 3% deferred by any participant. Company contributions vest from 20% in the second year of service to 100% in the sixth year. For the years ended December 31, 2000 and 1999, the Company incurred expense of $12,476 and $0, respectively.

NOTE 11.  RELATED-PARTY TRANSACTIONS:

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

      B.  PURCHASES

          The Company purchases copies and laser printer products from two entities in which a director has a beneficial ownership interest. Purchases for the 2000 and 1999 years aggregated approximately $1,277,723 and $0 respectively.

NOTE 12.  INCOME TAXES:

          The provision for income taxes is composed of the following

                                                2000                1999
                                             ---------           ----------
          Current:
               Federal                       $(367,265)          $(111,932)
               State                           (93,930)            (21,768)

          Deferred:
               Federal                         102,251            (210,440)
               State                            26,152             (51,660)
                                             ---------           ----------
                                             $(332,792)          $(395,800)
                                             ==========          ==========

          The components of the net deferred income tax asset as of December 31, 2000 and 1999, are as follows:

                                                                   2000            1999
                                                                ---------       ---------
          Deferred tax assets:
               Inventory                                        $  65,602       $  58,695
               Accounts receivable                                 35,980          23,748
               Accrued expenses                                    58,313          77,654
               Federal tax credits                                195,915         193,648
               Net operating loss carryforward                    537,600         256,000
                                                                ---------       ---------
                                                                  893,410         609,745
               Valuation allowance for deferred tax assets        (90,000)           --
                                                                ---------       ---------
                                                                  803,410         609,745
          Deferred tax liabilities:
               Fixed assets                                      (179,900)       (178,215)
                                                                ---------       ---------
                         Net deferred tax asset                 $ 623,510       $ 431,530
                                                                =========       =========


          At December 31, 2000, the Company has recorded a net deferred tax asset of $623,510, which is reflected in "Current Assets" and "Other Assets" in the consolidated balance sheet. Realization of the asset is dependent on generating sufficient taxable income in future periods. At this time management believes that it is more likely than not that a substantial portion of the deferred tax asset will be realized, and consequently, has established a valuation allowance of only $90,000 as of December 31, 2000.

          At December 31, 2000, the Company had net operating loss carryforwards
          (NOLs) of $821,000 for income tax purposes that expire in years beginning 2020.

          The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of accounting changes is:


                                                           2000         1999
                                                          ------       ------

          Tax at U.S. statutory rates                     (34.00)%     (34.00)%
          State income taxes net of federal tax benefit    (4.26)       (4.29)
          Other - net                                       4.68         8.84
                                                          ------       ------
                                                          (33.58)%     (29.45)%
                                                          ======       ======

NOTE 13. COMMITMENTS AND CONTINGENCIES:

     A.   LEASES:

          The Company currently leases approximately 180,000 square feet in Norcross, Georgia that serves as executive headquarters and houses manufacturing facilities, research and development and sales and marketing under a lease that expires April 2009. The lease includes three options to extend the term for five years each, and contains provisions for annual rent increases through each term. The Company also leases approximately 4,000 square feet in Santa Ana, California under a lease that expired October 2001 and is month-to-month.

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

          The employment  agreements  with the above named officers also commits the Company to purchasing for their benefit certain life insurance plans. For the year ended December 31, 2000, the Company did not have in place for Mr. Van Asperen such supplemental life insurance plans, and the plan in place for Mr. Brennan has since been cancelled. The Company owns and is the beneficiary of a life insurance policy on Mr. Allison and maintains it to fund the deferred compensation agreement with Mr. Allison. Upon Mr. Allison's retirement, he, or his beneficiaries, are to receive 120 monthly payments of $2,500 per month or, as provided, the net present value of any unpaid amounts. The life insurance premiums paid by the Company to fund Mr. Allison's deferred compensation agreement in 2000 and 1999 were $11,238 and $0, respectively. The Company pays the premiums and is the collateral assignee of four split dollar life insurance policies owned by Dr. Wang. Pursuant to the policies the Company will, upon his death or earlier liquidation of each such policy, be entitled to the refund of all premium payments made by the Company on the policies, and the balance of the proceeds will be paid to Mr. Wang's designated beneficiaries. The split dollar life insurance premiums were $8,253 and $0 during 2000 and 1999, respectively. The monies due from Dr. Wang in connection with these life insurance policies at the years ended December 31, 2000 and 1999 was $98,578 and $0, respectively.

NOTE 14.  SIGNIFICANT CUSTOMERS:

          For the year ended December 31, 2000, a reseller of imaging supplies accounted for 57% of net sales. The Company does not have a written or oral contract with this customer. All sales are made through purchase orders.

NOTE 15.  SIGNIFICANT SUPPLIERS:

          For the year ended December 31, 2000, the Company purchased 38% of its raw materials, components and supplies from one supplier in connection with sales to its largest customer.

NOTE 16.  FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

          The Company believes that its operations are in a single industry segment and involve the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region are as follows:

                                                  2000              1999
                                                  ----              ----
          Sales to Unaffiliated Customers
          United States                        $10,453,477      $   535,650
          Europe                                   524,291            5,026
          All Other                              1,130,364           26,523
                                                ----------       ----------
          Total                                $12,108,132      $   567,199

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Color Imaging, Inc.

        Date: May 24, 2002               /S/ MICHAEL W. BRENNAN
                                         ---------------------------------------
                                            Michael W. Brennan, Chairman and
                                            Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: May 24, 2002              /S/  MICHAEL W. BRENNAN
                                         ---------------------------------------
                                         Michael W. Brennan, Chairman and
                                         Chief Executive Officer

         Date: May 24, 2002               /S/ MORRIS E. VAN ASPEREN
                                          --------------------------------------
                                          Morris E. Van Asperen, Chief Financial
                                          Officer and Director

         Date: May 24, 2002               /S/ SUELING WANG
                                         ---------------------------------------
                                          Dr. Sueling Wang, Vice-Chairman,
                                          President and Chief Operating Officer

         Date: May 24, 2002               /S/ CHARLES R. ALLISON
                                         ---------------------------------------
                                          Charles R. Allison, Director

         Date: May 24, 2002               /S/ EDWIN C. ST. AMOUR
                                         ---------------------------------------
                                          Edwin C. St. Amour, Director

         Date: May 24, 2002               /S/ ROBERT L. LANGSAM
                                         ---------------------------------------
                                          Robert L. Langsam, Director

         Date: May 24, 2002              /S/ VICTOR A. HOLLANDER
                                        ----------------------------------------
                                         Victor A. Hollander, Director

         Date: May 24, 2002
                                        ----------------------------------------
                                         Jui-Hung Wang, Director

         Date: May 24, 2002
                                        ----------------------------------------
                                         Jui-Kung Wang, Director

         Date: May 24, 2002
                                        ----------------------------------------
                                         Jui-Chi Wang, Director