Form 10QSB/A
period 2001-03-31
COLOR IMAGING INC
filed 2002-06-21
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-QSB/A


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________


                         Commission File Number: 0-18450
               ---------------------------------------------------

                               COLOR IMAGING, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       13-3453420
    ------------------                               ----------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4350 PEACHTREE INDUSTRIAL BOULEVARD, SUITE 100
   NORCROSS, GEORGIA                                       30071
--------------------------------------------             ---------
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

                                EXPLANATORY NOTE

The accompanying financial statements for the three months ended March 31, 2001, have been restated to reflect the business combination with Image (see Note 2 below) under the purchase method of accounting as opposed to the pooling of interests method, as previously reported.


                               COLOR IMAGING, INC.
                        QUARTERLY REPORT ON FORM 10-QSB/A
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX


PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Balance Sheets
                   March 31, 2001 (Unaudited) and December 31, 2000...........3

                  Consolidated Statements of Operations (Unaudited)
                   for the Three Months ended March 31, 2001
                    and 2000..................................................4

                  Consolidated Statements of Cash Flows (Unaudited)
                   for the Three Months ended March 31, 2001
                    and 2000..................................................5

                  Notes to Consolidated Financial Statements..................6

Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................9


Signatures...................................................................14

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS


                      COLOR IMAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    31-Mar-01              31-Dec-00
                                                                  (Unaudited)              (Audited)
                                                                   As restated             As restated
CURRENT ASSETS                                                --------------          ---------------


    Cash                                                      $      168,509          $      339,348
    Accounts receivable                                            3,345,063               3,562,120
    Refundable income taxes                                           19,995                  19,995
    Inventory                                                      5,612,928               5,181,248
    Deferred taxes                                                   136,210                 155,526
    Related party portion of bonds - current                          76,716                  76,032
    Other current  assets                                            310,834                 381,148
                                                              --------------          ---------------
       TOTAL CURRENT ASSETS                                        9,670,255               9,715,417
                                                              --------------          ---------------
FIXED ASSETS
    Furniture & fixtures                                             129,955                 129,955
    R&D equipment                                                    418,776                 412,325
    Machinery & equipment                                          7,068,882               6,865,206
    Leasehold improvements                                         1,262,410               1,252,021
    Accumulated depreciation                                        (555,277)               (403,077)
                                                              ---------------         ---------------
       TOTAL FIXED ASSETS, NET                                      8,324746               8,256,430
                                                              ---------------         ---------------
OTHER ASSETS                                                           5,000                   5,000
    Patent/intellectual property                                     490,211                 467,984
    Deferred income tax                                              897,412                 898,096
    Related party portion of bonds                                   373,649                 269,626
    Other assets                                                   1,766,272               1,640,706
                                                              --------------          --------------
       OTHER ASSETS                                           $   19,761,273          $   19,612,553
                                                              ==============          ==============
CURRENT LIABILITIES
    Revolving credit lines                                    $    1,217,000          $    1,399,000
    Accounts payable                                               6,884,514               6,665,322
    Current portion notes payable                                    349,830                 343,408
    Current portion bonds payable                                    320,000                 320,000
    Other current liabilities                                        400,735                 370,765
    Current income taxes payable                                          --                      --
                                                              --------------          --------------
       TOTAL CURRENT LIABILITIES                                   9,172,079               9,098,495
                                                              --------------          --------------
LONG TERM LIABILITIES
    Notes payable                                                  1,611,993               1,698,058
    Bonds payable                                                  3,780,000               3,780,000
    Other long term liabilities                                           --                      --
                                                              --------------          --------------
       LONG TERM LIABILITIES                                       5,391,993               5,478,058
                                                              --------------          --------------
       TOTAL LIABILITIES                                          14,564,072              14,576,553
                                                              --------------          --------------
STOCKHOLDERS' EQUITY

    Common stock, $.01 par value, authorized 20,000,000
      shares; 7,574,219 and 7,490,948 shares issued on
      March 31, 2001 and December 31, 2000, respectively.             75,742                  74,909
    Additional paid-in capital                                     7,395,003               7,229,293
    Accumulated deficit                                           (2,273,544)             (2,268,202)
                                                              ---------------         ---------------
                                                                   5,197,201               5,036,000
                                                              ---------------         ---------------
                                                              $   19,761,273          $   19,612,553
                                                              ===============         ===============

                 See Notes to Consolidated Financial Statements

                      COLOR IMAGING, INC. AND SUBSIDIARIES
                       UNAUDITED STATEMENTS OF OPERATIONS


                                                    31-Mar-01      31-Mar-00
                                                   As restated    As restated
                                                  ------------   ------------

                SALES                             $  5,528,316   $    275,029

                C0ST OF SALES                        4,514,325        172,658
                                                  ------------   ------------

                   GROSS PROFIT                      1,013,991        102,371
                                                  ------------   ------------

                OPERATING EXPENSES
                   Administrative                      456,181         74,926
                   Research & development              216,909         48,231
                   Sales & marketing                   225,681             --
                                                  ------------   ------------
                                                       898,771        123,157
                                                  ------------   ------------

                   OPERATING PROFIT (LOSS)             115,220        (20,786)
                                                  ------------   ------------


                OTHER INCOME AND (EXPENSE)

                   Other income and (expense)            7,682            445
                   Financing expenses                 (120,574)        (4,529)
                   Non-recurring moving expense         (9,570)           --
                                                  -------------  ------------
                                                      (122,462)        (4,084)

                (LOSS) BEFORE TAXES                     (7,242)       (24,870)

                (BENEFIT) FOR INCOME TAXES              (1,900)       (10,000)
                                                  -------------  -------------
                 NET (LOSS)                       $     (5,342)  $    (14,870)
                                                  =============  =============


                 INCOME (LOSS)
                 PER COMMON SHARE

                   Basic/Diluted*                 $       (.00)  $       (.00)


                 WEIGHTED AVERAGE
                 SHARES OUTSTANDING

                   Basic/Diluted *                   7,007,534      4,000,000
                                                  =============  =============

* Antidilutive



                 See Notes to Consolidated Financial Statements



                      COLOR IMAGING, INC. AND SUBSIDIARIES
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                  THREE MONTHS      THREE MONTHS
                                                                      ENDED             ENDED
                                                                   31-Mar-01         31-Mar-00
                                                                  As restated       As restated
                                                                  -----------       -----------

 Cash flows from operating activities:

   Net income (loss)                                              $   (5,342)       $  (14,870)
   Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating activities:
         Depreciation and amortization                               152,200             1,600
         Deferred income taxes                                        (2,911)          (10,000)
     Decrease (increase) in:
         Accounts and other receivables                              411,718           147,941
         Inventories                                                (431,680)          (74,056)
         Prepaid and other assets                                   (120,802)          (34,754)
         Cash surrender value of life insurance                           --                --
         Deposits                                                         --                --
     Increase (decrease) in:
         Accounts payable and accrued liabilities                    249,162           (88,878)
         Income taxes payable                                             --                --
                                                                  -----------       -----------
            Net cash provided by (used in)
              operating activities                                   252,345           (73,017)
                                                                  -----------       -----------
 Cash flows from investing activities:
     Capital expenditures                                           (220,516)         (100,752)
     Patents and intellectual properties                                  --            (5,000)
     Investments in acquisitions                                    (107,568)               --
                                                                  -----------       -----------
              Net cash (used in)
                investing activities                                (328,084)         (105,752)
                                                                  -----------       -----------
 Cash flows from financing activities:
     Net borrowings (payments) under line of credit                 (182,000)               --
     Proceeds from issuance of bonds or long-term debt                    --             7,930
     Proceeds from sale of stock                                     166,543                --
     Principal payments of long-term debt                            (79,643)               --
                                                                  -----------       -----------
              Net cash provided by (used in)
                financing activities                                 (95,100)            7,930
                                                                  -----------       -----------
              Net (decrease)  increase in cash                      (170,839)         (170,839)
 Cash at beginning of year                                           339,348         1,183,874
                                                                  -----------       -----------
 Cash at end of period                                            $  168,509        $1,013,035
                                                                  ===========       ===========






                 See Notes to Consolidated Financial Statements

                               COLOR IMAGING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 (see Note 7 - Restatement) are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Concurrently with the above transaction, Advatex, the legal acquirer, issued 3,000,000 shares of common stock (with a per share value of $1.00 as determined in the aforementioned reverse acquisition by Logical of Advatex) in exchange for the outstanding shares of Image. This transaction was accounted for under the purchase method of accounting (see Note 7 -- Restatement). The fair value of the Image's assets was reviewed to determine the allocation of the cost of the purchase to tangible and intangible assets, including goodwill. Management determined that no adjustment to the financial statements of Image was necessary, and that the fair value of the tangible and intangible assets of Image was equivalent to their respective book values and no goodwill was recognized in this transaction. The historical financial statements are those of Logical, and the assets, liabilities and operating results of Image are only included in the consolidated financial statements of the Company from the date of acquisition, June 28, 2000.

The following unaudited pro forma results of operations were developed assuming the acquisition had occurred at the beginning of the earliest period presented.

                            THREE MONTH PERIODS ENDED
                            -------------------------
                           MARCH 31, 2001  MAR 31, 2000
                           -------------- ------------
                            (Unaudited Proforma Data)
       Net sales           $ 5,528,316     $ 3,728,372
       Net income          $    (5,342)    $    48,441
       Income per share    $      (.00)    $       .01

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

NOTE 6. INVENTORIES

Inventories consisted of the following components as March 31, 2001and December 31, 2000:

                                 March 31, 2001         December 31, 2000
                                 --------------         -----------------
                                                            (As restated)

   Raw materials ..........     $    1,254,528          $        794,128
   Work-in-process.........          1,072,095                 1,275,545
   Finished goods..........          3,408,960                 3,234,230
   Obsolescence allowance..           (122,655)                 (122,655)
                                ---------------         -----------------
Total......................     $    5,612,928          $      5,181,248
                                ===============         =================

NOTE 7. RESTATEMENT OF THREE MONTHS YEAR 2000 FINANCIAL STATEMENTS:

The accompanying financial statements for the three months ended March 31, 2001, have been restated to reflect the business combination with Image (see Note 2 under the purchase method of accounting as opposed to the pooling of interests method, as previously reported. Accordingly, Image's financial statements are only consolidated beginning with the date of acquisition, June 28, 2000. In addition, the Company reclassified certain tangible assets that were erroneously classified as Patent/Intellectual Property. The following tables present the impact of the restatement.

                                         As Previously
                                          Reported                  As Restated
                                         --------------             -----------
As of March 31, 2001:
   Balance Sheet:
      Property, plant and equipment, net     7,203,701               8,324,746
      Patent/intellectual property           1,014,404                   5,000
      Additional paid-in capital             7,151,714               7,395,003
      Accumulated deficit                   (7,459,540)             (2,273,544)


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

BACKGROUND

     Color Imaging, Inc., formerly known as Advatex Associates, Inc., was incorporated in Delaware in 1987. On May 16, 2000, Advatex, Logical Acquisition Corp., Color Acquisition Corp., Logical Imaging Solutions, Inc. ("Logical") and Color Image, Inc. ("Image") entered into a Merger Agreement and Plan of
Reorganization, as amended ("Merger Agreement") pursuant to which Logical Acquisition Corp. merged with and into Logical and Color Acquisition Corp. merged with and into Image (the "Merger"), whereby Logical and Image became our wholly-owned subsidiaries. Pursuant to the Merger Agreement, shareholders of Logical and Image exchanged their shares for shares of common stock of Advatex Associates, Inc.. Logical shareholders converted their shares into shares of common stock of Advatex Associates, Inc. at the ratio of 1.84843 shares of common stock of Advatex Associates, Inc. for each one share of Logical. Image shareholders converted their shares into shares of common stock of Advatex Associates, Inc. at the ratio of 15 shares of common stock of Advatex Associates, Inc. for each one share of Image. Following the conversion of shares by Logical and Image shareholders, shareholders of Logical and Image owned approximately 85% of the outstanding shares of common stock of Advatex Associates, Inc. and shareholders of Advatex Associates, Inc. after the Merger owned approximately 15%.

     The purpose of the Merger was to combine Image's toner and consumable expertise and manufacturing plant with Logical's advanced printing system capabilities to offer a wider product range and ensure product supply for Logical's print system. On July 7, 2000, pursuant to a vote of our stockholders, we changed our name from Advatex Associates, Inc. to Color Imaging, Inc, and on December 31, 2000, Color Image, Inc. was merged with and into Color Imaging, Inc. (the "Company" or "Color").

OVERVIEW

     The Company, Color Imaging, Inc. (OTCBB: CIMG), develops, manufactures and markets products used in electronic printing, analog and digital copiers and high-speed digital printing. These high-speed digital printing systems print in real-time directly on offset presses. Offset presses are presses that utilize plates and ink to print on paper and other materials. We conduct our business through two separate operating units, Color Imaging, Inc. ("Color") and Logical Imaging Solutions, Inc. ("Logical"). Color develops, purchases from others and markets electronic printing products, including black text, color, magnetic ink character recognition and specialty toners, and provides other parts and accessories for laser printers and analog and digital copiers. Logical designs, manufactures and integrates components made by third parties into a complete printing system and offers technical support and supplies in connection therewith. Logical's printing system allows commercial printers to digitally process and print data that may change from page to page, also known as variable data, and images at very high speeds directly on commercial offset web presses. This capability saves time and money for both the printer and its customer.

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

     Color has continually expanded its product line and manufacturing capabilities. This expansion has led to the creation of more than 130 different black text, color, magnetic ink character recognition and specialty toner formulations, including aftermarket toners and imaging products for printers and facsimile machines manufactured by Brother(TM), Canon(TM), Delphax(TM), Hewlett Packard(TM), IBM(TM), Lexmark(TM), Sharp(TM), Xerox(TM), Minolta(TM), Mita(TM), Panafax(TM), Pentax(TM), Pitney Bowes(TM), Epson(TM), Fuji-Xerox(TM), Toshiba(TM), Kyocera(TM), Okidata(TM), Panasonic(TM), and printing systems developed by Logical. Color also manufacturers and or markets toners for use in Ricoh(TM), Sharp(TM), Xerox(TM), Canon(TM), Lanier(TM) and Toshiba(TM) copiers. Color also offers product enhancements, including imaging supplies, that enable standard laser printers to print magnetic character recognition data. Color markets branded products directly to OEMs and aftermarket products worldwide to distributors. In addition, aftermarket products for laser printers and digital and analog copiers are also marketed to remanufacturers and to dealers, respectively.

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

     Logical is developing the DigitalColorPress, a Solution series of printing systems incorporating color printing capabilities. The DigitalColorPress will print variable data in color at rates exceeding 250 pages-per-minute. This is in contrast to other products that do not print directly on the press and print at speeds of approximately 85 pages per minute. Logical believes that this represents an attractive alternative for high-speed offset printing applications because it reduces steps and labor in the print process. Logical intends to market the DigitalColorPress color printing system as an enhancement to existing Solution series installations and as an upgrade for other printing systems..

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

     Net sales for the three and month period that ended on March 31, 2001, were primarily generated from the sale of consumable products, including toner. Revenue is recognized from the sale of products when the goods are shipped to the customer. In the three month period ended March 31, 2001, net sales increased by $5,253,000. The large increase in net revenues for the three month period compared to the same period of 2000 was primarily the result of consolidation of Image's financial statements.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information derived from the Company's consolidated statements of operations and expressed as a percentage of net sales:

                                               Three Months Ended
                                                    March 31,
                                                 2001        2000
                                            ------------ ------------
                                            (Percentage of Net Sales)
     Net sales .............................      100         100
     Cost of goods sold ....................       82          63
     Gross Profit ..........................       18          37
     Administrative expenses................        8          27
     Research and Development...............        4          18
     Sales and Marketing....................        4           0
     Operating income.......................        2          -8
     Interest expense.......................        2           2
     Depreciation and Amortization..........        3           1
     Income before income taxes.............        0          -9
     Provision for income taxes (credit) ...        0          -4

     Net income (Loss) .....................        0          -5

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES. Net sales were $5,528,000 for the three months ended March 31, 2001, or an increase of $5,253,000, or 1910% compared to $275,000 for the three month period ended March 31, 2000. The large increase in net sales during the three month period ended March 31, 2001 compared to the same period of 2000 was primarily the result of consolidation of Image's financial statements for the first quarter 2001.

COST OF GOODS SOLD. Cost of goods sold increased by $4,341,000 or 2509% to $4,514,000 in the three months ended March 31, 2001 from $173,000 in the three months ended March 31,2000. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 82% in the first quarter of 2001 from 63% in the first quarter of 2000. This decrease was due to the higher level of sales at lower profit margins.

GROSS PROFIT. As a result of the above factors, gross profit increased to $1,014,000 in the three months ended March 31, 2001 from $102,000 in the three months ended March 31,2000. Gross profit as a percentage of net sales decreased to 18% in the first quarter of 2001 from 37% in the first quarter of 2000. This increase was also due to the higher level of sales at lower margins.

GENERAL AND ADMINISTRATIVE, R&D AND SELLING EXPENSES. General and administrative, selling and R&D expenses increased $776,000 or 630% to $899,000 in the three months ended March 31, 2001 from $123,000 in the three months ended March 31, 2000. General and administrative, R&D and selling expenses decreased, as a percentage of net sales, to 16% in the first quarter of 2001 from 45% in the first quarter of 2000. General and administrative expenses increased by $381,000 or 509% to $456,000 in the three months ended March 31, 2001 from $75,000 in the three months ended March 31, 2000. R&D expenses increased by $169,000 or 350% to $217,000 in the three months ended March 31, 2001 from $48,000 in the three months ended March 31, 2000. Selling expenses increased by $226,000 in the three months ended March 31, 2001 compared to selling expenses of -0- for the three months ended March 31, 2000. The large increase in operating expenses for the three month period ended March 31, 2001 compared to the same period of 2000 was primarily the result of consolidation of Image's financial statements for the first quarter 2001.

OPERATING INCOME. As a result of the above factors the operating loss decreased by $136,000 to a profit of $115,000 in the three months ended March 31, 2001 from a loss of $21,000 in the three months ended March 31, 2000.

INTEREST EXPENSE. Interest expense was $121,000 in the three months ended March 31, 2001 compared to $5,000 for the three months ended March 31, 2000.

OTHER INCOME. An increase in miscellaneous income resulted in other income increasing to $7,600 from income of $400 for the three months ended March 31,

2001 compared to the same period of 2000.

INCOME TAXES. Income tax benefits decreased to $2,000 in the three months ended March 31, 2001 from a tax benefit of $10,000 for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operating activities were $252,000 in the three months ended March 31, 2001, compared to $73,000 used by operating activities in the three months ended March 31, 2000. The cash flows provided by operating activities in the three months ended March 31, 2001 were comparatively greater than in the three months ended March 31, 2000 due primarily to increases in accounts payable and decreases in accounts receivable. The payable increase resulted primarily from higher sales and purchasing in 2000.

     Cash flows used in investing activities were $328,000 in the three months ended March 31, 2001 compared to $106,000 in the three months ended March 31, 2000. Included in cash flows used in investing activities in the three months ended March 31, 2001 was $132,000 invested in test equipment for furthering the Company's patented toner and digital color printing systems technologies.

     The Company has a $1.5 million revolving line of credit with an outstanding balance as of March 31, 2001 of $717,000, and bears interest at the Bank's prime interest rate less .25 percent. The revolving line of credit has a June 30, 2001 expiration date. Under the line of credit, the Company is permitted to borrow 85 percent of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million).

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

     The Company believes that cash generated by operating activities, the net proceeds of $950,000 from the recent Merger and funds available under credit facilities will be insufficient to finance its operating and investing activities for the next 12 months after March 31, 2001. To the extent that the funds generated from these sources were insufficient to finance the operating activities, the Company raised additional funds through public or private financing. On August 29, 2000, the Board of Directors authorized the raising of up to $3 million of additional capital on terms and conditions acceptable to the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COLOR IMAGING, INC.


June 18, 2002               /S/ MORRIS E. VAN ASPEREN
                            ____________________________________________________
                            Morris E. Van Asperen
                            Executive Vice President and Chief Financial Officer

1480845