Form 10QSB/A
period 2001-06-30
COLOR IMAGING INC
filed 2002-06-21
CIK 820906

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

          For the transition period from ______________ to ______________

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

                                EXPLANATORY NOTE

The accompanying financial statements for the three and six months ended June 30, 2001, have been restated to reflect the business combination with Image (see
Note 2 below) under the purchase method of accounting as opposed to the pooling of interests method, as previously reported.


                               COLOR IMAGING, INC.
                        QUARTERLY REPORT ON FORM 10-QSB/A
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      INDEX


PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

           Consolidated Balance Sheets
            June 30, 2001 (Unaudited) and December 31, 2000....................3

           Consolidated Statements of Operations (Unaudited)
            for the Three Months and Six Months ended June 30, 2001
             and 2000..........................................................4

           Consolidated Statements of Cash Flows (Unaudited)
            for the Six Months ended June 30, 2001
             and 2000..........................................................5

           Notes to Consolidated Financial Statements..........................6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................9


Signatures....................................................................15

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS

                                    COLOR IMAGING, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                          30-June-01                         31-Dec-00
                                                          (Unaudited)                        (Audited)
                                                          As restated                       As restated
                                                        ---------------                    ---------------
CURRENT ASSETS
    Cash                                                $      237,597                     $      339,348
    Accounts receivable                                      3,896,550                          3,562,120
    Refundable income taxes                                     19,995                             19,995
    Inventory                                                5,172,212                          5,181,248
    Deferred taxes                                             102,599                            155,526
    Related party portion of bonds - current                    76,716                             76,032
    Other current  assets                                      454,303                            381,148
                                                        ---------------                    ---------------
          TOTAL CURRENT ASSETS                               9,959,972                          9,715,417
                                                        ---------------                    ---------------
FIXED ASSETS
    Furniture & fixtures                                       129,955                            129,955
    R&D equipment                                              432,214                            412,325
    Machinery & equipment                                    7,297,832                          6,865,206
    Leasehold improvements                                   1,262,410                          1,252,021
    Accumulated depreciation                                  (703,923)                          (403,077)
                                                        ---------------                    ---------------
          TOTAL FIXED ASSETS, NET                            8,418,488                          8,256,430
                                                        ---------------                    ---------------
OTHER ASSETS
    Patent/intellectual property                                 5,000                              5,000
    Deferred income tax                                        503,611                            467,984
    Related party portion of bonds                             897,412                            898,096
    Other assets                                               449,202                            269,626
                                                        ---------------                    ---------------
          OTHER ASSETS                                       1,855,225                          1,640,706
                                                        ---------------                    ---------------
                                                        $   20,233,685                     $   19,612,553
                                                        ===============                    ===============
CURRENT LIABILITIES
    Revolving credit lines                              $    1,005,965                     $    1,399,000
    Accounts payable                                         6,580,796                          6,665,322
    Current portion notes payable                              396,605                            343,408
    Current portion bonds payable                              320,000                            320,000
    Other current liabilities                                  629,483                            370,765
    Current income taxes payable                                    --                                 --
                                                        ---------------                    ---------------
           TOTAL CURRENT LIABILITIES                         8,932,849                          9,098,495
                                                        ---------------                    ---------------
LONG TERM LIABILITIES
    Notes payable                                            1,509,430                          1,698,058
    Bonds payable                                            3,780,000                          3,780,000
    Other long term liabilities                                     --                                 --
                                                        ---------------                    ---------------
          LONG TERM LIABILITIES                              5,289,430                          5,478,058
                                                        ---------------                    ---------------
          TOTAL LIABILITIES                                 14,222,279                         14,576,553
                                                        ---------------                    ---------------
STOCKHOLDERS' EQUITY
    Common stock, $.01 par value, authorized
      20,000,000 shares; 7,046,211 and
      4,000,000 shares issued on September 30, 2000
      and December 31, 1999, respectively.                      79,564                             74,909
    Additional paid-in capital                               8,160,544                          7,229,293
    Accumulated deficit                                     (2,228,702)                        (2,268,202)
                                                        ---------------                    ---------------
                                                             6,011,406                          5,036,000
                                                        ---------------                    ---------------
                                                        $   20,233,685                     $   19,612,553
                                                        ===============                    ===============

                 See Notes to Consolidated Financial Statements

                               COLOR IMAGING, INC. AND SUBSIDIARIES
                                UNAUDITED STATEMENTS OF OPERATIONS

                                    THREE MONTH PERIODS ENDED              SIX MONTH PERIODS ENDED
                                  30-June-01        30-June-00          30-June-01       30-June-00
                                 As restated       As restated         As restated      As restated
                               --------------    ---------------      --------------   --------------
SALES                           $  8,098,154      $    165,024        $  13,626,470     $   440,053

C0ST OF SALES                      7,068,627            96,906           11,582,952         269,564
                               --------------    ---------------      --------------   --------------
    GROSS PROFIT                   1,029,527            68,118            2,043,518         170,489
                               --------------    ---------------      --------------   --------------
OPERATING EXPENSES

    Administrative                   387,776            75,484              843,957         150,410
    Research & development           184,931            66,410              401,840         114,641
    Sales & marketing                281,712                --              507,393              --
                               --------------    ---------------      --------------   --------------
                                     854,419           141,894            1,753,190         265,051
                               --------------    ---------------      --------------   --------------
    OPERATING PROFIT (LOSS)          175,108           (73,776)             290,328         (94,562)
                               --------------    ---------------      --------------   --------------

OTHER INCOME AND (EXPENSE)
    Other income                       3,304               361               10,986             806
    Financing expenses              (113,360)           (4,837)            (233,934)         (9,366)
    Non-recurring moving expense          --                --               (9,570)             --
                               --------------    ---------------      --------------   --------------
                                    (110,056)           (4,476)            (232,518)         (8,560)
                               --------------    ---------------      --------------   --------------
INCOME BEFORE TAXES                   65,052            (78,252)             57,810        (103,122)

PROVISION FOR INCOME TAXES            20,210            (31,000)             18,310         (41,000)
                               --------------    ---------------     ---------------  --------------
NET PROFIT                         $  44,842        $   (47,252)         $   39,500      $  (62,122)
                               ==============    ===============     ===============  ==============

INCOME (LOSS)
 PER COMMON SHARE
 Basic                             $     .01        $      (.01)         $      .01       $    (.02)
 Diluted                           $     .01        $      (.01)         $      .01       $    (.02)


WEIGHTED AVERAGE
SHARES OUTSTANDING
 Basic                             7,705,607           4,000,000          7,624,695        4,000,000
 Assumed conversion                  177,946                  --*           169,623               --*
                               --------------      --------------      --------------   --------------
                                   7,883,553           4,000,000          7,794,318        4,000,000
                               --------------      --------------      --------------   --------------


 * Antidilutive



                 See Notes to Consolidated Financial Statements

                                COLOR IMAGING, INC. AND SUBSIDIARIES
                                 UNAUDITED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                 30-June-01              30-June-00
                                                                As restated              As restated
                                                             ------------------      ------------------
Cash flows from operating activities:

  Net income (loss)                                             $     39,500            $    (62,122)

  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating activities:
        Depreciation and amortization                                300,846                   3,390
        Deferred income taxes                                         17,300                 (41,000)

      Decrease (increase) in:
        Accounts and other receivables                              (228,235)                 381,453
        Inventories                                                    9,036                  (83,880)
        Prepaid and other assets                                    (170,768)                (134,965)
        Cash surrender value of life insurance                        (9,483)                      --
        Deposits                                                          --                       --
      Increase (decrease) in:
        Accounts payable and accrued liabilities                     174,192                   (94,804)
        Income taxes payable                                              --                     8,970
                                                             ------------------      ------------------
              Net cash provided by (used in)
                  operating activities                               132,388                   (22,957)
                                                             ------------------      ------------------
Cash flows from investing activities:
     Capital expenditures                                           (462,904)                 (197,099)
     Other Assets                                                   (178,675)                   (5,000)
                                                            ------------------      ------------------
              Net cash (used in)
                  investing activities                              (641,579)                 (202,099)
                                                             ------------------      ------------------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit                    (393,035)                       --
  Proceeds from issuance of bonds or long-term debt                       --                        --
  Proceeds from sale of stock                                        935,906                        --
  Principal payments of long-term debt                              (135,431)                  (94,534)
                                                             ------------------      ------------------
              Net cash provided by (used in)
                  financing activities                               407,440                   (94,534)
                                                             ------------------      ------------------
              Net (decrease)  increase in cash                      (101,751)                 (319,590)
Cash at beginning of year                                            339,348                  1,183,874
                                                             ------------------      ------------------
Cash at end of period                                            $   237,597                $   864,284
                                                             ==================      ==================


                 See Notes to Consolidated Financial Statements

                               COLOR IMAGING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 (see Note 7 - Restatement) are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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


                                           THREE MONTH PERIODS ENDED                SIX MONTH PERIODS ENDED
                                           -------------------------                -----------------------
                                       JUNE 30, 2001      JUNE 30, 2000         JUNE 30, 2001     JUNE 30, 2000
                                       -------------      -------------         -------------     -------------
                                                              (Unaudited Proforma Data)

          Net sales                     $  8,098,154      $  5,807,984          $ 13,626,470      $ 9,536,356
          Net income                    $     44,842            29,887                39,500           78,328
          Income per share              $        .01      $         --                   .01              .01

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

NOTE 6. INVENTORIES

Inventories consisted of the following components as of June 30, 2001 and December 31, 2000:

                                            June 30, 2001     December 31, 2000
                                            -------------     -----------------
                                                                 (As restated)

        Raw materials .............        $ 1,624,938         $   794,128
        Work-in-process............          1,637,465           1,275,545
        Finished goods.............          2,032,464           3,234,230
        Obsolescence allowance.....           (122,655)           (122,655)
                                           ------------        ------------
    Total..........................        $ 5,172,212         $ 5,181,248
                                           ============        ============

NOTE 7. RESTATEMENT OF SIX MONTHS YEAR 2001 FINANCIAL STATEMENTS:

The accompanying financial statements for the six months ended June 30, 2001, have been restated to reflect the business combination with Image (see Note 2 under the purchase method of accounting as opposed to the pooling of interests method, as previously reported. Accordingly, Image's financial statements are only consolidated beginning with the date of acquisition, June 28, 2000. In addition, the Company reclassified certain tangible assets that were erroneously classified as Patent/Intellectual Property. The following tables present the impact of the restatement.

                                                        As Previously
                                                          Reported             As Restated
                                                       ----------------      ---------------
As of June 30, 2001:
    Balance Sheet:
        Related party portion bonds current             $       76,032        $     76,716
       Property, plant and equipment, net                    7,282,588           8,418,488
       Patent/intellectual property                          1,140,900               5,000
       Related party portion bonds, non-current                898,096             897,412
       Additional paid-in capital                            7,917,254           8,160,544
       Accumulated deficit                                  (1,985,412)         (2,228,702)


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

     Net sales, for the three and six month periods that ended on June 30, 2001, were primarily generated from the sale of consumable products, including toner. Revenue is recognized from the sale of products when the goods are shipped to the customer. In the three and six month periods ended June 30, 2001, net sales increased $7,933,000 and $13,186,000, respectively. The large increase in net revenues for both the three and six month periods ended June 30, 2001 compared to the same period of 2000 was primarily the result of consolidation of Image's financial statements.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information derived from the Company's consolidated statements of operations and expressed as a percentage of net sales:


                                                     Three Months Ended        Six Months Ended
                                                           June 30,                 June 30,
                                                       2001          2000        2001          2000
                                                     -------       -------      -------      -------
                                                                (Percentage of Net Sales)
       Net sales ................................      100           100           100          100
       Cost of goods sold .......................       87            59            85           61
       Gross Profit .............................       13            41            15           39
       Administrative expenses...................        5            46             6           34
       Research and Development..................        3            40             3           26
       Sales and Marketing.......................        3             0             4            0
       Operating income..........................        2           -45             2          -21
       Interest expense..........................        1             3             2            2
       Depreciation and Amortization.............        2             1             2            1
       Income before income taxes................        1           -47             0          -23
       Provision for income taxes (credit) ......        0           -18             0           -9

       Net income (Loss) ........................        1           -29             0          -14


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

NET SALES. Net sales were $8,098,000 for the three months ended June 30, 2001, or an increase of $7,933,000, or 4808% compared to $165,000 for the three month period ended June 30, 2000. The large increase in net sales during the three month period ended June 30, 2001 compared to the same period of 2000 was primarily the result of consolidation of Image's financial statements for the second quarter 2001.

COST OF GOODS SOLD. Cost of goods sold increased by $6,971,000 or 7194% to $7,069,000 in the three months ended June 30, 2001 from $97,000 in the three months ended June 30, 2000. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 87% in the second quarter of 2001 from 59% in the second quarter of 2000. This decrease was due to the higher level of sales at lower profit margins.

GROSS PROFIT. As a result of the above factors, gross profit increased to $1,030,000 in the three months ended June 30, 2001 from $68,000 in the three months ended June 30, 2000. Gross profit as a percentage of net sales decreased to 13% in the second quarter of 2001 from 41% in the second quarter of 2000. This decrease was also due to the higher level of sales at lower margins.

GENERAL AND ADMINISTRATIVE, R&D AND SELLING EXPENSES. General and administrative, selling and R&D expenses increased $713,000 or 502% to $854,000 in the three months ended June 30, 2001 from $142,000 in the three months ended June 30, 2000. General and administrative, R&D and selling expenses decreased, as a percentage of net sales, to 11% in the second quarter of 2001 from 86% in the second quarter of 2000. General and administrative expenses increased by $312,000 or 414% to $388,000 in the three months ended June 30, 2001 from $75,000 in the three months ended June 30, 2000. R&D expenses increased by $119,000 or 178% to $185,000 in the three months ended June 30, 2001 from $66,000 in the three months ended June 30, 2000. Selling expenses increased by $282,000 in the three months ended June 30, 2001 compared to no selling expenses for the three months ended June 30, 2000. The large increase in operating expenses for the three month period ended June 30, 2001 compared to the same period of 2000 was primarily the result of consolidation of Image's financial statements for the second quarter 2000.

OPERATING INCOME. As a result of the above factors the operating profit increased by $249,000 to a profit of $175,000 in the three months ended June 30, 2001 from a loss of $74,000 in the three months ended June 30, 2000.

INTEREST EXPENSE. Interest expense was $113,000 in the three months ended June 30, 2001 compared to $5,000 for the three months ended June 30, 2000.

OTHER INCOME. An increase in miscellaneous income, reduced by small currency exchange losses, resulted in other income increasing to $3,300 from income of $400 for the three months ended June 30, 2001 compared to the same period of 2000.

INCOME TAXES. Income tax provisions increased to $20,000 in the three months ended June 30, 2001 from a tax benefit of $31,000 for the comparable period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

NET SALES. Net sales were $13,626,000 for the six months ended June 30, 2001, or an increase of 2997% compared to $440,000 for the six month period ended June 30, 2000, with the increase primarily attributable to toner and consumable sales. The large increase in net revenues for both the six month period ended June 30, 2001 compared to the same period of 2000 was primarily the result of consolidation of Image's financial statements for the second quarter 2001.

COST OF GOODS SOLD. Cost of goods sold increased by $11,313,000 or 4190% to $11,583,000 in the six months ended June 30, 2001 from $270,000 in the six months ended June 30, 2000. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 85% in the six months ended June 30, 2001 from 61% in the first six month period of 2000. This increase in cost of sales is attributable to toner sales at a lower profit margin.

GROSS PROFIT. As a result of the above factors, gross profit increased by $1,873,000 to $2,043,000 in the six months ended June 30, 2001 from $170,000 in the six months ended June 30, 2000. Gross profit as a percentage of net sales decreased to 15% for the six months of 2001, from 39% for the similar period in 2000. This decrease in gross margin is primarily due to the toner sales at lower profit margins.

GENERAL AND ADMINISTRATIVE, SELLING, AND R&D EXPENSES. General and administrative, R&D and selling expenses increased $1,488,000 or 561% to $1,753,000 in the six months ended June 30, 2001 from $265,000 in the six months ended June 30, 2000. General and administrative, R&D and selling expenses decreased, as a percentage of net sales, to 13% in the first six months of 2001 from 60% in the similar six month period of 2000. This change was the result of increased sales and operations of the merged companies. General and administrative expenses increased by $694,000, or 461%, to $844,000 from $150,000 in the six month period ended June 30, 2001 compared to the six month period ended June 30, 2000. R&D expenses increased by $287,000 or 251% to $402,000 in the six months ended June 30, 2001 from $115,000 in the six months ended June 30, 2000. Selling expenses increased by $507,000 to $507,000 in the six months ended June 30, 2001. The large increase in operating expenses the six month period ended June 30, 2001 compared to the same period of 2000 was primarily the result of consolidation of Image's financial statements for the second quarter 2001.

OPERATING INCOME. As a result of the above factors, operating income increased by $384,000 to a profit of $290,000 for the six months ended June 30, 2001, compared with a loss of $95,000 in the six months ended June 30, 2000.

INTEREST EXPENSE. Interest expense increased by $225,000 to $234,000 in the six months ended June 30, 2001from $9000 in the six months ended June 30, 2000.

OTHER INCOME. As the result of increased miscellaneous income, other income increased to $11,000 in the six months ended June 30, 2001 from $1,000 in the comparable six months ended June 30, 2000.

INCOME TAXES. As the result of the increased profit for the six months ended June 30, 2001 compared to the same period in 2000, the tax provision increased to $18,000 for the six months ended June 30, 2001 compared to a $41,000 tax benefit for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operating activities were $132,000 in the six months ended June 30, 2001, compared to $23,000 used by operating activities in the six months ended June 30, 2000. The cash flows provided by operating activities in the six months ended June 30, 2001 were comparatively greater than in the six months ended June 30, 2000 due primarily to increases in accounts payable. The payable increase resulted primarily from higher sales and purchasing in 2001.

     Cash flows used in investing activities were $642,000 in the six months ended June 30, 2001 compared to $202,000 in the six months ended June 30, 2000. Included in cash flows used in investing activities in the six months ended June 30, 2001 was $254,000 invested in test equipment for furthering the Company's patented toner and digital color printing systems technologies.

     The Company has a $1.5 million revolving line of credit with an outstanding balance as of June 30, 2001 of $506,000, and bears interest at the Bank's prime interest rate less .25 percent. The revolving line of credit has a December 31, 2001 expiration date. Under the line of credit, the Company is permitted to borrow 85 percent of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million).

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

     The Company believes that cash generated by operating activities, the net proceeds of $950,000 from the recent Merger and funds available under credit facilities will be insufficient to finance its operating and investing activities for the next 12 months after June 30, 2001. To the extent that the funds generated from these sources were insufficient to finance the operating activities, the Company raised additional funds through public or private financing. On August 29, 2000, the Board of Directors authorized the raising of up to $3 million of additional capital on terms and conditions acceptable to the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COLOR IMAGING, INC.


June 18, 2002
                           /s/ MORRIS E. VAN ASPEREN
                           -----------------------------------------
                           Morris E. Van Asperen
                           Executive Vice President and Chief Financial Officer

1480850