Form 10QSB/A
period 2001-09-30
COLOR IMAGING INC
filed 2002-07-26
CIK 820906

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

         For the transition period from  ________________ to ________________

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

                                EXPLANATORY NOTE

The accompanying financial statements for the three and nine months ended September 30, 2001, have been restated to reflect the business combination with Image (see Note 2) under the purchase method of accounting as opposed to the pooling of interests method, as previously reported.


                               COLOR IMAGING, INC.
                        QUARTERLY REPORT ON FORM 10-QSB/A
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX


PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Balance Sheets
           September 30, 2001 (Unaudited) and December 31, 2000...............3

          Consolidated Statements of Operations (Unaudited)
           for the Three Months and Nine Months ended September 30, 2001 and 2000..........................................................4

          Consolidated Statements of Cash Flows (Unaudited)
           for the Nine Months ended September 30, 2001
            and 2000..........................................................5

          Notes to Consolidated Financial Statements..........................6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................9


Signatures...................................................................15

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS

                      COLOR IMAGING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                             30-Sept-01                       31-Dec-00
                                                             (Unaudited)                      (Audited)
                                                             As restated                     As restated
CURRENT ASSETS                                          ----------------------            -------------------
    Cash                                                 $            645,746              $         339,348
    Accounts receivable                                             3,928,136                      3,562,120
    Refundable income taxes                                            19,995                         19,995
    Inventory                                                       6,663,141                      5,181,248
    Deferred taxes                                                     52,663                        155,526
    Related party portion of bonds - current                           79,596                         76,032
    Other current assets                                              371,777                        381,148
                                                        ----------------------            -------------------
          TOTAL CURRENT ASSETS                                     11,761,054                      9,715,417
                                                        ----------------------            -------------------

FIXED ASSETS
    Furniture & fixtures                                              132,310                        129,955
    R&D equipment                                                     447,645                        412,325
    Machinery & equipment                                           7,453,770                      6,865,206
    Leasehold improvements                                          1,277,251                      1,252,021
    Accumulated depreciation                                         (849,560)                      (403,077)
                                                        ----------------------            -------------------
          TOTAL FIXED ASSETS, NET                                   8,461,416                      8,256,430
                                                        ----------------------            -------------------

OTHER ASSETS
    Patent/intellectual property                                        5,000                          5,000
    Deferred income tax                                               474,111                        467,984
    Related party portion of bonds                                    818,500                        898,096
    Other assets                                                      425,783                        269,626
                                                        ----------------------            -------------------
          OTHER ASSETS                                              1,723,394                      1,640,706
                                                        ----------------------            -------------------
                                                         $         21,945,864              $      19,612,553
                                                        ======================            ===================


CURRENT LIABILITIES
    Revolving credit lines                               $          1,232,194              $       1,399,000
    Accounts payable                                                8,380,652                      6,665,322
    Current portion notes payable                                     410,243                        343,408
    Current portion bonds payable                                     335,000                        320,000
    Other current liabilities                                         344,936                        370,765
                                                        ----------------------            -------------------
           TOTAL CURRENT LIABILITIES                               10,703,025                      9,098,495
                                                        ----------------------            -------------------

LONG TERM LIABILITIES
    Notes payable                                                   1,419,623                      1,698,058
    Bonds payable                                                   3,445,000                      3,780,000
                                                        ----------------------            -------------------
          LONG TERM LIABILITIES                                     4,864,623                      5,478,058
                                                        ----------------------            -------------------
          TOTAL LIABILITIES                                        15,567,648                     14,576,553
                                                        ----------------------            -------------------


STOCKHOLDERS' EQUITY
    Common stock, $.01 par value, authorized
      20,000,000 shares;  8,106,400 and
      7,490,848 shares issued on September 30,
      2001 and December 31, 2000, respectively.                        81,064                         74,909
    Additional paid-in capital                                      8,380,015                      7,229,293
    Accumulated deficit                                            (2,082,863)                    (2,268,202)
                                                        ----------------------            -------------------
                                                                    6,378,216                      5,036,000
                                                        ----------------------            -------------------
                                                         $         21,945,864              $      19,612,553
                                                        ======================            ===================

                 See Notes to Consolidated Financial Statements

                               COLOR IMAGING, INC. AND SUBSIDIARIES
                                UNAUDITED STATEMENTS OF OPERATIONS

                                    THREE MONTH PERIODS ENDED             NINE MONTH PERIODS ENDED
                                  30-Sep-01         30-Sep-00           30-Sep-01        30-Sep-00
                                 As restated       As restated         As restated      As restated
                                -------------     -------------      --------------  ---------------

SALES                           $  9,867,704      $  6,006,335       $  23,494,174   $    6,446,388

C0ST OF SALES                      8,550,785         5,115,834          20,133,737        5,385,398
                                -------------     -------------      --------------  ---------------
      GROSS PROFIT                 1,316,919           890,501           3,360,437        1,060,990
                                -------------     -------------      --------------  ---------------

OPERATING EXPENSES
    Administrative                   418,940           382,553           1,262,897          532,963
    Research & development           219,627           230,724             621,467          345,365
    Sales & marketing                375,485           197,630             882,878          197,630
                                -------------     -------------      --------------  ---------------
                                   1,014,052           810,907           2,767,242        1,075,958
                                -------------     -------------      --------------  ---------------

     OPERATING PROFIT (LOSS)         302,867            79,594             593,195          (14,968)
                                -------------     -------------      --------------  ---------------

OTHER INCOME AND (EXPENSE)
    Other income (expense)            15,230           (68,006)             26,216          (67,200)
    Financing expenses               (92,532)         (123,486)           (326,466)        (132,852)
    Non-recurring moving
      expense                             --           (10,360)             (9,570)         (10,360)
                                -------------     -------------      --------------  ---------------
                                     (77,302)         (201,852)           (309,820)        (210,412)
                                -------------     -------------      --------------  ---------------


INCOME (LOSS) BEFORE TAXES           225,565          (122,258)            283,375         (225,380)

PROVISION (BENEFIT) FOR
  INCOME TAXES                        79,726           (67,000)             98,036         (108,000)
                                -------------     -------------      --------------  ---------------
NET INCOME (LOSS)               $    145,839      $    (55,258)      $     185,339   $     (117,380)
                                =============     =============      ==============  ===============

  INCOME (LOSS)
    PER COMMON SHARE

    Basic                       $        .02      $       (.01)      $         .02   $         (.03)
    Diluted                     $        .02      $       (.01)      $         .02   $         (.03)

  WEIGHTED AVERAGE
    SHARES OUTSTANDING

    Basic                          8,070,136         7,007,604           7,774,391        4,000,000
    Assumed conversion               203,281               --*             166,204              --*
                                -------------     -------------      --------------  ---------------
                                   8,273,417         7,007,604           7,940,595        4,000,000
                                -------------     -------------      --------------  ---------------

  * Antidilutive


                 See Notes to Consolidated Financial Statements

                               COLOR IMAGING, INC. AND SUBSIDIARIES
                                 UNAUDITED STATEMENTS OF CASH FLOWS

                                                              NINE MONTHS             NINE MONTHS
                                                                 ENDED                    ENDED
                                                               30-Sep-01                30-Sep-00
                                                              As restated              As restated
                                                            -----------------       ------------------
Cash flows from operating activities:
  Net income (loss)                                         $        185,339        $        (117,380)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                                  446,483                  154,182
      Deferred income taxes                                           96,736                 (108,000)
    Decrease (increase) in:
      Accounts and other receivables                                (239,391)                (879,307)
      Inventories                                                 (1,481,893)                 344,411
      Prepaid and other assets                                       (45,095)                 (52,406)
      Cash surrender value of life insurance                         (21,743)                  (5,756)
      Deposits                                                            --                   86,200
    Increase (decrease) in:
      Accounts payable and accrued liabilities                     1,689,501                  598,603
      Income taxes payable                                                --                   13,760
                                                            -----------------       ------------------
        Net cash provided by
          operating activities                                       629,937                   34,307
                                                            -----------------       ------------------
Cash flows from investing activities:
  Capital expenditures                                              (651,469)                (737,359)
  Other assets                                                      (130,541)                  (5,000)
                                                            -----------------       ------------------
      Net cash (used in)
        investing activities                                        (782,010)                (742,359)
                                                            -----------------       ------------------
Cash flows from financing activities:
  Net (payments) under line of credit                               (166,806)                (330,866)
  Proceeds from sale of stock                                      1,156,877                       --
  Principal payments of long-term debt                              (531,600)                 (64,716)
                                                            -----------------       ------------------
      Net cash provided by (used in)
        financing activities                                         458,471                 (395,582)
                                                            -----------------       ------------------
      Net increase (decrease) in cash                                306,398               (1,103,634)
Cash at beginning of year                                            339,348                1,183,874
                                                            -----------------       ------------------
Cash at end of period                                       $        645,746        $          80,240
                                                            =================       ==================



                 See Notes to Consolidated Financial Statements

                               COLOR IMAGING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 (see Note 7 - Restatement) are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

                                           THREE MONTH PERIODS ENDED                 NINE MONTH PERIODS ENDED
                                           -------------------------                 ------------------------
                                       SEP 30, 2001        SEP 30, 2000          SEP 30, 2001       SEP 30, 2000
                                       ------------        ------------          ------------       ------------
                                                               (Unaudited Proforma Data)
        Net sales                      $  9,867,704        $  6,006,335          $ 23,494,174       $ 15,542,691
        Net income                     $    145,839        $    (55,258)         $    185,339       $     23,071
        Income per share               $        .02        $       (.01)         $        .02       $        .00

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

NOTE 6. INVENTORIES

Inventories consisted of the following components as of September 30, 2001 and December 31, 2000:

                                            September 30, 2001                 December 31, 2000
                                            ------------------                 -----------------
                                                                                 (As restated)
        Raw materials ....................      $    913,604                      $      794,128
        Work-in-process...................           911,360                           1,275,545
        Finished goods....................         4,960,832                           3,234,230
        Obsolescence allowance............          (122,655)                           (122,655)
                                            ------------------                 -----------------
    Total.................................      $  6,663,141                      $    5,181,248
                                            ==================                 =================

NOTE 7. RESTATEMENT OF NINE MONTHS YEAR 2001 FINANCIAL STATEMENTS:

The accompanying financial statements for the nine months ended September 30, 2001, have been restated to reflect the business combination with Image (see
Note 2 under the purchase method of accounting as opposed to the pooling of interests method, as previously reported. Accordingly, Image's financial statements are only consolidated beginning with the date of acquisition, June 28, 2000. In addition, the Company reclassified certain tangible assets that were erroneously classified as Patent/Intellectual Property. The following tables present the impact of the restatement.

                                                    As Previously
                                                       Reported                As Restated
As of September 30, 2001:                           --------------             ------------
    Balance Sheet:
       Property, plant and equipment, net              7,194,027                 8,461,416
       Patent/intellectual property                    1,272,389                     5,000
       Additional paid-in capital                      8,136,724                 8,380,015
       Accumulated deficit                            (1,839,573)               (2,082,863)


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

     Net sales, for the three and nine month periods that ended on September 30, 2001, were primarily generated from the sale of consumable products, including toner. Revenue is recognized from the sale of products when the goods are shipped to the customer. In the three and nine month periods ended September 30, 2001, net sales increased $3,861,000 and $17,048,000, respectively. The large increase in net revenues for the nine month period ended September 30, 2001 compared to the same period of 2000 was primarily the result of consolidation of Image's financial statements.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information derived from the Company's consolidated statements of operations and expressed as a percentage of net sales:

                                                     Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                       2001          2000        2001         2000
                                                     --------      --------    --------     --------
                                                                (Percentage of Net Sales)
       Net sales ...............................       100           100           100          100
       Cost of goods sold ......................        87            85            86           84
       Gross Profit ............................        13            15            14           16
       Administrative expenses..................         4             6             5            8
       Research and Development.................         2             4             3            5
       Sales and Marketing......................         4             3             4            3
       Operating income.........................         3             1             3            0
       Interest expense.........................         1             2             1            2
       Depreciation and Amortization............         1             2             2            2
       Income before income taxes...............         2            -2             1           -3
       Provision for income taxes (credit) .....         1            -1             0           -2

       Net income (Loss) .......................         1            -1             1           -2

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES. Net sales were $9,867,000 for the three months ended September 30, 2001, or an increase of $3,861,000, or 64% compared to $6,006,000 for the three month period ended September 30, 2000. The increase in net sales during the three month period ended September 30, 2001 compared to the same period of 2000 was primarily the result of an expanded product line of black text toners.

COST OF GOODS SOLD. Cost of goods sold increased by $3,435,000 or 67% to $8,551,000 in the three months ended September 30, 2001 from $5,116,000 in the three months ended September 30, 2000. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 87% in the third quarter of 2001 from 85% in the third quarter of 2000. This decrease was due to the higher level of sales at lower profit margins.

GROSS PROFIT. As a result of the above factors, gross profit increased to $1,317,000 in the three months ended September 30, 2001 from $891,000 in the three months ended September 30, 2000. Gross profit as a percentage of net sales decreased to 13% in the third quarter of 2001 from 15% in the third quarter of 2000. This decrease was also due to the higher level of sales at lower margins.

GENERAL AND ADMINISTRATIVE, R&D AND SELLING EXPENSES. General and administrative, selling and R&D expenses increased $203,000 or 25% to $1,014,000 in the three months ended September 30, 2001 from $811,000 in the three months ended September 30, 2000. General and administrative, R&D and selling expenses decreased, as a percentage of net sales, to 10% in the third quarter of 2001 from 14% in the third quarter of 2000. General and administrative expenses increased by $36,000 or 9% to $419,000 in the three months ended September 30, 2001 from $383,000 in the three months ended September 30, 2000. R&D expenses decreased by $11,000 or 5% to $220,000 in the three months ended September 30, 2001 from $231,000 in the three months ended September 30, 2000. Selling expenses increased by $177,000 in the three months ended September 30, 2001 to $375,000 from $198,000 for the three months ended September 30, 2000. The increase in operating expenses for the three month period ended September 30, 2001 compared to the same period of 2000 was primarily the result of increased sales volume.

OPERATING INCOME. As a result of the above factors the operating profit increased by $223,000 to a profit of $303,000 in the three months ended September 30, 2001 from $80,000 in the three months ended September 30, 2000.

INTEREST EXPENSE. Interest expense was $93,000 in the three months ended September 30, 2001 compared to $123,000 for the three months ended September 30, 2000.

OTHER INCOME. An increase in miscellaneous income, reduced by small currency exchange losses, resulted in other income increasing to $15,000 from a loss of $68,000 for the three months ended September 30, 2001 compared to the same period of 2000.

INCOME TAXES. Income tax provisions increased to $67,000 in the three months ended September 30, 2001 from a tax benefit of $67,000 for the comparable period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

NET SALES. Net sales were $23,494,000 for the nine months ended September 30, 2001, or an increase of 264% compared to $6,446,000 for the nine month period ended September 30, 2000, with the increase primarily attributable to toner and consumable sales. The large increase in net revenues for the nine month period ended September 30, 2001 compared to the same period of 2000 was primarily the result of consolidation of Image's financial statements for all of 2001.

COST OF GOODS SOLD. Cost of goods sold increased by $14,748,000 or 274% to $20,134,000 in the nine months ended September 30, 2001 from $5,385,000 in the nine months ended September 30, 2000. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales increased to 86% in the nine months ended September 30, 2001 from 84% in the first nine month period of 2000. This increase in cost of sales is attributable to toner sales at a lower profit margin.

GROSS PROFIT. As a result of the above factors, gross profit increased by $2,299,000 to $3,360,000 in the nine months ended September 30, 2001 from $1,061,000 in the nine months ended September 30, 2000. Gross profit as a percentage of net sales decreased to 14% for the nine months of 2001, from 16% for the similar period in 2000. This decrease in gross margin is primarily due to the toner sales at lower profit margins.

GENERAL AND ADMINISTRATIVE, SELLING, AND R&D EXPENSES. General and administrative, R&D and selling expenses increased $1,691,000 or 157% to $2,767,000 in the nine months ended September 30, 2001 from $1,076,000 in the nine months ended September 30, 2000. General and administrative, R&D and selling expenses decreased, as a percentage of net sales, to 12% in the first nine months of 2001 from 16% in the similar nine month period of 2000. This change was the result of increased sales and operations of the merged companies. General and administrative expenses increased by $730,000, or 137%, to $1,263,000 from $533,000 in the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000. R&D expenses increased by $276,000 or 80% to $621,000 in the nine months ended September 30, 2001 from $345,000 in the nine months ended September 30, 2000. Selling expenses increased by $685,000 to $883,000 in the nine months ended September 30, 2001. The large increase in operating expenses for the nine month period ended September 30, 2001 compared to the same period of 2000 was primarily the result of consolidation of Image's financial statements for all of 2001.

OPERATING INCOME. As a result of the above factors, operating income increased by $608,000 to a profit of $593,000 for the nine months ended September 30, 2001, compared with a loss of $15,000 in the nine months ended September 30, 2000.

INTEREST EXPENSE. Interest expense increased by $193,000 to $326,000 in the nine months ended September 30, 2001from $133,000 in the nine months ended September 30, 2000.

OTHER INCOME. As the result of increased miscellaneous income, other income increased to $26,000 in the nine months ended September 30, 2001 from a loss of $67,000 in the comparable nine months ended September 30, 2000.

INCOME TAXES. As the result of the increased profit for the nine months ended September 30, 2001 compared to the same period in 2000, the tax provision increased to $98,000 for the nine months ended September 30, 2001 compared to a $108,000 tax benefit for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operating activities were $630,000 in the nine months ended September 30, 2001, compared to $34,000 in the nine months ended September 30, 2000. The cash flows provided by operating activities in the nine months ended September 30, 2001 were comparatively greater than in the nine months ended September 30, 2000 due primarily to increases in accounts payable. The payable increase resulted primarily from higher sales and purchasing in 2001.

     Cash flows used in investing activities were $782,000 in the nine months ended September 30, 2001 compared to $742,000 in the nine months ended September 30, 2000. Included in cash flows used in investing activities in the nine months ended September 30, 2001 was $502,000 invested in test equipment for furthering the Company's patented toner and digital color printing systems technologies.

     The Company has a $1.5 million revolving line of credit with an outstanding balance as of September 30, 2001 of $732,000, and bears interest at the Bank's prime interest rate less .25 percent. The revolving line of credit has a December 31, 2001 expiration date. Under the line of credit, the Company is permitted to borrow 85 percent of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million).

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

     The Company believes that cash generated by operating activities and funds available under credit facilities will be insufficient to finance its operating and investing activities for the next 12 months after September 30, 2001. To the extent that the funds generated from these sources were insufficient to finance the operating activities, the Company raised additional funds through public or private financing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COLOR IMAGING, INC.



July 24, 2002                          /S/ MORRIS E. VAN ASPEREN
                                       -----------------------------------------
                                       Morris E. Van Asperen
                                       Executive Vice President and
                                       Chief Financial Officer







                                       15
1494076