Form 10QSB
period 2002-06-30
COLOR IMAGING INC
filed 2002-08-09
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      June 30, 2002
                                        ------------------------

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


As of July 30, 2002, there were 10,099,880 shares of Common Stock outstanding.

                               COLOR IMAGING, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                      INDEX



PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets at June 30, 2002
          (Unaudited) and December 31, 2001(Audited)...........................3

          Consolidated Condensed Statements of Operations (Unaudited)
          for the Three and Six Months ended June 30, 2002 and 2001............4

          Consolidated Condensed Statements of Cash Flows (Unaudited)
          for the Six Months ended June 30, 2002 and 2001......................5

          Notes to Interim Unaudited Consolidated Condensed Financial
          Statements ..........................................................6

Item 2.   Management's Discussion and Analysis or Plan of Operation ...........8

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................22

Item 2.   Changes in Securities...............................................22

Item 3.   Defaults Upon Senior Securities.....................................22

Item 4.   Submission of Matters to a Vote of Security Holders.................22

Item 5.   Other information ..................................................22

Item 6.   Exhibits and Reports on Form 8-K....................................22

Signatures....................................................................25

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS


                       COLOR IMAGING, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                         ASSETS
                                                                  30-June-02       31-Dec-01
                                                                 (Unaudited)       (Audited)
                                                                ------------     ------------
CURRENT ASSETS
    Cash                                                        $    211,016     $    395,327
    Accounts receivable, net                                       4,153,469        3,030,995
    Inventory                                                      4,876,828        6,056,042
    Deferred income taxes                                            198,238          277,239
    Related party portion of IDR bond                                 79,596           79,596
    Other current assets                                             273,931          339,141
                                                                ------------     ------------
          TOTAL CURRENT ASSETS                                     9,793,078       10,178,340
                                                                ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                8,519,378        8,438,826
                                                                ------------     ------------
OTHER ASSETS
    Patent/intellectual property                                      10,023            5,000
    Deferred income taxes                                            319,000          312,000
    Related party portion of IDR bond                                818,500          818,500
    Other assets                                                     286,774          225,204
                                                                ------------     ------------
          TOTAL OTHER ASSETS                                       1,434,297        1,360,704
                                                                ------------     ------------
                                                                $ 19,746,753     $ 19,977,870
                                                                ============     ============
          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Revolving credit lines                                      $  1,272,082     $  1,462,416
    Accounts payable                                               4,291,165        4,898,665
    Current portion of notes payable                                 387,196          369,198
    Current portion of bonds payable                                 335,000          335,000
    Note payable - related party                                     500,000               --
    Other current liabilities                                        505,954          501,086
                                                                ------------     ------------
           TOTAL CURRENT LIABILITIES                               7,291,397        7,566,365
                                                                ------------     ------------
LONG TERM LIABILITIES
    Notes payable                                                  1,173,258        1,359,000
    Bonds payable                                                  3,445,000        3,445,000
                                                                ------------     ------------
          LONG TERM LIABILITIES                                    4,618,258        4,804,000
                                                                ------------     ------------
           TOTAL LIABILITIES                                      11,909,655       12,370,365
                                                                ------------     ------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, authorized 20,000,000
     shares; 10,099,880 and 10,099,175 shares issued and
     outstanding on June 30, 2002 and
     December 31, 2001, respectively                                 100,999          100,992
   Additional paid-in capital                                      9,868,283        9,873,939
   Stock subscription receivable                                          --         (149,000)
   Accumulated deficit                                            (2,132,184)      (2,218,426)
                                                                ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY                               7,837,098        7,607,505
                                                                ------------     ------------
                                                                $ 19,746,753     $ 19,977,870
                                                                ============     ============

                             See accompanying notes


                                COLOR IMAGING, INC. AND SUBSIDIARY
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                       THREE MONTH PERIODS ENDED         SIX MONTH PERIODS ENDED

                                         30-June-02     30-June-01        30-June-02      30-June-01
                                        ------------   ------------      ------------   -------------

SALES                                   $ 8,129,042    $ 8,098,154       $15,988,120     $13,626,470

C0ST OF SALES                             7,022,722      7,068,627        13,612,015      11,582,952
                                        ------------   ------------      ------------   -------------
GROSS PROFIT                              1,106,320      1,029,527         2,376,105       2,043,518
                                        ------------   ------------      ------------   -------------

OPERATING EXPENSES

    Administrative                          446,724        387,776           907,690         843,957

    Research & development                  290,884        184,931           553,248         401,840

    Sales & marketing                       336,029        281,712           612,444         507,393
                                        ------------   ------------      ------------   -------------
                                          1,073,637        854,419         2,073,382       1,753,190
                                        ------------   ------------      ------------   -------------

INCOME FROM OPERATIONS                       32,683        175,108           302,723         290,328
                                        ------------   ------------      ------------   -------------

OTHER INCOME  (EXPENSE)

    Other income                             22,328          3,304            29,196          10,986

    Financing expenses                      (91,008)      (113,360)         (171,671)       (233,934)

    Non-recurring moving expense                 --             --                 -          (9,570)
                                        ------------   ------------      ------------   -------------
                                            (68,680)      (110,056)         (142,475)       (232,518)
                                        ------------   ------------      ------------   -------------


INCOME (LOSS) BEFORE TAXES                  (35,997)        65,052           160,248          57,810


PROVISION (CREDIT) FOR INCOME TAXES         (16,000)        20,210            64,006          18,310
                                        ------------   ------------      ------------   -------------

NET INCOME (LOSS)                       $   (19,997)   $    44,842       $    96,242    $     39,500
                                        ============   ============      ============   =============



     INCOME (LOSS)
        PER COMMON SHARE

        Basic                           $       .00    $       .01       $       .01    $        .01
        Diluted                         $       .00    $       .01       $       .01    $        .01

     WEIGHTED AVERAGE
     SHARES OUTSTANDING

        Basic                             10,099,880     7,705,607        10,099,724       7,624,695
        Assumed conversion                        --*      177,946                --         169,623
                                        ------------   ------------      ------------   -------------
                                          10,099,880     7,883,553        10,099,724       7,794,318
                                        ------------   ------------      ------------   -------------

          * Antidilutive




                             See accompanying notes

                       COLOR IMAGING, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIODS ENDED JUNE 30
                                   (UNAUDITED)


                                                             2002           2001
                                                        -----------    -----------

Cash flows from operating activities:
  Net income                                           $     96,242   $     39,500
  Adjustments to reconcile net income to net cash
    provided (utilized) by operating activities:
      Depreciation and amortization                         312,263        300,846
      Deferred income taxes                                  62,001         17,300

  Decrease (increase) in:
        Accounts receivable and other receivables        (1,122,474)      (228,235)
        Inventories                                       1,179,214          9,036
        Prepaid expenses and other assets                     3,640       (170,768)
  Increase (decrease) in:
        Accounts payable and accrued liabilities           (608,739)       174,192
                                                       -------------  -------------
        Net cash (utilized) provided by
               operating activities                         (77,853)       141,871
                                                       -------------  -------------
Cash flows from investing activities:
     Capital expenditures                                  (392,815)      (462,904)
     Other assets                                                --       (188,158)
     Patents and intellectual properties                     (5,023)             -
                                                       -------------  -------------
        Net cash (used in)
             investing activities                          (397,838)      (651,062)
                                                       -------------  -------------
Cash flows from financing activities:
  Net (payments) under line of credit                      (190,334)      (393,035)
  Net proceeds from sale of common stock                    143,351        935,906
  Loan from related party                                   500,000             --
  Principal payments of long-term debt                     (161,637)      (135,431)
                                                       -------------  -------------
         Net cash provided by
             financing activities                           291,380        407,440
                                                       -------------  -------------
         Net (decrease) in cash                            (184,311)      (101,751)
Cash at beginning of year                                   395,327        339,348
                                                       -------------  -------------
Cash at end of period                                   $   211,016    $   237,597
                                                       =============  =============



                             See accompanying notes

                       COLOR IMAGING, INC. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE 2. COMMON STOCK

From January 1, 2002 to June 30, 2002, one holder of the Company's warrants exercised 1,750 warrants on a cashless basis and was issued 705 shares of the Company's common stock. During March 2002, the Company rescinded one transaction entered into during 2001 for the sale of 25,000 shares of common stock and warrants to purchase 25,000 shares of the common stock of the Company. This transaction was retroactively reflected in the financial statements as of December 31, 2001. As of March 2002, all notes receivable from sales of Company securities have been fully paid by the investors.

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

NOTE 3. INVENTORIES

Inventories consisted of the following components as of June 30, 2002 and December 31, 2001:


                                     June 30, 2002             December 31, 2001
                                  ------------------           -----------------
        Raw materials              $       598,867             $       723,480
        Work-in-process                  1,873,410                     967,982
        Finished goods                   2,536,056                   4,534,410
        Obsolescence allowance            (131,505)                   (169,830)
                                   -----------------           -----------------
            Total                   $     4,876,828             $     6,056,042
                                   =================           =================


NOTE 4. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $2.5 million revolving line of credit with an outstanding balance as of June 30, 2002 of $1,272,082. At the end of each month for the following month, the Company has the interest rate option of either the one month Libor interest rate in effect two business days before the first day of the month plus 2.50% or the Bank's prime interest rate minus 0.25%. As of June 30, 2002, the interest rate was the one-month Libor rate of 1.84% plus 2.50% (4.34%). This revolving line of credit has a June 30, 2003 expiration date.

Under the lines of credit, the Company is permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million and not to exceed 60 percent of the total outstanding). The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the lines of credit.

The Bank agreement contains various covenants that the Company is required to maintain, and as of June 30, 2002 the Company was in compliance with such covenants.


NOTE 5. SIGNIFICANT CUSTOMERS

In the six month period ended June 30, 2002, two customers accounted for 56% and 14%, respectively, of net sales. The Company does not have a written or oral contract with these customers. All sales are made through purchase orders.
Accounts receivable from these customers at June 30, 2002, were $2,708,630 and $326,305, respectively.


NOTE 6. SIGNIFICANT SUPPLIERS

In the six months ended June 30, 2002, the Company purchased 55% of its raw materials, components and supplies from one supplier in connection with sales to its largest customers. At June 30, 2002, the accounts payable to this supplier was $2,237,171.

NOTE 7. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region for the six-month periods ended June 30 are as follows:

                                       2002         2001
                                   -----------  -----------
Sales to Unaffiliated Customers:
United States                      $10,299,247  $11,163,436
Europe                               3,222,764    1,858,143
Asia                                   539,438      254,007
All Other                            1,926,671      350,884
                                   -----------  -----------
Total                              $15,988,120  $13,626,470
                                   ===========  ===========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussions should be read in conjunction with our consolidated condensed financial statements and the related notes thereto.

OVERVIEW

     We develop, manufacture and market products used in electronic printing, analog and digital copiers and supply high-speed digital printing systems. These high speed digital printing systems print in real-time directly on offset presses. Offset presses are presses that utilize plates and ink to print on paper and other materials. We conduct our business through two separate operating units, Color Imaging, Inc., and Logical Imaging Solutions, Inc. Color Imaging, Inc. develops, purchases from others and markets electronic printing products, including black text, color, magnetic character recognition and specialty toners, and provides other parts and accessories for laser printers and digital copiers. Logical Imaging Solutions, Inc. designs, manufactures and integrates proprietary software and hardware with components made by third parties into a complete printing system and offers related technical support and supplies. Logical Imaging Solutions, Inc.'s printing system allows commercial printers to digitally process and print data and images that may change from page to page, also known as variable data, at high speeds directly on commercial offset web presses. This capability saves time and money for the printer and customer.

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

COLOR IMAGING, INC.

     Since 1989, Color Imaging, Inc. has developed and manufactured products used in electronic printing. Color Imaging, Inc. formulates and produces black text and specialty toners, including color and magnetic character recognition toners for numerous laser printers. Color Imaging, Inc.'s toners permit the printing of a wide range of user-selected colors and also the full process color printing of cyan, yellow, magenta and black. Magnetic character recognition toners enable the printing of magnetic characters which are required for the high-speed processing of checks and other financial documents. Color also supplies other consumable products used in electronic printing, and photocopying, including toner cartridges, cartridge components, photoreceptors and imaging drums.

     Color Imaging, Inc. has continually expanded its product line and manufacturing capabilities. This expansion has led to the creation of more than 130 different black text, color, magnetic character recognition and specialty toner formulations, including aftermarket toners and imaging products for printers and facsimile machines manufactured by Brother(TM), Canon(TM), Delphax(TM), Hewlett Packard(TM), IBM(TM), Lexmark(TM), Sharp(TM), Xerox(TM), Minolta(TM), Mita(TM), Panafax(TM), Pentax(TM), Pitney Bowes(TM), Epson(TM), Fuji-Xerox(TM), Toshiba(TM), Kyocera(TM), Okidata(TM), Panasonic(TM), and printing systems developed by Logical Imaging Solutions, Inc. Color Imaging, Inc. also manufacturers and or markets toners for use in Ricoh, Sharp(TM), Xerox(TM), Canon(TM), Lanier(TM) and Toshiba(TM) copiers. Color Imaging, Inc. also offers product enhancements, including imaging supplies that enable standard laser printers to print magnetic character recognition data. Color
Imaging, Inc. markets branded products directly to OEMs and its aftermarket products worldwide to distributors and remanufacturers of laser printer toner cartridges and to dealers and distributors of copier products.

LOGICAL  IMAGING SOLUTIONS, INC.

     Logical Imaging Solutions, Inc. designs, assembles and markets a complete printing system, SOLUTION2000, to commercial printers. When installed directly on an offset printing press, the SOLUTION2000 expands printing capabilities to include the printing of variable data and images, including bar codes, magnetic character recognition data and unlimited alphanumeric sequencing. These functions allow commercial printers to digitally process and print variable data at high speeds where previously they were able to only print fixed images from printing plates or cylinders installed on their offset printing presses. Since its founding in 1993, Logical Imaging Solutions, Inc.'s development efforts have focused on creating a high-speed digital variable data printing system for commercial printing applications that combines software, hardware and consumable products not only for black text for image printing but also in color. Logical Imaging Solutions, Inc. also offers a full line of consumable products, including toners, print cartridges and toner fusing assemblies. Our strategy is to continually build an installed base of printer systems that will generate a recurring demand for these consumable products.

     Logical Imaging Solutions, Inc. is developing the DigitalColorPress, a Solution series of printing systems incorporating color printing capabilities. Our first DigitalColorPress has been installed for beta testing at a customer site; however, test printing has been delayed, since, the customer has experienced delays in reconfiguring its press to test our DigitalColorPress with other equipment configurations. The DigitalColorPress can print variable data in color at rates exceeding 250 pages-per-minute. This is in contrast to other products which do not print directly on the press and print at speeds of approximately 85 pages per minute. We believe that this represents an attractive alternative for high-speed offset printing applications because it reduces steps and labor in the print process. We intend to market Logical Imaging Solutions, Inc.'s DigitalColorPress color printing system as an enhancement to existing Solution Series installations and as an upgrade for other printing systems.

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

     Carrying Value of Electron Beam Imaging Test Equipment. As of June 30, 2002 the net book value of our investment in electron beam imaging test equipment was approximately $1.34 million. We have estimated the useful life of this equipment to be ten years. The equipment is new technology and is used by us to support our selling, manufacturing and research and development activities in connection with Logical's DigitalColorPress. To date, however, we have not fully commercialized such products, and the future benefit that we would derive from this equipment is dependent upon our successfully commercializing this technology and our products remaining competitive for at least the length of time we have estimated its useful life. Should we not be successful in fully commercializing the related DigitalColorPress products or realizing the sufficient levels of sales from such products, these assets could become partially or fully impaired.

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

     Carrying Value of Toner Manufacturing Equipment. We are nearing the completion of the latest expansion of our toner manufacturing facility. We have some $7.5 million invested in certain of the equipment and leaseholds, with a carrying value of $6.7 million, in connection with toner manufacturing that have estimated lives of up to twenty years. Should competing technologies or offshore competitors cause our manufacturing technology to be non-competitive, the estimated life of these assets may need to be shortened and their carrying value could be materially affected.

OVERVIEW

     Net sales, for the three and six months that ended on June 30, 2002, were primarily generated from the sale of Color Imaging's black text, color and magnetic ink character recognition printer and copier toners and related consumable products, including toner cartridges and the re-filling of certain toner cartridges. Revenue is recognized from the sale of products when the goods are shipped to the customer. In the six months ended June 30, 2002, two distributors of imaging supplies accounted for approximately 56% and 14%, respectively, of net sales, with the latter being an OEM for which we private label. Sales to these customers consist primarily of analog copier products, and as a result are expected to decline over time unless these declining sales to these customers are offset by the sale of digital copier products. Further, by the end of the third quarter 2002 we will no longer be selling certain very low margin copier product purchased for resale to our largest customer. As a result, our sales will be less concentrated with our largest customer and our gross profit margins will improve. Our sales of this discontinued very low margin product are expected to be approximately $4 million of our total sales this year. We do not have a written or oral contract with these customers. All sales are made through purchase orders. Consistent with the purchase orders and forecasts provided to us by our two major customers that account for 70% of our business, we provide our major suppliers with purchase orders three months in advance and an additional rolling forecast for two months. We communicate regularly and meet at least twice annually with these customers and suppliers to assess developments in the industry and expected changes in the business to maintain an efficient supply chain. Net sales made outside of the United States increased to 36% of total sales for the six months ended June 30, 2002, compared to 18% for the six months ended June 30, 2001. This increase in international sales resulted primarily from the increase in sales to our two largest customers.

     Logical Imaging Solution's sales for printing systems and related software and consumable products for the three and six months that ended on June 30, 2002 represented 2.0 and 2.2 percent of our net revenues.

RECENT DEVELOPMENTS

     On June 10, 2002, the board of directors, to better focus executive management energies on each of our operating units, reaffirmed Director Michael
W. Brennan as Chairman and Chief Executive Officer of our subsidiary Logical Imaging Solutions, Inc., and elected Jui-Hung Wang Chairman of Color Imaging, Inc. Dr. Sueling Wang continues to serve as Vice-Chairman and President of Color Imaging, Inc. Mr. Brennan also resigned from the board of directors of Color Imaging effective September 10, 2002, to dedicate himself to the furthering of the business interests of Logical Imaging Solutions, including its possible reorganization as a standalone company separate and apart from Color Imaging. The board of directors and management realize that the difficulties surrounding the raising of significant equity capital from non-affiliates for Color Imaging in this market environment is such that a restructure of Logical Imaging Solutions is an option that must be considered. We have not, at this time, specifically allocated any of the proceeds of our pending offering filed with the Securities and Exchange Commission on Form SB-2 to the furthering of Logical Imaging Solutions' technology, since we are considering the restructuring of Logical Imaging Solutions. We are considering the restructuring of Logical Imaging Solutions in order to provide it with what we believe will be better opportunities to raise the substantial funding necessary to realize the significant potential of its technology, should it prove successful and absent a satisfactory manufacturing or OEM arrangement with another party for its further commercial development.

     Four of our directors, Messrs. Brennan, St. Amour, Langsam and Hollander expressed concern over the potential reorganization of Logical Imaging Solutions and the lack of the planned use of any proceeds from our offering pending the Securities and Exchange Commission on Form SB-2 for the further development of its technology, as they are of the opinion that Logical Imaging Solutions' business prospects demanded a greater investment. Recently, after informal discussion with Dr. Sueling Wang and Mr. Van Asperen, they submitted an informal proposal to acquire the capital stock of Logical Imaging Solutions in exchange for 1.6 million shares of Color Imaging. At present, the approximate net book value of Logical Imaging Solutions is $2.4 million, after the forgiveness of approximately $2.1 million of inter-company advances from Color Imaging to Logical Imaging Solutions. In addition to the 1.6 million shares to be exchanged for Logical Imaging Solutions shares, Color Imaging would receive warrants to purchase shares of common stock of Logical Imaging Solutions approximating up to 15% of total then outstanding shares of Logical Imaging Solutions. The proposal is under review, but has not yet been agreed to nor has it been submitted to the Board of Directors. If the proposal seems to be acceptable, it will be considered by a committee of disinterested directors, directors other than the aforementioned four, who may elect to hire an independent consultant to evaluate the fairness, from a financial point of view, of the proposal. There will also be several important conditions, such as a personal loan from Dr. Wang to Logical Imaging Solutions of $500,000 with the an initial advance of $100,000, secured by shares of Color Imaging stock owned by the purchasers of Logical Imaging Solutions, lender approval and possibly the receipt by Color Imaging of proceeds from this offering sufficient for Color Imaging to obtain its lender's approval of the proposed transaction. The loss that Color Imaging would incur as the result of discontinuing the Logical Imaging Solutions operations may be in excess of $500,000.

     The following table sets forth, for the periods indicated, selected information relating to Logical Imaging Solutions which information has been derived from Color Imaging's audited and unaudited consolidated statements of operations.

                                            Twelve Months Ended               Six Months Ended
                                                December 31,                      June 30,
                                   ---------------------------------------   -------------------
                                         2000                 2001                  2002
                                   -----------------    ------------------   -------------------

         Net Revenue                 $  723,063            $  551,399            $  356,497
         Operating  (Loss)             (306,341)             (267,220)             (254,466)
         Net (Loss)                  $ (245,829)           $ (204,154)           $ (163,082)

     On May 14, 2002, the U.S. Patent and Trademark Office issued Logical Imaging Solutions' patent for our print cartridge designed for digital printing using electron beam imaging technologies. Further, in addition to the previously announced beta-test installation of Logical Imaging Solutions' DigitalColorPress, we have additional systems undergoing significant engineering performance evaluations. Depending on the outcome of these evaluations, we may then more aggressively pursue the restructuring of Logical Imaging Solutions and its further capitalization, if necessary. As the result of the foregoing, we have temporarily suspended further relocation and consolidation of Logical Imaging Solutions' operations and research and development activities from Santa Ana, California to our headquarters in Norcross, Georgia.

     Color Imaging is currently testing recently installed toner manufacturing equipment to complete our factory expansion. This installation represents a $1.5 million investment on our part to not only increase our business, but to also improve quality, product consistency and to lower costs. We believe that upon the conclusion of this testing our capacity will have doubled, to allow for increased volumes of manufactured products, manufacturing efficiencies and competitiveness. Recently we placed orders for $100,000 of additional equipment to be installed before the end of this year to complete our first dedicated color toner manufacturing system, a system for which we have already invested some $300,000. In our offering filed with the Securities and Exchange Commission on Form SB-2, we made provision for $1.5 million of new capital equipment, most of which is planned for additional dedicated color toner manufacturing systems for "business color" printing and copying systems being introduced by OEMs. The remainder of the planned capital investment is to further improve our toner research, development and quality control programs.

     On July 8, 2002, Charles Allison was appointed Vice President, Technology, to increase executive management involvement in laser printer and copier product development, quality assurance and technical support. Mr. James Telsey was hired as Vice President, Sales & Marketing, to replace Mr. Allison in that position.

     During March 2002, we rescinded two transactions for the sale of our common stock and warrants to purchase additional shares of our common stock totaling 1,025,000 and 525,000, respectively. The purchasers paid the par value in cash for the shares issued to them, and the balance of the purchase price consisted of recourse promissory notes. The sale of 1,000,000 shares of our common stock and warrants to purchase an additional 500,000 shares of common stock was, per agreement, subject to our registering the securities for resale. However, the SEC staff took the position that these securities could not be registered for resale in this registration statement and the transaction was rescinded, the shares, warrant and promissory note were cancelled and we retained the $10,000 and accrued interest earned thereon in consideration of our expenses incurred in connection with the transaction. The second transaction for 25,000 shares of our common stock and warrants to purchase an additional 25,000 shares of our common stock was rescinded when the parties believed the promissory note would not be paid by the time this registration statement became effective. The shares, warrant and promissory note were cancelled and the cash consideration was refunded to the purchaser.

With the rescission of the two above-mentioned sales of our common stock totaling $2,050,000, we anticipate that we will need to raise additional funds from other sources to meet operating requirements and to fund other planned activities. We intend to meet our operating requirements from funds generated by operations and by borrowing from affiliates. Certain other planned activities are dependent upon either increased borrowings from our affiliates, borrowings from others or our raising funds through the sale of our securities. We will allow our directors, officers and affiliates to purchase up to $7 million of our shares of common stock in this offering.

RESULTS OF OPERATIONS

The following table sets forth certain information derived from the Company's unaudited interim consolidated statements of operations:


                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                     2002        2001             2002          2001
                                                               (PERCENTAGE OF NET SALES )

     Net sales                                       100          100              100          100
     Costs of sales                                  86           87               85            85
     Gross profit                                    14           13               15            15
     Administrative expenses                          5            5                6            6
     Research and development                         4            3                3            3
     Sales and marketing                              4            3                4            4
     Operating income (loss)                          1            2                2            2
     Interest expense                                 1            1                1            2
     Depreciation and amortization                    4            2                2            2
     Income before taxes                              0            1                1            0
     Provision for taxes                              0            0                0            0

     Net Income (loss)                                0            1                1            0


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET SALES. Our net sales were $8.1 million for both the three months ended June 30, 2002 and for the comparable period in 2001. Of the $8.1 million in net sales, $5.8 million were attributable to copier products of Color Imaging. The revenue increase from copier products to $5.8 million from 2001 to 2002 was $0.1 million, or 2%. Sales of our laser products for the three months ended June 30, 2002 were also comparable to the same period of 2001. We believe that sales of laser printing products will increase in future periods when we complete the testing of major manufacturing equipment recently installed. We further believe that when we place this new equipment in service we will not only increase our toner manufacturing capacity, but we will also, with increased production, increase manufacturing efficiencies and competitiveness and reduce cost of sales. Net sales made outside of the United States increased to 37% of total sales for the three months ended June 30, 2002, compared to 9% for the comparable period last year. This increase in international sales resulted primarily from the increase in sales to our two largest customers.

COST OF GOODS SOLD. Cost of goods sold was $7 million for both the three months ended June 30, 2002 and for the comparable period in 2001, for approximately the same net sales for the periods. Cost of goods sold as a percentage of net sales decreased by 1 percentage point from 87% for the three months ended June 30, 2001 to 86% for the three months ended June 30, 2002, primarily as the result of the effects of previous price increases on a few analog copier products.

GROSS PROFIT. As a result of the above factors, gross profit increased to $1.1 million in the three months ended June 30, 2002 from $1.0 million in the three months ended June 30, 2001. Gross profit as a percentage of net sales increased by 1 percentage point from 13% to 14% for the three months ended June 30, 2002, as compared to the corresponding period of the prior year. During 2002, with the elimination of certain very low margin copier products purchased for resale and the completion of the factory expansion, management believes that both the gross profit dollars and percentage will further improve over 2001.

OPERATING EXPENSES. Operating expenses increased $0.2 million or 22% to $1.1 million in the three months ended June 30, 2002 from $0.9 million in the three months ended June 30, 2001. General and administrative, selling and R&D expenses increased, as a percentage of net sales, to 13% in the three months ended June 30, 2002 from 11% in the three months ended June 30, 2001. General and administrative increased approximately 15%, or $59,000 to $447,000 for the three months ended June 30, 2002 from the comparable period in 2001, largely resulting from increased expenses for professional services. Selling expenses increased by $54,000, or 19%, in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Selling expenses increased primarily as a result of the increased salaries, commissions and promotion expenses. Research and development expenses increased by $106,000, or 57%, to $291,000 in the three months ended June 30, 2002. Research and development expenses as a percentage of net sales increased to 4% in the three months June 30, 2002, from 3% in the three months ended June 30, 2001, as well, with two-thirds of the increase having been directed to toner product development and the remainder toward furthering the development of our commercial printing technologies.

OPERATING INCOME. As a result of the above factors, operating income decreased by $142,000, to a profit of $33,000 in the three months ended June 30, 2002 from $175,000 in the three months ended June 30, 2001.

INTEREST AND FINANCE EXPENSE. Interest expense decreased by $22,000 in the three months ended June 30, 2002 from the three months ended June 30, 2001. The decrease was primarily the result of lower interest rates and secondarily the result of reduced interest bearing debt levels.

OTHER INCOME. Other income increased by $19,000 from income of $3,000 to income of $22,000 in the three months ended June 30, 2002 from the three months ended June 30, 2001.

INCOME TAXES. As the result of our loss in the three months ended June 30, 2002, we recorded an income tax credit of $16,000 for the period, while the income tax provisions were $20,000 for the three months ended June 30, 2001.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

NET SALES. Our net sales were $16.0 million for the six months ended June 30, 2002, an increase of $2.4 million or 18%, for the comparable period in 2001. Of the $16.0 million in net sales, $10.9 million were attributable to copier products of Color Imaging. The revenue increase from copier products to $10.9 million from 2001 to 2002 was $1 million, or 10%, primarily resulting from increased sales of copier products to our two largest customers. Sales of our laser products for the six months ended June 30, 2002 decreased some 35% compared to the same period of 2001, primarily as a result of fewer sales of bottle toner and kits, continuing the trend away from bottled toner to that sold in bulk. We believe that sales of laser printing products, in bulk, will increase in future periods when we complete the testing of major manufacturing equipment recently installed. We further believe that when we place this new equipment in service we will not only increase our toner manufacturing capacity, but we will also, with increased production, increase manufacturing efficiencies and competitiveness and reduce cost of sales. By the end of the third quarter 2002 we will no longer be selling certain very low margin product purchased for resale to our largest customer. As a result, our sales will be less concentrated with our largest customer and we expect that our gross profit margins will improve. Our sales of this discontinued very low margin product are expected to be approximately $4 million of our total sales this year. Net sales made outside of the United States increased to 36% of total sales for the six months ended June 30, 2002, compared to 18% for the comparable period last year. This increase in international sales resulted primarily from the increase in sales to our two largest customers.

COST OF GOODS SOLD. Cost of goods sold was $13.6 million for the six months ended June 30, 2002 and $11.6 million for the comparable period in 2001, an increase of $2 million or 17% for approximately the same increase in net sales for the period. Cost of goods sold as a percentage of net sales was 85% for the six month periods ended June 30, 2002 and 2001.

GROSS PROFIT. As a result of the above factors, gross profit increased to $2.4 million in the six months ended June 30, 2002 from $2.0 million in the six months ended June 30, 2001. Gross profit as a percentage of net sales remained at 15% for both six month periods. With the elimination of certain very low margin copier products purchased for resale and the completion of the factory expansion, management believes that both the gross profit dollars and percentage margin will further improve over 2001 by year end 2002.

OPERATING EXPENSES. Operating expenses increased $0.3 million or 18% to $2.1 million in the six months ended June 30, 2002 from $1.8 million in the six months ended June 30, 2001. As a percentage of net sales general and administrative, selling and R&D expenses, was 13% in the six months ended June 30, 2002 and 2001. General and administrative increased approximately 8%, or $64,000 to $908,000 for the six months ended June 30, 2002 from the comparable period in 2001, largely resulting from increased expenses for professional services. Selling expenses increased by $105,000, or 21%, in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Selling expenses increased primarily as the result of increased salaries, commissions and promotion expenses. Research and development expenses increased by $151,000, or 38%, to $553,000 in the six months ended June 30, 2002. As a percentage of net sales, research and development expenses were 3% in the six months ended June 30, 2002 and for the comparable period in 2001.

OPERATING INCOME. As a result of the above factors, operating income increased by $13,000, to a profit of $303,000 in the six months ended June 30, 2002 from $290,000 in the six months ended June 30, 2001.

INTEREST AND FINANCE EXPENSE. Interest expense decreased by $62,000 in the six months ended June 30, 2002 from the six months ended June 30, 2001. The decrease was primarily the result of lower interest rates and secondarily the result of reduced interest bearing debt levels.

OTHER INCOME. Other income increased by $18,000 from income of $11,000 to income of $29,000 in the six months ended June 30, 2002 from the six months ended June 30, 2001.

INCOME TAXES. As the result of our increased profit in the six months ended June 30, 2002, our provision for taxes increased from $18,000 in the six months ended June 30, 2001 to $64,000 for the period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, as well as December 31, 2001, our working capital was approximately $2.5 million and our current ratio was 1.34 to 1.

Cash flows used in operating activities were $78,000 in the six months ended June 30, 2002 compared to $142,000 provided by operations in the six months ended June 30, 2001. The cash flows used by operating activities in the six months ended June 30, 2002 increased primarily due to our carrying higher accounts receivable and our reducing payables and accrued liabilities during 2002. While accounts and other receivables increased by $1,122,000, reflecting our growth in net sales in the six months ended June 30, 2002, this use of cash flow was offset by a reduction of inventory for the same period of $1,179,000. We continue to improve our inventory turnover, and we expect to further reduce inventory and SKUs by the end of the year 2002.

Cash flows used in investing activities were $397,000 in the six months ended June 30, 2002, compared to $651,000 in the six months ended June 30, 2001. Most of the cash used in investing activities in the six months ended June 30, 2002, $328,000, was capital expenditures in connection with the completion of our factory expansion.

We have a $2.5 million revolving line of credit with our bank that had an outstanding balance as of June 30, 2002 of $1,272,000. At the end of each month, for the following month, we have an interest rate option of either the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50% or our bank's prime interest rate minus 0.25%. As of June 30, 2002, the interest rate was the one-month Libor rate of 1.84% plus 2.50% (4.34%). This revolving line of credit has a June 30, 2003 expiration date.

Under the line of credit, we are permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million and not to exceed 60 percent of the total outstanding). We have granted our bank a security interest in all of our assets as security for the repayment of the lines of credit.

The Bank agreement contains various covenants which the Company is required to maintain. As of June 30, 2002, the Company was in compliance with such covenants.

Cash flows provided by financing activities for the six months ended June 30, 2002 was $291,000, resulting primarily from the $500,000 loan we received from an officer, compared to $407,000 provided by financing activities for the comparable period of 2001. The cash flows provided by financing activities for the six months ended June 30, 2001 were derived from proceeds from the sale of our common stock.

Funds generated from operating activities and availability under credit facilities is expected to be insufficient to finance our plans to expand operating activities for the remainder of 2002. Having rescinded two transactions during March 2002 for the sale of our securities totaling $2,050,000, we anticipate that we will need to raise an additional $500,000 from other sources to fund these activities. To meet these requirements we intend to seek financing from our affiliates and/or engage in sales of our securities. We have received our bank's consent to borrow the needed funds from affiliates. We borrowed $500,000 during the first quarter 2002 from an officer to meet vendor commitments for products, and we expect to borrow from an affiliate between $300,000 to $500,000 in the third quarter 2002 for our operating and investing needs. Should we not obtain these additional funds, certain operational or investing activities would have to be reduced or curtailed entirely to meet our existing commitments, including a $250,000 principal payment due on our industrial development bond. We intend to fund these planned activities by either borrowing the additional funds from affiliates or selling our securities. There can be no assurance that additional financing will be available on favorable terms or that the proceeds from the sale of our securities will be available to meet these planned operating and financing activities. We believe that these operating and investing activities, if successfully completed, will increase revenues and operating margins.

FACTORS   THAT  MAY   AFFECT   FUTURE   RESULTS   AND   INFORMATION   CONCERNING
FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may", "will," "should" or "anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding our ability to borrow funds from financial institutions or affiliates, to engage in sales of our securities, our intention to repay certain borrowings from future sales of our securities, the ability to expand capacity by placing in service additional manufacturing equipment during 2002, the ability to commercialize our electron beam imaging technologies and products, our expected acquisition of business or technologies, our expectation that shipments to international customers will continue to account for a material portion of net sales, anticipated future revenues, sales, operations, demand, technology, products, business ventures, major customers, major suppliers, retention of key officers, management or employees, competition, capital expenditures, credit arrangements, the reorganization and/or recapitalization of Logical Imaging Solutions, our ability to increase our toner manufacturing capacity following completion of testing, and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon our business. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, those discussed in the sections titled "Color Imaging" and "Management's Discussion and Analysis" and the factors set forth below:

RISKS RELATED TO OUR BUSINESS:

We anticipate that we will need to raise additional capital or obtain funding to finance certain of our planned operating activities over the next twelve months.

Our failure to raise additional capital in the approximate amount of $500,000 may significantly limit our ability to finance certain planned operating activities over the next twelve months that we believe will generate additional revenues and reduce manufacturing costs. Specifically, we will need to borrow or raise additional funds to meet the additional planned operating and investing activities. We may not be able to obtain additional financing at commercially reasonable rates, or at all. Our failure to obtain additional funds would significantly limit or eliminate our ability to conduct the foregoing activities or we may have to curtail or eliminate other activities. We anticipate that we will seek additional funding through the public or private sales of our securities and/or through commercial or private financing arrangements, including borrowing from affiliates. Adequate funds may not be available when needed or on terms acceptable to us, or at all. In the event that we are not able to obtain additional funding on a timely basis, we may be required to limit any proposed operations, research and development or expansion.

Approximately 52% of our business depends on a supplier approved by one of our customers.

Some of our products incorporate technologies that are available from a particular supplier that has been approved by one of our customers. Approximately 52% of our sales for the six months ended June 30, 2002 were derived from products limited to a specific supplier. For the six months ended June 30, 2002, we purchased 55% of our raw materials, components and supplies from that same supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders. Should we be unable to obtain the necessary materials from this supplier, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

Our business depends on a limited number of customers.

In the six months ended June 30, 2002, two customers accounted for approximately 70% of our net sales. We do not have contracts with these customers and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of any of these customers, including through an acquisition or other business combination could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

Our success is dependent on our ability to successfully develop, or acquire from third parties, products that we can commercialize and that achieve market acceptance.

The challenges we face in implementing our business model include establishing market acceptance of existing products and services and successfully developing or acquiring new product lines that achieve market acceptance. We must successfully commercialize the products that are currently being developed, such as our DigitalColorPress, color and magnetic character recognition toner for new digital copiers and printers and continue to acquire from third parties parts, materials and finished product that can be integrated into finished products or sold as our products. While we have successfully developed toners in the past and are in the late stages of developing and testing several new toners and installing our first DigitalColorPress employing electron beam imaging technologies, we have not commercialized many of the toners that are under development or fully commercialized the manufacturing of the DigitalColorPress. While we have in the past acquired from third parties materials and products that we have been successful in selling, there can be no assurance that parts, materials or products for new products will be available or will achieve market acceptance. If we fail to successfully commercialize products we develop or acquire from third parties, or if these products fail to achieve market acceptance, our financial condition and results of operation would be seriously harmed.

Our success is dependent on our ability to utilize available manufacturing capacity.

From 1999 through 2000, we expanded our manufacturing capacity by acquiring new manufacturing equipment and moving to a larger location. We intend to continue to expand capacity by placing in service additional manufacturing equipment during 2002. To fully utilize these new additions to the factory, new formulations for toner have to be developed specifically for manufacture on this new equipment or orders for larger quantities of existing toners must be obtained. While we have been successful in developing formulas for new equipment in the past and increasing sales of many of our existing toner products, our continued success will be dependent on our ability to develop additional formulations or increase our sales from existing formulations and manufacture the toners with the new equipment to achieve a reduction in production costs. We cannot assure you that we will be successful in developing all of the formulations needed in the future or that we will be able to manufacture toner at a lower production cost on a regular basis or that such products will achieve market acceptance. If we are not successful in increasing the sales of our manufactured products, or if our existing sales from manufactured products declines, our business will be materially and adversely affected.

Our acquisition strategy may prove unsuccessful.

We intend to pursue acquisitions of businesses or technologies that management believes complement or expand the existing business. Acquisitions of this type involve a number of risks, including the possibility that the operations of any businesses that are acquired will be unprofitable or that management attention will be diverted from the day-to-day operation of the existing business. An unsuccessful acquisition could reduce profit margins or otherwise harm our financial condition, by, for example, impairing liquidity and causing non-compliance with lending institution's financial covenants. In addition, any acquisition could result in a dilutive issuance of equity securities, the incurrence of debt or the loss of key employees. Certain benefits of any acquisition may depend on the taking of one-time or recurring accounting charges that may be material. We cannot predict whether any acquisition undertaken by us will be successfully completed or, if one or more acquisitions are completed, whether the acquired assets will generate sufficient revenue to offset the associated costs or other adverse effects.

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

While we have two patents and we are preparing an application for a third, on the whole we do not rely on patents to protect our proprietary rights. We do rely on a combination of laws such as trade secrets and contractual restrictions such as confidentiality agreements to protect proprietary rights. Despite any precautions we have taken:

     o laws and contractual restrictions might not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies; and

     o policing unauthorized use of our products is difficult, expensive and time-consuming and we might not be able to determine the extent of this unauthorized use.

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

On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C. On October 7, 2001, the United States launched military attacks on Afghanistan. As a result of those terrorist acts and acts of war, there has been a disruption in general economic activity. The demand for printing products and services may decline as layoffs in the transportation and other industries affect the economy as a whole. There may be other consequences resulting from those acts of terrorism, and any others which may occur in the future, including civil disturbance, war, riot, epidemics, public demonstration, explosion, freight embargoes, governmental action, governmental delay, restraint or inaction, quarantine restrictions, unavailability of capital, equipment, personnel, which we may not be able to anticipate. These terrorist acts and acts of war may continue to cause a slowing of the economy, and in turn, reduce the demand of printing products and services, which would harm our ability to make a profit. We are unable to predict the long-term impact, if any, of these incidents or of any acts of war or terrorism in the United States or worldwide on the U.S. economy, on us or on the price of our common stock.

We depend on the efforts and abilities of certain officers and directors to continue our operations and generate revenues.

Our success depends to a significant extent on the continued services of senior management and other key personnel. While we do have employment, non-compete and confidentiality agreements with executive officers and certain other key individuals, employment agreements may be terminated by either party upon giving the required notice. The loss of the services of any of our executive officers or other key employees could harm our business. Our success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for qualified employees in the industries in which we operate is intense. If we fail to hire and retain a sufficient number of qualified employees, our business will be adversely affected.

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

We sell a significant amount of product to customers outside of the United States. International sales accounted for 36% of net sales in the six months ended June 30, 2002 and 18% in the six months ended June 30, 2001. We expect that shipments to international customers will continue to account for a material portion of net sales. Most products are priced in U.S. dollars, but because we do sell products in Europe denominated in Euros, fluctuations in the Euro could also cause our products there to become less affordable or less competitive or we may sell some products at a loss to otherwise maintain profitable business from a customer. Most of our products sold internationally are on open account, giving rise to the added costs of collection in the event of non-payment. Further, should a product shipped overseas be defective, Color Imaging would experience higher costs in connection with a product recall or return and replacement. We cannot assure you that these factors will not have a material adverse effect on our international sales and would, as the result, adversely impact our results of operation and financial condition.

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

There is significant competition in the toner, consumable imaging products and color printing systems industries in which we operate. In addition, the market for digital color printers and copiers and related consumable products is subject to rapid change and the OEM technologies are becoming increasingly difficult barriers to market entry. Many competitors, both OEMs and other after market firms, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These competitors may be able to devote substantially more resources to developing their business than we can. Our ability to compete depends upon a number of factors, including the success and timing of product introductions, marketing and distribution capabilities and the quality of our customer support. Some of these factors are beyond our control. In addition, competitive pressure to develop new products and technologies could cause our operating expenses to increase substantially.

Our products have short life cycles and are subject to frequent price reductions.

The markets in which we operate are characterized by rapidly evolving and increasingly difficult technologies, frequent new product introductions and significant price competition. Consequently, our products have short life cycles, and we must frequently reduce prices in response to product competition. Our financial condition and results of operations could be adversely affected if we are unable to manufacture new and competitive products in a timely manner. Our success depends on our ability to develop and manufacture technologically advanced products, price them competitively, and achieve cost reductions for existing products. Technological advances require sustained research and development efforts, which may be costly and could cause our operating expenses to increase substantially.

Our financial performance depends on our ability to successfully manage inventory levels, which is affected by factors beyond our control.

Our financial performance depends in part on our ability to manage inventory levels to support the needs of new and existing customers. Our ability to maintain appropriate inventory levels depends on factors beyond our control, including unforeseen increases or decreases in demand for our products and production and supply difficulties. Demand for our products can be affected by product introductions or price changes by competitors or by us, the life cycle of our products, or delays in the development or manufacturing of our products. Our operating results and ability to increase the market share of our products may be adversely affected if we are unable to address inventory issues on a timely basis.

RISKS RELATING TO OWNING OUR COMMON STOCK:

Our officers, directors and principal stockholders own approximately 58% of the outstanding shares of common stock and they and our affiliates will be allowed to purchase up to $7 million of our common stock in our offering pending with the SEC on Form SB-2, allowing these stockholders to control matters requiring approval of the stockholders.

As a result of such ownership our officers, directors, principal stockholders and affiliates, other investors will have limited control over matters requiring approval by the stockholders, including the election of directors. Such concentrated control may also make it difficult for the stockholders to receive a premium for their shares of our common stock in the event we enter into transactions that require stockholder approval. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire control of us.

Exercise of warrants and options will dilute existing stockholders and could decrease the market price of our common stock.

As of July 30, 2002, we had issued and outstanding 10,099,880 shares of common stock and outstanding warrants and options to purchase 2,416,312 additional shares of common stock. The existence of the remaining warrants and options may adversely affect the market price of our common stock and the terms under which we obtain additional equity capital.

Our ability to raise additional capital through the sale of our securities may be harmed by competing resales of our common stock by our stockholders.

The price of our common stock could fall if stockholders sell substantial amounts of our common stock. Such sales could make it more difficult for us to sell securities at the time and price we deem appropriate. To the extent stockholders, including the selling stockholders set forth in our Form SB-2, offer and sell their shares of common stock to investors for less than the price offered by us, our attempt to sell our securities may be adversely affected as a result of the concurrent offering by selling stockholders. Investors may negotiate prices lower than the price we are offering our shares of common stock with selling stockholders. Furthermore, potential investors may not be interested in purchasing shares of our common stock on any terms if stockholders sell substantial amounts of our common stock.

Effectiveness of our registration statement on Form SB-2 may result in the dilution of existing stockholders and could decrease the market price of our common stock.

Once our registration statement is declared effective, selling stockholders will be able to sell up to approximately 4 million shares of our common stock and we will be able to sell the equivalent of up to 7 million shares of our common stock. The sale of common stock covered by the registration statement by us or selling stockholders will dilute existing stockholders and may adversely affect the market price of our common stock.

Our common stock is listed on the Over-The-Counter Bulletin Board, which may make it more difficult for stockholders to sell their shares and may cause the market price of our common stock to decrease.

Because our common stock is listed on the Over-The-Counter (OTC) Bulletin Board, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media, if any, of us. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on NASDAQ or a national securities exchange, like the American Stock Exchange.

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

Our certificate of incorporation makes it possible for our Board of Directors to issue preferred stock with voting or other rights that could impede the success of any attempt to change control of us. Our certificate of incorporation and bylaws eliminate cumulative voting which may make it more difficult for a minority stockholder to gain a seat on our Board of Directors and to influence Board of Directors' decision regarding a takeover. Delaware Law prohibits a publicly held Delaware corporation from engaging in certain business combinations with certain persons, who acquire our securities with the intent of engaging in a business combination, unless the proposed transaction is approved in a prescribed manner. This provision has the effect of discouraging transactions not approved by our Board of Directors as required by the statute which may discourage third parties from attempting to acquire us or to acquire control of us even if the attempt would result in a premium over market price for the shares of common stock held by our stockholders.

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

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2 -CHANGES IN SECURITIES

None.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The Registrant held its Annual Meeting of Stockholders on June 10, 2002. The following proposals were adopted by the votes indicated.

(b) Ten directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2003. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:


          NAME                  VOTES FOR          % FOR          VOTES WITHHELD
          ----                  ---------          -----          --------------
    Michael W. Brennan         5,912,921            73.3            2,149,399
    Sueling Wang, Phd          8,052,838            99.9                9,482
    Morris E. Van Asperen      8,062,080            99.9                  240
    Charles R. Allison         8,062,080            99.9                  240
    Edwin C. St. Amour         8,062,080            99.9                  240
    Robert L. Langsam          8,062,080            99.9                  240
    Jui-Chi Wang               8,062,080            99.9                  240
    Jui-Hung Wang              8,062,080            99.9                  240
    Jui-Kung Wang              8,062,080            99.9                  240
    Victor A. Hollander        8,062,080            99.9                  240

(c) The selection of Lazar Levine & Felix, LLP as our independent accountants for the year ending December 31, 2002 was ratified by 8,062,080 votes for with 240 votes withheld.

(d) The stockholders, by a vote of 5,990,981 for and 1,147,124 votes withheld, approved the increase in the authorized shares of our common stock from 20,000,000 to 30,000,000.

ITEM 5. Other Information

None.

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


Exhibit No.                Description

2.1 Merger Agreement and Plan of Reorganization dated May 16, 2000, by and between Advatex Associates, Inc., Logical Imaging Solutions Acquisition Corp., Color Imaging Acquisition Corp., Logical Imaging Solutions, Inc., and Color Image,Inc. (incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000).
2.2 Amendment No. 1 to the Merger Agreement and Plan of Reorganization dated June 15, 2000 (incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000).
2.3 Amendment No. 2 to the Merger Agreement and Plan of Reorganization dated June 26, 2000 (incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000).
3.1         Certificate of  Incorporation  (incorporated by reference to Exhibit
            3.1 to the Registrant's Form SB-2 filed July 15, 2002).
3.2 Bylaws (incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2002).
4.1 Stock Purchase Agreement between the Company and Wall Street Consulting Corp. dated October 30, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant's Form SB-2 filed July 15, 2002).
4.2 Promissory Note of Wall Street Consulting Corp. dated October 30, 2001 (incorporated by reference to Exhibit 4.2 to the Registrant's Form SB-2 filed July 15, 2002).
4.3 Form of Warrant issued to Selling Stockholders (incorporated by reference to Exhibit 4.3 to the Registrant's Form SB-2 filed July 15, 2002).

Exhibit No.                Description

4.4 Loan and Security Agreement between Color Imaging and Southtrust Bank dated May 5, 2000 (incorporated by reference to Exhibit 4.4 to the Registrant's Form SB-2 filed July 15, 2002).
4.5 Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated August 30, 2000 (incorporated by reference to Exhibit 4.5 to the Registrant's Form SB-2 filed July 15, 2002).
4.6 Second Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated November 30, 2000 (incorporated by reference to Exhibit 4.6 to the Registrant's Form SB-2 filed July 15, 2002).
4.7 Third Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated June 30, 2001 (incorporated by reference to
            Exhibit 4.7 to the Registrant's Form SB-2 filed July 15, 2002).
4.8 Fourth Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated November 1, 2001 (incorporated by reference to
            Exhibit 4.8 to the Registrant's Form SB-2 filed July 15, 2002).
4.9 Fifth Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated December 31, 2001 (incorporated by reference to Exhibit 4.9 to the Registrant's Form SB-2 filed July 15, 2002).
4.10 Sixth Amendment of Loan Documents between Color Imaging and Southtrust Bank dated February 7, 2002 (incorporated by reference to
            Exhibit 4.10 to the Registrant's Form SB-2 filed July 15, 2002).
4.11 $500,000 Line of Credit Promissory Note issued to Southtrust Bank dated May 5, 2000 (incorporated by reference to Exhibit 4.11 to the Registrant's Form SB-2 filed July 15, 2002).
4.12 $500,000 Amended and Restated Line of Credit Promissory Note issued to Southtrust Bank dated August 30, 2000 (incorporated by reference to Exhibit 4.12 to the Registrant's Form SB-2 filed July 15, 2002).
4.13 $500,000 Revolving Note Modification Agreement dated November 30, 2000 (incorporated by reference to Exhibit 4.13 to the Registrant's Form SB-2 filed July 15, 2002).
4.14 $500,000 Second Revolving Note Modification Agreement dated July 5, 2001 (incorporated by reference to Exhibit 4.14 to the Registrant's Form SB-2 filed July 15, 2002).
4.15 $1,500,000 Revolving Note between Color Imaging and SouthTrust Bank dated June 24, 1999 (incorporated by reference to Exhibit 4.15 to the Registrant's Form SB-2 filed July 15, 2002).
4.16 $1,500,000 Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated May 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registrant's Form SB-2 filed July 15, 2002).
4.17 $1,500,000 Second Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated August 30, 2000 (incorporated by reference to Exhibit 4.17 to the Registrant's Form SB-2 filed July 15, 2002).
4.18 $1,500,000 Third Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated November 30, 2000 (incorporated by reference to Exhibit 4.18 to the Registrant's Form SB-2 filed July 15, 2002).
4.19 $1,500,000 Fourth Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated July 5, 2001 (incorporated by reference to Exhibit 4.19 to the Registrant's Form SB-2 filed July 15, 2002).
4.20 $2,500,000 Fifth Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated December 31, 2001 (incorporated by reference to Exhibit 4.20 to the Registrant's Form SB-2 filed July 15, 2002).
4.21 $1,752,000 Installment Note between Color Imaging and SouthTrust Bank dated June 24, 1999 (incorporated by reference to Exhibit 4.21 to the Registrant's Form SB-2 filed July 15, 2002).
4.22 $1,752,000 Term Loan Documents Modification Agreement between Color Imaging and SouthTrust Bank dated August 30, 2000 (incorporated by reference to Exhibit 4.22 to the Registrant's Form SB-2 filed July 15, 2002).
4.23 SouthTrust Bank waiver letter dated March 26, 2001 (incorporated by reference to Exhibit 4.23 to the Registrant's Form SB-2 filed July 15, 2002).
4.24 SouthTrust Bank waiver letter dated May 8, 2001 (incorporated by reference to Exhibit 4.24 to the Registrant's Form SB-2 filed July 15, 2002).
4.25 SouthTrust Bank waiver letter dated August 13, 2001 (incorporated by reference to Exhibit 4.25 to the Registrant's Form SB-2 filed July 15, 2002).
4.26 SouthTrust Bank waiver letter dated October 31, 2001 (incorporated by reference to Exhibit 4.26 to the Registrant's Form SB-2 filed July 15, 2002).
4.27 Development Authority of Gwinnett County, Georgia Industrial Development Trust Indenture dated June 1, 1999 (incorporated by reference to Exhibit 4.27 to the Registrant's Form SB-2 filed July 15, 2002).
4.28 Loan Agreement between the Company, Kings Brothers LLC and the Development Authority of Gwinnett County, Georgia dated June 1, 1999 (incorporated by reference to Exhibit 4.28 to the Registrant's Form SB-2 filed July 15, 2002).
4.29 Joint Debtor Agreement dated June 28, 2000 by and among Color Image, Inc., Kings Brothers, LLC, Dr. Sueling Wang, Jui-Chi Wang, Jui-Kung Wang, and Jui-Hung Wang (incorporated by reference to Exhibit 4.29 to the Registrant's Form SB-2 filed July 15, 2002).
4.30 First Amendment to Joint Debtor Agreement dated January 1, 2001 by and among Color Imaging, Kings Brothers, LLC, Dr. Sueling Wang, Jui-Chi Wang, Jui-Kung Wang, and Jui-Hung Wang (incorporated by reference to Exhibit 4.30 to the Registrant's Form SB-2 filed July 15, 2002).
4.31 Master Security Agreement between Color Imaging and General Electric Capital Corporation dated November 30, 2000 (incorporated by reference to Exhibit 4.31 to the Registrant's Form SB-2 filed July 15, 2002).
4.32 Promissory Note issued to General Electric Capital Corporation dated November 30, 2000 (incorporated by reference to Exhibit 4.32 to the Registrant's Form SB-2 filed July 15, 2002).
4.33 $200,000 Promissory Note between Color Imaging and Kings Brothers LLC dated November 19, 2001 (incorporated by reference to Exhibit
            4.33 to the Registrant's Form SB-2 filed July 15, 2002).
4.34 $500,000 Promissory Note between Color Imaging and Sueling Wang dated March 14, 2002 (incorporated by reference to Exhibit 4.34 to the Registrant's Form SB-2 filed July 15, 2002).
4.35 $240,000 Promissory Note between Color Imaging and Kings Brothers LLC dated July 6, 2000 (incorporated by reference to Exhibit 4.35 to the Registrant's Form SB-2 filed July 15, 2002).
4.36 $50,000 Promissory Note between the Company and Daniel Wang dated October 23, 1998 (incorporated by reference to Exhibit 4.36 to the Registrant's Form SB-2 filed July 15, 2002).
4.37 $112,000 Promissory Note between Color Imaging and Daniel Wang dated October 16, 1998 (incorporated by reference to Exhibit 4.37 to the Registrant's Form SB-2 filed July 15, 2002).
4.38 $90,000 Promissory Note between Color Imaging and Michael Wang dated June 4, 1999 (incorporated by reference to Exhibit 4.38 to the Registrant's Form SB-2 filed July 15, 2002).

Exhibit No.                Description

4.39 $150,000 Promissory Note between Color Imaging and AccuRec LLC dated February 3, 2000 (incorporated by reference to Exhibit 4.39 to the Registrant's Form SB-2 filed July 15, 2002).
4.40 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated March 7, 2000 (incorporated by reference to Exhibit 4.40 to the Registrant's Form SB-2 filed July 15, 2002).
4.41 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated April 10, 2000 (incorporated by reference to Exhibit 4.41 to the Registrant's Form SB-2 filed July 15, 2002).
4.42 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated May 2, 2000 (incorporated by reference to Exhibit 4.42 to the Registrant's Form SB-2 filed July 15, 2002).
4.43 $500,000 Promissory Note between Color Imaging and AccuRec LLC dated July 5, 2000 (incorporated by reference to Exhibit 4.43 to the Registrant's Form SB-2 filed July 15, 2002).
4.44 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated September 14, 2000 (incorporated by reference to Exhibit 4.44 to the Registrant's Form SB-2 filed July 15, 2002).
4.45 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated October 4, 2000 (incorporated by reference to Exhibit 4.45 to the Registrant's Form SB-2 filed July 15, 2002).
4.46 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated November 3, 2000 (incorporated by reference to Exhibit 4.46 to the Registrant's Form SB-2 filed July 15, 2002).
4.47 Seventh Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated June 28, 2002 (incorporated by reference to
            Exhibit 4.47 to the Registrant's Form SB-2 filed July 15, 2002).
4.48 $2,500,000 Sixth Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank (incorporated by reference to Exhibit
            4.48 to the Registrant's Form SB-2 filed July 15, 2002).
10.1 Employment Agreement between Color Imaging and Michael W. Brennan dated June 28, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant's Form SB-2 filed July 15, 2002).
10.2 Employment Agreement between Color Imaging and Dr. Sueling Wang dated June 28, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant's Form SB-2 filed July 15, 2002).
10.3 Employment Agreement between the Company and Morris E. Van Asperen dated June 28, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant's Form SB-2 filed July 15, 2002).
10.4 Employment Agreement between Color Imaging and Charles R. Allison dated June 30, 2000 (incorporated by reference to Exhibit 10.4 to the Registrant's Form SB-2 filed July 15, 2002).
10.5 Lease Agreement between Color Imaging and Kings Brothers LLC dated April 1, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant's Form SB-2 filed July 15, 2002).
10.6 Amendment No. 1 to Lease Agreement between the Company and Kings Brothers LLC dated April 1, 1999 (incorporated by reference to
            Exhibit 10.6 to the Registrant's Form SB-2 filed July 15, 2002).
10.7* Letter of Amendment to Employment Agreement between Color Imaging and Michael W. Brennan dated June 10, 2002.
99.1 Report of Grant Thornton LLP for the Company's fiscal year ended December 31, 1999 (incorporated by reference to Exhibit 99.1 to the Registrant's Form SB-2 filed July 15, 2002).
99.2 Rescission Agreement between Joe Daley & Sons, Inc. and Color Imaging dated March 20, 2002 (incorporated by reference to Exhibit
            99.2 to the Registrant's Form SB-2 filed July 15, 2002).
99.3 Rescission Agreement between Wall Street Consulting Corp. and the Company dated March 19, 2002 (incorporated by reference to Exhibit
            99.3 to the Registrant's Form SB-2 filed July 15, 2002).

______________
*  Filed herewith.

(b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COLOR IMAGING, INC.


                                       /S/ SUELING WANG
                                       ------------------------------------
August 6, 2002                         Sueling Wang, PhD
                                       President (principal executive officer)



                                       /S/ MORRIS E. VAN ASPEREN
                                       ------------------------------------
                                       Morris E. Van Asperen
                                       Executive Vice President and
                                       Chief Financial Officer



1498349