Form 10QSB
period 2002-09-30
COLOR IMAGING INC
filed 2002-11-04
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

                         Commission File Number: 0-18450

              ----------------------------------------------------
                               COLOR IMAGING, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       13-3453420
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4350 PEACHTREE INDUSTRIAL BOULEVARD, SUITE 100
             NORCROSS, GEORGIA                                         30071
----------------------------------------------                       --------
(Address of principal executive offices)                            (Zip code)


                        (770) 840-1090 FAX (770) 242-3494
                        ---------------------------------
              (Registrant's telephone number, including area code)


                  As of October 30, 2002, there were 8,437,965
                      shares of Common Stock outstanding.

                               COLOR IMAGING, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                      INDEX



PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets at September 30, 2002
          (Unaudited) and December 31, 2001(Audited)..........................1
          Condensed Statements of Operations (Unaudited)
          for the Three and Nine Months ended September 30, 2002 and 2001.....2
          Condensed Statements of Cash Flows (Unaudited)
          for the Nine Months ended September 30, 2002 and 2001...............3
          Notes to Interim Unaudited Condensed Financial
          Statements .........................................................4

Item 2.   Management's Discussion and Analysis or Plan of Operation ..........7
Item 3.   Controls and Procedures ...........................................20

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings .................................................20
Item 2.   Changes in Securities..............................................20
Item 3.   Defaults Upon Senior Securities....................................21
Item 4.   Submission of Matters to a Vote of Security Holders................21
Item 5.   Other information .................................................21
Item 6.   Exhibits and Reports on Form 8-K...................................26
Signatures...................................................................29
Certifications...............................................................30

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS

                               COLOR IMAGING, INC.
                            CONDENSED BALANCE SHEETS
                                                                 30-Sept-02       31-Dec-01
                                                                (Unaudited)       (Audited)
                                                                ------------     ------------
                          ASSETS
CURRENT ASSETS
    Cash                                                        $    113,539     $    393,981
    Accounts receivable, net                                       2,863,728        2,894,003
    Inventory                                                      5,296,787        5,604,975
    Deferred income taxes                                             23,508          190,509
    Related party portion of IDR bond                                 83,160           79,596
    Other current assets                                             276,188          335,621
    Net assets of discontinued subsidiary                                 --        2,264,117
                                                                ------------     ------------
          TOTAL CURRENT ASSETS                                     8,656,910       11,762,802
                                                                ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                7,143,967        7,013,070
                                                                ------------     ------------
OTHER ASSETS
    Related party portion of IDR bond                                735,340          818,500
    Other assets                                                     306,361          222,131
                                                                ------------     ------------
          TOTAL OTHER ASSETS                                       1,041,701        1,040,631
                                                                ------------     ------------
                                                                $ 16,842,578     $ 19,816,503
                                                                ============     ============
          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Revolving credit lines                                      $  1,092,281     $  1,462,416
    Accounts payable                                               4,205,351        4,841,414
    Current portion of notes payable                                 358,653          340,232
    Current portion of bonds payable                                 350,000          335,000
    Notes payable - related parties                                  279,203               --
    Other current liabilities                                        472,186          432,043
                                                                ------------     ------------
           TOTAL CURRENT LIABILITIES                               6,757,674        7,411,105
                                                                ------------     ------------
LONG TERM LIABILITIES
    Notes payable                                                  1,082,521        1,352,893
    Bonds payable                                                  3,095,000        3,445,000
    Notes payable - related parties                                  720,797               --
                                                                ------------     ------------
          LONG TERM LIABILITIES                                    4,898,318        4,797,893
                                                                ------------     ------------
           TOTAL LIABILITIES                                      11,655,992       12,208,998
                                                                ------------     ------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, authorized 20,000,000
     shares; 8,437,965 and 10,099,175 shares issued and
     outstanding on September 30, 2002 and
     December 31, 2001, respectively                                  84,380          100,992
   Additional paid-in capital                                      7,205,908        9,873,939
   Stock subscription receivable                                          --         (149,000)
   Retained earnings (accumulated deficit)                        (2,103,702)      (2,218,426)
                                                                ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY                               5,186,586        7,607,505
                                                                ------------     ------------
                                                                $ 16,842,578     $ 19,816,503
                                                                ============     ============

                             See accompanying notes


                               COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                  THREE MONTH PERIODS ENDED    NINE MONTH PERIODS ENDED
                                   30-Sept-02   30-Sept-01     30-Sept-02    30-Sept-01
                                  ------------  -----------   ------------  ------------

SALES                             $ 6,654,366   $ 9,711,931   $22,285,989   $23,056,235

C0ST OF SALES                       5,460,287     8,417,173    18,776,922    19,778,728
                                  ------------  ------------  ------------  ------------
GROSS PROFIT                        1,194,079     1,294,758     3,509,067     3,277,507
                                  ------------  ------------  ------------  ------------

OPERATING EXPENSES

    Administrative                    304,491       372,061       999,106     1,114,161

    Research & development            237,553       195,695       688,660       552,408

    Sales & marketing                 351,568       375,485       963,645       882,878
                                  ------------  ------------  ------------  ------------
                                      893,612       943,241     2,651,411     2,549,447
                                  ------------  ------------  ------------  ------------

INCOME FROM OPERATIONS                300,467       351,517       857,656       728,060
                                  ------------  ------------  ------------  ------------

OTHER INCOME  (EXPENSE)

    Other income                       (9,434)       15,230        19,771        26,216

    Financing expenses                (84,820)      (90,152)     (250,640)     (311,065)

    Non-recurring moving expense           --            --            --        (9,570)
                                  ------------  ------------  ------------  ------------
                                      (94,254)      (74,922)     (230,869)     (294,419)
                                  ------------  ------------  ------------  ------------

INCOME BEFORE TAXES                   206,213       276,595       626,787       433,641

PROVISION FOR INCOME TAXES             89,488        94,436       250,738       142,246
                                  ------------  ------------  ------------  ------------
NET INCOME FROM
CONTINUING OPERATIONS                 116,725       182,159       376,049       291,395

DISCONTINUED OPERATIONS (Note 2)
    (Loss) from operations of
       subsidiary disposed of -
       net of income taxes            (98,244)      (36,320)     (261,326)     (106,056)
                                  ------------  ------------  ------------  ------------

NET INCOME                        $    18,481   $   145,839   $   114,723    $  185,339
                                  ============  ============  ============  ============

     INCOME (LOSS)
     PER COMMON SHARE - BASIC
        Continuing operations     $       .01   $       .02   $       .04   $      .04
        Discontinued operations   $      (.01)  $       .00   $      (.03)  $     (.02)
                                  ------------  ------------  ------------  ------------
                                  $        --   $       .02   $       .01   $      .02
                                  ============  ============  ============  ============
      INCOME (LOSS)
      PER COMMON SHARE - DILUTED
        Continuing operations     $       .01   $       .02   $       .04   $      .04
        Discontinued operations   $      (.01)  $       .00   $      (.03)  $     (.02)
                                  ------------  ------------  ------------  ------------
                                  $        --   $       .02   $       .01   $      .02
                                  ============  ============  ============  ============
      WEIGHTED AVERAGE
      SHARES OUTSTANDING
        Basic                      10,122,283     8,070,136    10,107,156     7,774,391
        Assumed conversion                 --       203,281            --       166,205
                                  ------------  ------------  ------------  ------------
                                   10,122,283     8,273,417    10,107,156     7,940,596
                                  ============  ============  ============  ============

                             See accompanying notes


                               COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                              2002           2001
                                                       -------------  -------------

Cash flows from operating activities:
  Net income from continuing operations                $    376,049   $    291,395
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                         396,252        434,783
      Deferred income taxes                                 167,001        136,144
      Allowance for doubtful accounts                         3,603             --
  Decrease (increase) in:
        Accounts receivable and other receivables            26,672       (161,292)
        Inventories                                         308,188     (1,472,673)
        Prepaid expenses and other assets                   (24,797)       (33,732)
        Due from related party - IDR bond                    79,596         76,032
  Increase (decrease) in:
        Accounts payable and accrued liabilities           (595,922)     1,090,175
                                                       -------------  -------------
        Net cash provided by
               continuing operations                        736,642        360,832

   Net cash flows of discontinued operations               (676,202)      (216,815)
                                                       -------------  -------------
        Net cash provided by
               operating activities                          60,440        144,017
                                                       -------------  -------------

Cash flows (used in) investing activities:
     Capital expenditures                                  (527,149)      (188,610)
     Other assets                                                --       (125,449)
                                                       -------------  -------------
        Net cash (used in)
             investing activities                          (527,149)      (314,059)
                                                       -------------  -------------
Cash flows from financing activities:
  Net (payments) under line of credit                      (370,135)      (166,806)
  Net proceeds from sale of common stock                    143,351      1,156,877
  Net proceeds from related party borrowings              1,000,000             --
  Principal payments of long-term debt                     (586,949)      (539,353)
                                                       -------------  -------------
         Net cash provided by
             financing activities                           186,267        450,718
                                                       -------------  -------------
         Net (decrease) increase in cash                   (280,442)       280,676

Cash at beginning of year                                   393,981        338,463
                                                       -------------  -------------
Cash at end of period                                   $   113,539    $   619,139
                                                       =============  =============

                             See accompanying notes

                               COLOR IMAGING, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE 2. DISCONTINUED OPERATIONS

On September 30, 2002, the Company completed a share exchange agreement with Digital Color Print, Inc. and four of its former directors, whereby the Company received 1.7 million shares of its common stock in exchange for all of the shares of the common stock of its subsidiary, Logical Imaging Solutions, Inc. Based upon guidance provided by APB 29 in connection with accounting for nonmonetary transactions, the fair value of the 1.7 million shares of common stock received was approximately $2,678,993; the fair value (approximating the net book value) of Logical Imaging Solutions, Inc. plus the transaction costs incurred.

Following is summary financial information for the Company's discontinued Logical Imaging Solutions, Inc. subsidiary:

                                                           For the Three Months Ended             For the Nine Months Ended
                                                                  September 30,                         September 30,
                                                             2002                2001               2002                2001
                                                      -----------------    ----------------   -----------------    ----------------
(Loss) from discontinued operations:
   Before income taxes                                    $(146,244)         $ (51,030)          $(406,570)            $(150,266)
   Income tax provision (benefit)                           (48,000)           (14,710)           (145,244)              (44,210)
                                                      -----------------    ----------------   -----------------    ----------------
Net (loss) from discontinued operations                   $( 98,244)         $ (36,320)          $(261,326)            $(106,056)
                                                      =================    ================   =================    ================

Pursuant to the share exchange agreement, the Company also received a warrant to purchase approximately 15% of the then outstanding common stock of Digital Color Print, Inc. or Logical Imaging Solutions, Inc. The warrant has not been assigned any value, since it is not cashless, increases from $1.50 to $2.25 and then to $3.25 per share each year over three years, expires after three years, is not registered for resale and has no current market.

NOTE 3. COMMON STOCK

On September 30, 2002, the Company completed a share exchange agreement with Digital Color Print, Inc. (see note 2 above), whereby the Company received 1.7 million shares of the Company's common stock in exchange for all of the shares of the common stock of Logical Imaging Solutions, Inc. As of September 30, 2002, the 1.7 million shares of the Company's common stock were cancelled and retired.

From January 1, 2002 to September 30, 2002, one holder of the Company's warrants exercised 1,750 warrants on a cashless basis and was issued 705 shares of the Company's common stock. During March 2002, the Company rescinded one transaction entered into during 2001 for the sale of 25,000 shares of common stock and warrants to purchase 25,000 shares of the common stock of the Company. This transaction was retroactively reflected in the financial statements as of December 31, 2001. As of March 2002, all notes receivable from sales of Company securities have been fully paid by the investors.

During August 2002 the Company issued 38,085 shares of its common stock to warrant holders who exercised, on a cashless basis, 157,116 warrants that were issued to them in exchange for their warrants to purchase the common stock of Logical Imaging Solutions, Inc. at the time of the merger in June 2000. On September 15, 2002, warrants to purchase 12,939 shares of the Company's common stock issued in exchange for warrants to purchase the common stock of Logical Imaging Solutions, Inc. at the time of the merger in June 2000, expired.

On July 8, 2002, the Company granted options to purchase 100,000 shares of the Company's common stock to James Telsey, vice president, sales and marketing, at an exercise price of $2.00 with options to purchase 25,000 shares of the Company's common stock vesting on the grant date and the remainder vesting equally upon the next three anniversaries of the grant date. The grant of the options was approved by the board of directors of the Company at its annual meeting on June 10, 2002.

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


NOTE 4. INVENTORIES

Inventories of continuing operations consisted of the following components as of September 30, 2002 and December 31, 2001:

                                 September 30, 2002           December 31, 2001
                                 ------------------           -----------------
        Raw materials              $     1,269,306             $       723,480
        Work-in-process                  1,430,084                     967,982
        Finished goods                   2,775,608                   3,987,343
        Obsolescence allowance            (178,211)                    (73,830)
                                  -----------------           -----------------
            Total                  $     5,296,787             $     5,604,975
                                  =================           =================


NOTE 5. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $2.5 million revolving line of credit, as amended, with an outstanding balance as of September 30, 2002 of $1,092,281. At the end of each month for the following month, the Company has the interest rate option of either the one month Libor interest rate in effect two business days before the first day of the month plus 2.50% or the Bank's prime interest rate minus 0.25%. As of September 30, 2002, the interest rate was the one-month Libor rate of 1.82% plus 2.50% (4.32%). This revolving line of credit has a June 30, 2003 expiration date.

Under the line of credit, the Company is permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million and not to exceed 60 percent of the total outstanding). The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit. The Bank agreement contains various covenants which the Company is required to maintain, and as of September 30, 2002, the Company was in compliance with these covenant requirements.


NOTE 6. SIGNIFICANT CUSTOMERS

In the nine month period ended September 30, 2002, two customers accounted for 51% and 19%, respectively, of net sales. The Company does not have a written or oral contract with these customers. All sales are made through purchase orders. Accounts receivable from these customers at September 30, 2002, were $933,129 and $292,176, respectively.


NOTE 7. SIGNIFICANT SUPPLIERS

In the nine months ended September 30, 2002, the Company purchased 47% of its raw materials, components and supplies from one supplier in connection with sales to its largest customers. At September 30, 2002, the accounts payable to this supplier was $1,585,258.

NOTE 8. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region from continuing operations for the nine-month periods ended September 30 are as follows:

                                         2002         2001
                                     -----------  -----------
Sales to Unaffiliated Customers:
United States                        $13,294,061  $17,832,052
Europe                                 4,500,420    3,750,509
Asia                                     986,666      523,174
All Other                              3,504,842      950,500
                                     -----------  -----------
Total                                $22,285,989  $23,056,235
                                     ===========  ===========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussions should be read in conjunction with our consolidated condensed financial statements and the related notes thereto.

BACKGROUND

On June 28, 2000, Color Imaging, Inc., formerly known as Advatex Associates, Inc. merged with Logical Imaging Solutions, Inc. and Color Image, Inc. and Logical Imaging Solutions and Color Image became wholly-owned subsidiaries of Advatex. We previously accounted for the merger as a pooling-of-interests and have since revised the accounting treatment for the merger to the purchase method. The financial information contained in this report is in conformity with the purchase method of accounting, and the historical financial statements are those of Logical Imaging Solutions. The assets, liabilities and operating results of Color Image are only included in the consolidated financial statements of Color Imaging from the date of acquisition, June 28, 2000, or for only the last six months of the year ended December 31, 2000 and for the full year ended December 31, 2001. On December 31, 2000, Color Image was merged with and into Color Imaging.

On September 30, 2002, we completed a share exchange agreement with Digital Color Print, Inc., whereby we received 1.7 million shares of our common stock in exchange for all of the common stock of our wholly owned subsidiary, Logical Imaging Solutions, Inc. In addition, we received warrants to purchase up to 15% of the common stock of Digital Color Print or Logical Imaging Solutions, expiring in three years. As the result of our disposing of Logical Imaging Solutions, Inc. we no longer offer printing systems to commercial printers nor the support services and consumables related thereto.

Pro forma condensed financial statements, balance sheet and statement of operations, eliminating the discontinued operations of Logical Imaging Solutions, Inc., derived from the audited consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 are included in
Item 5, Other Information, later herein.

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

OVERVIEW

Net sales are primarily generated from the sale of our black text, color and magnetic character recognition toners. We do not have a written or oral contract with our customers, and all sales are made through purchase orders. Consistent with the purchase orders and forecasts provided to us by our major customers, we provide our major suppliers with purchase orders three months in advance and an additional rolling forecast for two months. We communicate regularly and meet at least twice annually with our major customers and suppliers to assess developments in the industry and changes in the business expected from our customers to maintain an efficient supply chain. In April 2001, we changed our purchasing arrangement with our largest supplier to FOB origination from FOB destination, and we adjusted our pricing to reflect the change to costs.

Net sales, for the three and nine months that ended on September 30, 2002, were primarily generated from the sale of our black text, color and magnetic ink character recognition printer and copier toners. Revenue is recognized from the sale of products when the goods are shipped to the customer. In the nine months ended September 30, 2002, two distributors of imaging supplies accounted for approximately 51% and 19%, respectively, of net sales, with the latter being an OEM for which we private label. Sales to these customers consist primarily of analog copier products, and as a result are expected to decline over time unless these declining sales to these customers are offset by the sale of digital copier products. As of September 30, 2002, we no longer sell certain very low margin copier products purchased for resale to our largest customer. As a result, our sales will be less concentrated with our largest customer and our gross profit margins are expected to improve. Our sales of this discontinued very low margin product are expected to be approximately $4 million of our total sales this year. During the fourth quarter of 2002, as the result of our largest customer having lost business from one of its major customers that has been using our product, we expect sales to our largest customer to further decline. Sales to our largest customer during 2003 are expected to be about one-half of the amount sold to them during 2002, or down some $8 million. We do not have a written or oral contract with this customer. Our inventory for the discontinued product has been sold, and inventory in connection with the other products no longer sold by our largest customer to one its customers is still being sold to our largest customer for sale to others. All sales are made through purchase orders, and for sales related to copier products we endeavor to have only small quantities on hand or on order that exceed that required to fill confirmed purchase orders. Consistent with the purchase orders and forecasts provided to us by our two major customers that account for 70% of our business, we provide our major suppliers with purchase orders three months in advance and an additional rolling forecast for two months. We communicate regularly and meet at least twice annually with these customers and suppliers to assess developments in the industry and expected changes in the business to maintain an efficient supply chain. Net sales made outside of the United States increased to $8,992,000, or 40% of total sales for the nine months ended September 30, 2002, compared to $5,224,000, or 23% for the nine months ended September 30, 2001. This 72% increase in international sales resulted primarily from the increase in sales to our two largest customers. However, as a result of our no longer selling the abovementioned copier products to our largest customer, both our domestic and our international sales are expected to decrease in the fourth quarter of 2002 and for all of 2003, while our gross margin is expected to be higher throughout 2003 when compared to 2002.

ACCOUNTING PRINCIPLES

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

Allowances for doubtful accounts are maintained based on estimated bad debts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Lower of Cost or Market for Inventory. Our inventories are recorded at the lower of standard cost or market. As with any manufacturer or wholesaler, economic conditions, cyclical customer demand, product introductions or pricing changes of our competitors and changes in purchasing or distribution can affect the carrying value of inventory. As circumstances warrant, we record lower of cost or market inventory adjustments. In some instances these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns, estimated fair value and, in the case of toner products, whether or not they can be reformulated and manufactured into other products, and record any adjustment if estimated fair value is below cost. Through periodic review of each of our inventory categories and by offering markdown or closeout pricing, we regularly take steps to sell off slower moving inventory to eliminate or lessen the effect of any lower of cost or market adjustment. If assumptions about future demand or actual market conditions are less favorable than those projected by management, write-downs of inventory could be required.

Carrying Value of Toner Manufacturing Equipment. We are nearing the completion of the latest expansion of our toner manufacturing facility. We have approximately $7.7 million invested in the equipment and leaseholds, with a carrying value of $6.6 million, in connection with toner manufacturing that have estimated lives of up to twenty years. Should competing technologies or offshore competitors cause our manufacturing technology to be non-competitive, the estimated life of these assets may need to be shortened and their carrying value could be materially affected.

Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all of our significant obligations have been satisfied.

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

RECENT DEVELOPMENTS

On June 10, 2002, the board of directors, to better focus executive management energies on each of our operating units, reaffirmed Director Michael W. Brennan as Chairman and Chief Executive Officer of our subsidiary Logical Imaging Solutions, Inc., and elected Jui-Hung Wang Chairman of Color Imaging, Inc. Dr. Sueling Wang continues to serve as Vice-Chairman and President of Color Imaging, Inc. Mr. Brennan also resigned from the board of directors of Color Imaging effective September 10, 2002, to dedicate himself to the furthering of the business interests of Logical Imaging Solutions, including its reorganization as a standalone company separate and apart from Color Imaging. The board of directors and management realized that the difficulties surrounding the raising of significant equity capital from non-affiliates for Color Imaging in this market environment is such that a restructure of Logical Imaging Solutions had to be considered. We did not, at that time, specifically allocate any of the proceeds of our pending offering filed with the Securities and Exchange Commission on Form SB-2 to the furthering of Logical Imaging Solutions' technology, since we were considering the restructuring of Logical Imaging Solutions.

Four of our directors, Messrs. Brennan, St. Amour, Langsam and Hollander expressed concern over the potential restructure or reorganization of Logical Imaging Solutions and the lack of the planned use of any proceeds from our offering pending the Securities and Exchange Commission on Form SB-2 for the further development of its technology, as they are of the opinion that Logical Imaging Solutions' business prospects demanded a greater investment. After informal discussion with Dr. Sueling Wang and Mr. Van Asperen this past July, they submitted an informal proposal whereby a new company, Digital Color Print, Inc., would acquire the capital stock of Logical Imaging Solutions in exchange for 1.6 million of our shares and warrants to purchase shares of the common stock of Logical Imaging Solutions and or Digital Color Print approximating up to 15% of its then outstanding shares.

On August 23, 2002, the Board of Directors, by unanimous written consent, authorized our entering into a definitive share exchange arrangement and appointed a committee of disinterested directors, Mr. Van Asperen and Mr. Allison, to conduct due diligence as appropriate and to engage, at their option, an independent consultant to evaluate the fairness, from a financial point of view, of the transaction. There were also several important conditions, such as the consent of our bank and the release of the bank's security interest in the assets of Logical Imaging Solutions, a recommendation by the committee of disinterested directors with an opinion of an independent financial consultant of the fairness from a financial point of view of the transaction, if obtained, and the approval to close the transaction of not only a majority of the board of directors but also of a majority of the disinterested members of board of directors. On September 11, 2002, we signed the share exchange agreement. On September 20, 2002, the share exchange agreement was amended and the number of shares of our common stock to be exchanged for the capital stock of Logical Imaging Solutions was increased from 1.6 million to 1.7 million and a requirement was added that Logical Imaging Solutions was to have at least $100,000 on hand at closing. In addition, the amendment to the share exchange agreement also provided that Mr. Brennan's employment agreement was to be terminated upon the closing of the transaction and his severance formerly payable through June 10, 2003 will be terminated as of March 10, 2003. After having met all of the conditions, the divestiture of Logical Imaging Solutions and the share exchange was completed on September 30, 2002. Effective upon the closing, Messrs. St. Amour, Langsam and Hollander resigned as directors of Color Imaging. Mr. Brennan had previously resigned as a director of Color Imaging effective September 10, 2002.

Now that the share exchange transaction has closed, Digital Color Print intends to offer to exchange shares of its common stock for shares of common stock held by our stockholders who are, per a press release of Digital Color Print, holders of record as of October 1, 2003. We are not sponsoring, encouraging, or responsible for the proposed offering by Digital Color Print. Conditions of the share exchange agreement include that Digital Color Print shall be solely responsible for such offering, including compliance with all applicable laws, and it shall not accept the tender of more than an aggregate of 2,600,000 shares, inclusive of the 1,700,000 of our common shares that it exchanged with us for all of the common stock of Logical Imaging Solutions. Further, neither Logical Imaging Solutions nor Digital Color Print shall take any action in connection with their offering that could have the effect of reducing the number of our stockholders below 325. As of September 9, 2002, we had 344 holders of record of our common stock.

Based upon guidance provided by APB 29 in connection with accounting for nonmonetary transactions, the 1,700,000 million shares of our common stock exchanged for all of the shares of common stock of Logical Imaging Solutions was valued at approximately $2.68 million: the fair value (approximating the net book value) of Logical Imaging Solutions plus the transaction costs incurred. The warrants that we received for approximately 15% of Logical Imaging Solutions, or Digital Color Print, have not been assigned any value, since they are not cashless, increase from $1.50 to $2.25 and then to $3.25 per share each year over three years, expire after three years, are not registered for resale and have no current market.

As the result of the foregoing, Logical Imaging Solutions' operations and research and development activities will remain in Santa Ana, California and are not being consolidated with ours at our headquarters in Norcross, Georgia.

Color Imaging has completed the testing of recently installed toner manufacturing equipment to complete our most recent factory expansion to again double our capacity. This installation represents approximately a $1.44 million investment to not only increase our business, but to also improve quality, product consistency and to lower costs. Recently we placed orders for $100,000 of additional equipment to be installed before the end of this year to complete our first dedicated color toner manufacturing system, a system for which we have already invested some $300,000. In our offering filed with the Securities and Exchange Commission on Form SB-2, we made provision for $1.5 million of new capital equipment, most of which is planned for additional dedicated color toner manufacturing systems for "business color" printing and copying systems being introduced by OEMs. The remainder of the planned capital investment is to further improve our toner research, development and quality control programs.

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

With the rescission of the two above-mentioned sales of our common stock totaling $2,050,000, we anticipate that we will need to raise additional funds from other sources to fund other planned investing and financing activities. We intend to meet our operating requirements from funds generated by operations, funds available under our line of credit agreement and funds we have borrowed from affiliates. The other planned activities are dependent upon our raising funds through the sale of our securities. We will allow our directors, officers and affiliates to purchase up to $7 million of our shares of common stock in our offering pending with the Securities and Exchange Commission on Form SB-2.

RESULTS OF OPERATIONS

The following table sets forth certain information derived from the Company's unaudited interim statements of operations:

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPT 30,                        SEPT 30,
                                                              2002            2001           2002            2001
                                                             -----           -----          -----            -----
                                                                           (PERCENTAGE OF NET SALES)

        Net sales                                             100             100            100              100
        Cost of sales                                          82              87             84               86
        Gross profit                                           18              13             16               14
        Administrative expenses                                 5               4              4                5
        Research and development                                4               2              3                2
        Sales and marketing                                     5               4              4                4
        Operating income                                        4               4              4                3
        Interest expense                                        1               1              1                1
        Depreciation and amortization                           1               1              2                2
        Income before taxes                                     3               3              2                2
        Provision for income taxes                              1               1              1                1

        Income from continuing operations                       2               2              2                1

        Loss  from  discontinued   operations,   net  of
        income taxes                                           (2)              0             (1)               0

        Net income                                              0               2              1                1

RESULTS OF DISCONTINUED OPERATIONS

The following table sets forth, for the periods indicated, selected information relating to the discontinued operations of Logical Imaging Solutions that has been derived from our audited and unaudited consolidated statements of operations.

                                      Twelve Months Ended               Nine Months Ended
                                          December 31,                     September 30,
                             ---------------------------------------   -------------------
                                   2000                 2001                  2002
                             -----------------    ------------------   -------------------

     Net revenue               $  723,063            $  551,399            $  464,628
     Operating (loss)            (350,999)             (267,220)             (406,570)
                             -----------------    ------------------   -------------------
     Net (loss)                $ (271,799)           $ (204,154)           $ (261,326)
                             =================    ==================   ===================

Pro forma condensed financial statements, balance sheet and statement of operations, eliminating the discontinued operations of Logical Imaging Solutions, Inc., derived from the audited consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 are included in
Item 5, Other Information, later herein.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES. Our net sales decreased by $3 million, or 31%, to $6.7 million for the three months ended September 30, 2002, from $9.7 million for the three months ended September 30, 2001. Net sales made in the United States were $3.5 million, a decreased of $4 million, or 54%, from $7.5 million made in the comparable period in 2001. Net sales made outside of the United States increased by $1 million, or 45%, for the quarter compared to the same quarter of 2001. The decrease in net sales for the quarter compared to that of a year ago resulted from reduced domestic demand for all of our products, while the increase in sales made outside of the United States was primarily the result of increased sales to our two largest customers. Of the $6.7 million in net sales, $4.9 million, or 73%, were attributable to our copier products, the same percentage as that of the comparable period in 2001. The revenue decrease from copier products from 2001 to 2002 was 32%, while the decrease for the comparable period experienced by laser products was 30%. Sales of our laser products for the three months ended September 30, 2002 were $1.8 million compared to $2.6 million for the same period of 2001. We believe that sales of both our copier and our laser printing products will decrease in the quarter ending December 31, 2002, as the result of less domestic demand and the reduced sales being made to our largest customers.

COST OF GOODS SOLD. Cost of goods sold decreased by $2.9 million, or 35%, to $5.5 million from $8.4 million for the three months ended September 30, 2002 and for the comparable period in 2001, primarily as the result of the decrease in net sales. Cost of goods sold as a percentage of net sales decreased by 5 percentage points from 87% for the three months ended September 30, 2001 to 82% for the three months ended September 30, 2002, primarily as the result of reduced sales derived from certain very loan margin products previously sold to our largest customer that have been discontinued, a larger percentage of sales being derived from sales of products with higher gross margins and the effects of previous price increases on a few analog copier products. Having recently placed more efficient manufacturing equipment in service, we expect our cost of goods sold to further decrease as a percentage of net sales.

GROSS PROFIT. As a result of the above factors, gross profit decreased to $1.2 million in the three months ended September 30, 2002 from $1.3 million in the three months ended September 30, 2001, or only $100,000, while net sales for the same period decreased by $3 million. Gross profit as a percentage of net sales increased by 5 percentage points from 13% to 18% for the three months ended September 30, 2002, as compared to the corresponding period of the prior year. The increase in the percentage of gross profit resulted primarily from reduced sales derived from certain very loan margin products previously sold to our largest customer that have been discontinued, a larger percentage of sales being derived from sales of products with higher gross margins and the effects of previous price increases on a few analog copier products. Having recently placed more efficient manufacturing equipment in service, we expect our gross profit to further increase as a percentage of net sales.

OPERATING EXPENSES. Operating expenses decreased $49,000, or 5%, to $894,000 in the three months ended September 30, 2002 from $943,000 in the three months ended September 30, 2001. General and administrative, selling and R&D expenses increased, as a percentage of net sales, to 14% in the three months ended September 30, 2002 from 10% in the three months ended September 30, 2001 as the result of the decrease in net sales for the quarter. General and administrative expenses decreased approximately 18%, or $68,000 to $304,000 for the three months ended September 30, 2002 from the comparable period in 2001, largely resulting from reduced payroll, other taxes, travel and professional investor relations expenses. Selling expenses decreased by $24,000, or 6%, in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Selling expenses decreased primarily as a result of decreased conference and promotional expenses and fewer bad debts. Research and development expenses increased by $42,000, or 21%, to $238,000 in the three months ended September 30, 2002, primarily as the result of increased expenditures overall to develop new black text and color toner digital copier and laser products. We expect to continue to increase research and development expenditures in an effort to develop and bring to market more new products before our competition, while also reformulating certain product formulas to manufacture a greater percentage of our products on our more efficient production equipment.

OPERATING INCOME. As a result of the above factors, primarily the 31% decrease in net sales, operating income decreased by $51,000, or 15%, to a profit of $300,000 in the three months ended September 30, 2002 from $351,000 in the three months ended September 30, 2001.

INTEREST AND FINANCE EXPENSE. Interest expense decreased by $5,000 in the three months ended September 30, 2002 from the three months ended September 30, 2001. The decrease was primarily the result of reduced interest bearing debt levels.

OTHER INCOME. Other income increased by $24,000 from income of $15,000 to a cost of $9,000 in the three months ended September 30, 2002 from the three months ended September 30, 2001, primarily as the result of Euro exchange losses.

INCOME TAXES. As the result of our profit from continuing operations in the three months ended September 30, 2002, we recorded an income tax provision of $89,000 for the period, while the income tax provisions were $94,000 for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES. Our net sales decreased by $0.8 million, or 3%, to $22.3 million for the nine months ended September 30, 2002, from $23.1 million for the nine months ended September 30, 2001. Net sales made in the United States were $13.3 million, a decreased of $4.5 million, or 25%, from $17.8 million made in the comparable period in 2001. Net sales made outside of the United States increased by $3.7 million, or 70%, to $9.0 million for the nine months ended September 30,

2002 compared to same nine months of 2001. The decrease in net sales for the nine months ended September 30, 2002, compared to that of a year ago resulted from reduced domestic demand for all of our products, while the increase in sales made outside of the United States was primarily the result of increased sales to our two largest customers. Of the $22.3 million in net sales, $15.8 million, or 71%, were attributable to our copier products. Of the $23.1 million in net sales for the nine months ended September 30, 2001, 69% were derived from copier products. The revenue decrease from copier and laser products from 2001 to 2002 was 1% and 10%, respectively. The greater decrease in laser products result primarily from reduced demand in the United States, where most of these products are sold. We believe that sales of both our copier and our laser printing products will decrease in the quarter ending December 31, 2002, as the result of less domestic demand and the reduced sales being made to our largest customers.

COST OF GOODS SOLD. Cost of goods sold decreased by $1 million, or 5%, to $18.8 million from $19.8 million for the nine months ended September 30, 2002 and for the comparable period in 2001. Cost of goods sold as a percentage of net sales decreased by 2 percentage points from 86% for the nine months ended September 30, 2001 to 84% for the nine months ended September 30, 2002, primarily as the result of reduced sales derived from certain very low margin products previously sold to our largest customer that have been discontinued, a larger percentage of sales being derived from sales of products with higher gross margins and the effects of previous price increases on a few analog copier products. Having recently placed more efficient manufacturing equipment in service, we expect our cost of goods sold to further decrease as a percentage of net sales.

GROSS PROFIT. As a result of the above factors, gross profit increased to $3.5 million in the nine months ended September 30, 2002 from $3.3 million in the nine months ended September 30, 2001, or $200,000 and 7%, while net sales for the same period decreased by $800,000, or 3%. Gross profit as a percentage of net sales increased by 2 percentage points from 14% to 16% for the nine months ended September 30, 2002, as compared to the corresponding period of the prior year. The increase in the percentage of gross profit resulted primarily from reduced sales derived from certain very loan margin products previously sold to our largest customer that have been discontinued, a larger percentage of sales being derived from sales of products with higher gross margins and the effects of previous price increases on a few analog copier products. Having recently placed more efficient manufacturing equipment in service, we expect our gross profit to further increase as a percentage of net sales.

OPERATING EXPENSES. Operating expenses increased $100,000 or 4% to $2.7 million in the nine months ended September 30, 2002 from $2.6 million in the nine months ended September 30, 2001. As a percentage of net sales general and administrative, selling and R&D expenses, was 11% for the nine months ended September 30, 2002 and 2001. The increase in operating expenses as a percentage of net sales was largely the result of the decrease in net sales for the nine months ended September 30, 2002. General and administrative expenses decreased approximately 9%, or $100,000 to $1,000,000 for the nine months ended September 30, 2002 from the comparable period in 2001, largely resulting from decreased payroll and consulting expenses. Selling expenses increased by $81,000, or 10%, in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Selling expenses increased primarily as the result of increased commissions and advertising expenses. Research and development expenses increased by $137,000, or 25%, to $689,000 in the nine months ended September 30, 2002, primarily as the result of increased expenditures overall to develop new black text and color toner digital copier and laser products. We expect to continue to increase research and development expenditures in an effort to develop and bring to market more new products before our competition, while also reformulating certain product formulas to manufacture a greater percentage of our products on our more efficient production equipment.

OPERATING INCOME. As a result of the above factors, operating income increased by $130,000, to a profit of $858,000 in the nine months ended September 30, 2002 from $728,000 in the nine months ended September 30, 2001.

INTEREST AND FINANCE EXPENSE. Interest expense decreased by $60,000 in the nine months ended September 30, 2002 from the nine months ended September 30, 2001. The decrease was primarily the result of reduced interest bearing debt levels.

OTHER INCOME. Other income decreased by $6,000 from income of $26,000 to income of $20,000 in the nine months ended September 30, 2002 from the nine months ended September 30, 2001.

INCOME TAXES. As the result of our increased profit from continuing operations for the nine months ended September 30, 2002, our provision for taxes increased from $124,000 in the nine months ended September 30, 2001 to $251,000 for the period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, and December 31, 2001, our working capital and current ratio was approximately $1.9 million and $2.1 million and 1.28 to 1 and 1.28 to 1, respectively.

Cash flows provided by continuing operating activities were $737,000 in the nine months ended September 30, 2002 compared to $361,000 provided by continuing operations in the nine months ended September 30, 2001. The cash flows used by continuing operating activities in the nine months ended September 30, 2002 increased primarily due to higher net income and the reduction made to inventories. We continue to reduces SKUs, and we expect to further reduce SKUs and inventories further during 2003.

Cash flows used in investing activities were $527,000 in the nine months ended September 30, 2002, compared to $314,000 in the nine months ended September 30, 2001. The increase in cash used in investing activities in the nine months ended September 30, 2002, was entirely attributable to increase capital expenditures in connection with our most recent factory expansion.

We have a $2.5 million revolving line of credit with our bank that had an outstanding balance as of September 30, 2002 of $1,092,000. At the end of each month, for the following month, we have an interest rate option of either the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50% or our bank's prime interest rate minus 0.25%. As of September 30, 2002, the interest rate was the one-month Libor rate of 1.84% plus 2.50% (4.34%). This revolving line of credit has a June 30, 2003 expiration date. Under the line of credit, we are permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million and not to exceed 60 percent of the total outstanding). We have granted our bank a security interest in all of our assets as security for the repayment of the lines of credit.

The Bank agreement contains various covenants which the Company is required to maintain, and as of September 30, 2002, the Company was in compliance with these covenant requirements.

Cash flows provided by financing activities for the six months ended September 30, 2002 was $186,000, resulting primarily from the $1,000,000 in loans we received from three directors, compared to $451,000 provided by financing activities for the comparable period of 2001. The cash flows provided by financing activities for the nine months ended September 30, 2001 were derived primarily from proceeds from the sale of our common stock.

Funds generated from operating activities and availability under credit facilities is expected to be insufficient to finance certain of our planned investing and financing plans for 2003. We anticipate that we will need to raise an additional $2 million from other sources to payoff $1.4 million of institutional debt and to acquire $600,000 of production and research and development equipment. To meet the $2 million in planned financing and investing requirements we intend to engage in sales of our securities and or obtaining institutional financing. Should we not obtain these additional funds, these financing and investing activities would have to be reduced or curtailed entirely to meet our existing commitments. There can be no assurance that proceeds from the sale of our securities or institutional borrowings will be available to meet these planned financing and investing activities. We believe that these planned investing and financing activities, if successfully completed, will increase revenues and operating margins and reduce interest expense.

FACTORS   THAT  MAY   AFFECT   FUTURE   RESULTS   AND   INFORMATION   CONCERNING
FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may", "will," "should" or "anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding our ability to borrow funds from financial institutions or affiliates, to engage in sales of our securities, our intention to repay certain borrowings from future sales of our securities or cash flow, the ability to expand capacity by placing in service additional manufacturing equipment during 2002 and 2003, our expected acquisition of business or technologies, our expectation that shipments to international customers will continue to account for a material portion of net sales, anticipated future revenues, sales, operations, demand, technology, products, business ventures, major customers, major suppliers, retention of key officers, management or employees, competition, capital expenditures, credit arrangements and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon our business. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements, including without limitation, those discussed in the sections titled "Color Imaging" and "Management's Discussion and Analysis" and the factors set forth below:

RISKS RELATED TO OUR BUSINESS:

Our business depends on a limited number of customers.

In the nine months ended September 30, 2002, two customers accounted for approximately 70% of our net sales. We do not have contracts with these customers and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of either of these customers, including through an acquisition, other business combination or the loss by them of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers or substantial portions of our business with one or more of our major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

Approximately 51% of our business depends on a supplier approved by one of our customers.

Some of our products incorporate technologies that are available from a particular supplier that has been approved by one of our customers. Approximately 51% of our sales for the nine months ended September 30, 2002 were derived from products limited to a specific supplier. For the nine months ended September 30, 2002, we purchased 47% of our raw materials, components and supplies from that same supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders. Should we be unable to obtain the necessary materials from this supplier, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

Our success is dependent on our ability to utilize available manufacturing capacity.

From 1999 through 2000, we expanded our manufacturing capacity by acquiring new manufacturing equipment and moving to a larger location. We intend to continue to expand capacity by placing in service additional manufacturing equipment during 2002 and 2003. To fully utilize these new additions to the factory, new formulations for toner have to be developed specifically for manufacture on this new equipment or orders for larger quantities of existing toners must be obtained. While we have been successful in developing formulas for new equipment in the past and increasing sales of many of our existing toner products, our continued success will be dependent on our ability to develop additional formulations or increase our sales from existing formulations and manufacture the toners with the new equipment to achieve a reduction in production costs. We cannot assure you that we will be successful in developing all of the formulations needed in the future or that we will be able to manufacture toner at a lower production cost on a regular basis or that such products will achieve market acceptance. If we are not successful in increasing the sales of our manufactured products, or if our existing sales from manufactured products declines, our business will be materially and adversely affected.

Our success is dependent on our ability to successfully develop, or acquire from third parties, products that we can commercialize and that achieve market acceptance.

The challenges we face in implementing our business model include establishing market acceptance of existing products and services and successfully developing or acquiring new product lines that achieve market acceptance. We must successfully commercialize the products that are currently being developed, such as our color and magnetic character recognition toner for printers and black text and color toners for new digital copiers and continue to acquire from third parties parts, materials and finished product that can be integrated into finished products or sold as our products. While we have successfully developed toners in the past and are in the late stages of developing and testing several new toners, we have not commercialized many of the toners that are under development. While we have in the past acquired from third parties materials and products that we have been successful in selling, there can be no assurance that parts, materials or products for new products will be available or will achieve market acceptance. If we fail to successfully commercialize products we develop or acquire from third parties, or if these products fail to achieve market acceptance, our financial condition and results of operation would be seriously harmed.

We anticipate that we will need to raise additional capital or obtain funding to finance certain of our planned financing and investing activities over the next twelve months.

Our failure to raise additional capital in the approximate amount of $2,000,000 may significantly limit our ability to prepay some of our debt and finance certain planned investing activities over the next twelve months that we believe will improve quality, generate additional revenues and reduce manufacturing and operating costs. Specifically, we plan to raise additional funds to prepay approximately $1,400,000 of debt and are considering the acquisition of an additional planned $600,000 of capital equipment for use in research and development, quality assurance and the manufacturing of our toner products. We may not be able to raise the additional funds, and our failure to obtain additional funds would significantly limit or eliminate our ability to conduct the foregoing activities. We anticipate that we will seek additional funding through the public or private sales of our securities and/or through commercial or private financing arrangements, including borrowing from affiliates. Adequate funds may not be available when needed or on terms acceptable to us, or at all. In the event that we are not able to obtain additional funding on a timely basis, we may be required to limit any proposed debt prepayment, quality improvements, operational efficiencies, research and development or expansion.

Our success depends on our ability to develop or acquire intellectual property rights.

Our success depends in part on our ability to develop proprietary toner formulas and manufacturing processes, obtain copyrights and trademarks, maintain trade secret protection and operate without infringing the proprietary rights of others. Current or future claims of intellectual property infringement could prevent us from obtaining technology of others and could otherwise adversely affect our operating results, cash flows, financial position or business, as could expenses incurred enforcing intellectual property rights against others or defending against claims that our products infringe the intellectual property rights of others.

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

Our intellectual property protection is limited.

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

We sell a significant amount of product to customers outside of the United States. International sales accounted for 40% of net sales in the nine months ended September 30, 2002 and 23% in the nine months ended September 30, 2001. We expect that shipments to international customers will continue to account for a material portion of net sales. Most products are priced in U.S. dollars, but because we do sell products in Europe denominated in Euros, fluctuations in the Euro could also cause our products there to become less affordable or less competitive or we may sell some products at a loss to otherwise maintain profitable business from a customer. Most of our products sold internationally, those sold to our larger international customers, are on open account, giving rise to the added costs of collection in the event of non-payment. Further, should a product shipped overseas be defective, Color Imaging would experience higher costs in connection with a product recall or return and replacement. We cannot assure you that these factors will not have a material adverse effect on our international sales and would, as the result, adversely impact our results of operation and financial condition.

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

There is significant competition in the toner and consumable imaging products industry in which we operate. In addition, the market for digital color printers and copiers and related consumable products is subject to rapid change and the OEM technologies are becoming increasingly difficult barriers to market entry. Many competitors, both OEMs and other after market firms, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These competitors may be able to devote substantially more resources to developing their business than we can. Our ability to compete depends upon a number of factors, including the success and timing of product introductions, marketing and distribution capabilities and the quality of our customer support. Some of these factors are beyond our control. In addition, competitive pressure to develop new products and technologies could cause our operating expenses to increase substantially.

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

RISKS RELATING TO OWNING OUR COMMON STOCK:

Our officers and directors own approximately 45.3% of the outstanding shares of common stock and they and other affiliates will be allowed to purchase up to $7 million of our common stock in our offering pending with the SEC on Form SB-2, allowing these stockholders to control matters requiring approval of the stockholders.

As a result of such ownership, and potential increased ownership, our officers, directors and principal stockholders, other investors will have limited control over matters requiring approval by the stockholders, including the election of directors. Such concentrated control may also make it difficult for the stockholders to receive a premium for their shares of our common stock in the event we enter into transactions that require stockholder approval. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire control of us.

Exercise of warrants and options will dilute existing stockholders and could decrease the market price of our common stock.

As of October 1, 2002, we had issued and outstanding 8,437,965 shares of common stock and outstanding warrants and options to purchase 2,231,257 additional shares of common stock. The existence of the remaining warrants and options may adversely affect the market price of our common stock and the terms under which we obtain additional equity capital.

Our ability to raise additional capital through the sale of our securities may be harmed by competing resales of our common stock by our stockholders.

The price of our common stock could fall if stockholders sell substantial amounts of our common stock. Such sales could make it more difficult for us to sell securities at the time and price we deem appropriate. To the extent stockholders, including the selling stockholders, offer and sell their shares of common stock to investors for less than the price offered by us, our attempt to sell our securities may be adversely affected as a result of the concurrent offering by selling stockholders. Investors may negotiate prices lower than the price we are offering our shares of common stock with selling stockholders. Furthermore, potential investors may not be interested in purchasing shares of our common stock on any terms if stockholders sell substantial amounts of our common stock.

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

Digital Color Print, Inc.'s intended tender offer to exchange its shares for up to 2.6 million of our common shares could result in as much as 900,000 of our shares being sold in the market and may adversely affect the market price of our common stock.

The intended tender offer to exchange Digital Color Print, Inc.'s shares for up to 2.6 million of our common shares will result in Digital Color Print having up to 900,000 shares of our common stock that it could sell to fund its and Logical Imaging Solutions' operations and technology development activities. The sale of our common stock by Digital Color Print may adversely affect the market price of our common stock.

Our common stock is listed on the Over-The-Counter (OTC) Bulletin Board, which may make it more difficult for stockholders to sell their shares and may cause the market price of our common stock to decrease.

Because our common stock is listed on the OTC Bulletin Board, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media, if any, of us. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on NASDAQ or a national securities exchange, like the American Stock Exchange.

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

ITEM 3. Controls and Procedures

     a) On October 16, 2002, our President and principal executive officer and Chief Financial Officer participated in a meeting during which there was an evaluation of our disclosure controls and procedures. Based on such evaluation, they believe such controls and procedures are effective.

     b) Our President and principal executive officer and Chief Financial Officer are involved in ongoing evaluations of internal controls. On October 17th and 30th, 2002, in anticipation of the filing of this Form 10-QSB, they (1) reviewed the evaluation of our internal controls prepared by the Company and reviewed by our independent auditors in connection with their audit of our fiscal year ended December 31, 2001, and (2) and reviewed the evaluation of our internal controls prepared by the Company in preparation for the audit to be conducted by our independent auditors of our fiscal year ended December 31, 2002. Our President and principal executive officer and Chief Financial Officer have determined, based on such reviews, that, since the date of the auditor's evaluation, there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls subsequent to such evaluation.

PART II

ITEM 1. Legal Proceedings

None.

ITEM 2. Changes in Securities

On September 30, 2002, we completed a share exchange arrangement with Digital Color Print, Inc., whereby we received 1.7 million shares of our common stock in exchange for all of the shares of the common stock of Logical Imaging Solutions, Inc. The 1.7 million shares of our common stock so received were cancelled and retired as of September 30, 2002.

During August 2002, warrant holders who were issued warrants to purchase our common stock in exchange for their warrants to purchase the common stock of our subsidiary Logical Imaging Solutions, Inc. at the time of our merger in June 2000 exercised, on a cashless basis, warrants to purchase 157,116 shares of our common stock and were issued 38,085 shares of our common stock. The issuance of the shares upon exercise of the previously issued warrants was exempt from registration provisions of the Act pursuant to Section 4(2) thereof.

On July 8, 2002, we granted options to purchase 100,000 shares of our common stock to James Telsey, vice president, sales and marketing, at an exercise price of $2.00 with options to purchase 25,000 shares of our common stock vesting on the grant date and the remainder vesting equally upon the next three anniversaries of the grant date. The grant of the options were approved by the board of directors at its annual meeting on June 10, 2002.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

Pro Forma Financial Information.

On September 30, 2002, we completed a share exchange agreement with Digital Color Print, Inc., whereby we received 1.7 million shares of our common stock in exchange for all of the shares of the common stock of our subsidiary, Logical Imaging Solutions, Inc. The financial statements for the quarter ending September 30, 2002, herein, reflect the divestiture of Logical Imaging Solutions, Inc. Pro forma financial statements, balance sheet and statement of operations, eliminating the discontinued operations of Logical Imaging Solutions, Inc., derived from the audited financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 are included hereafter:


                                                          COLOR IMAGING, INC.
                                                  PRO FORMA CONDENSED BALANCE SHEETS
                                                           DECEMBER 31, 2001
                                                              (Unaudited)

                                                                CONSOLIDATED,                      PRO FORMA
                                                                AS PREVIOUSLY    DISCONTINUED      CONTINUING
                                                                   REPORTED       OPERATIONS       OPERATIONS
                                                                -------------    ------------     ------------
                         ASSETS
CURRENT ASSETS
    Cash                                                        $    395,327     $      1,346     $    393,981
    Accounts receivable, net                                       3,030,995          136,992        2,894,003
    Inventory                                                      6,056,042          451,067        5,604,975
    Deferred income taxes                                            277,239           86,730          190,509
    Related party portion of IDR bond                                 79,596               --           79,596
    Other current assets                                             339,141            3,520          335,621
                                                                ------------     ------------     ------------
          TOTAL CURRENT ASSETS                                    10,178,340          679,655        9,498,685
                                                                ------------     ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                8,438,826        1,425,756        7,013,070
                                                                ------------     ------------     ------------
OTHER ASSETS
    Patent/intellectual property                                       5,000            5,000               --
    Deferred income taxes                                            312,000          312,000               --
    Related party portion of IDR bond                                818,500               --          818,500
    Other assets                                                     225,204            3,073          222,131
                                                                ------------     ------------     ------------
          TOTAL OTHER ASSETS                                       1,360,704          320,073        1,040,631
                                                                ------------     ------------     ------------
           TOTAL ASSETS                                         $ 19,977,870     $  2,425,484     $ 17,552,386
                                                                ============     ============     ============
          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Revolving credit lines                                      $  1,462,416     $         --     $  1,462,416
    Accounts payable                                               4,898,665           57,251        4,841,414
    Current portion of notes payable                                 369,198           63,966          340,232
    Current portion of bonds payable                                 335,000               --          335,000
    Other current liabilities                                        501,086           34,043          432,043
                                                                ------------     ------------     ------------
           TOTAL CURRENT LIABILITIES                               7,566,365          155,260        7,411,105
                                                                ------------     ------------     ------------
LONG TERM LIABILITIES
    Notes payable                                                  1,359,000            6,107        1,352,893
    Bonds payable                                                  3,445,000               --        3,445,000
                                                                ------------     ------------     ------------
          LONG TERM LIABILITIES                                    4,804,000            6,107        4,797,893
                                                                ------------     ------------     ------------
           TOTAL LIABILITIES                                      12,370,365          161,367       12,208,998
                                                                ------------     ------------     ------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, authorized 20,000,000
     shares; 10,099,175 and 8,399,175 shares issued and
     outstanding on December 31, 2001 and pro forma on
     December 31, 2001, respectively                                 100,992           17,000           83,992
   Additional paid-in capital                                      9,873,939        4,332,888        7,626,822
   Stock subscription receivable                                    (149,000)              --         (149,000)
   Accumulated deficit                                            (2,218,426)      (2,085,771)      (2,218,426)
                                                                ------------     ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY                               7,607,505        2,264,117        5,343,388
                                                                ------------     ------------     ------------
                                                                $ 19,977,870     $  2,425,484     $ 17,552,386
                                                                ============     ============     ============



                                                          COLOR IMAGING, INC.
                                              PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001
                                                              (Unaudited)


                                        CONSOLIDATED,                      PRO FORMA
                                       AS PREVIOUSLY     DISCONTINUED     CONTINUING
                                         REPORTED         OPERATIONS      OPERATIONS
                                       -------------    ------------     ------------

SALES                                  $30,521,167      $   551,399      $29,969,768

C0ST OF SALES                           26,053,501          455,406       25,598,095
                                       -------------    ------------     ------------
GROSS PROFIT                             4,467,666           95,993        4,371,673
                                       -------------    ------------     ------------
OPERATING EXPENSES

    Administrative                       1,698,836          243,723        1,455,113

    Deferred charge write-off              215,371               --          215,371

    Research & development                 883,115           91,617          791,498

    Sales & marketing                    1,196,458           27,873        1,168,585
                                       -------------    ------------     ------------
                                         3,993,780          363,213        3,630,567
                                       -------------    ------------     ------------

INCOME (LOSS) FROM OPERATIONS              473,886         (267,220)         741,106
                                       -------------    ------------     ------------

OTHER INCOME  (EXPENSE)

    Interest and other (expense)            39,183             (599)          39,782

    Financing expenses                    (417,107)         (21,509)        (395,598)

    Non-recurring moving expense            (9,570)              --           (9,570)
                                       -------------    ------------     ------------
                                          (387,494)         (22,108)        (365,386)
                                       -------------    ------------     ------------

INCOME (LOSS) BEFORE TAXES                  86,392         (289,328)         375,720

PROVISION (CREDIT) FOR INCOME TAXES         36,616          (85,174)         121,790
                                       -------------    ------------     ------------

NET INCOME (LOSS)                      $    49,776      $  (204,154)      $  253,930
                                       =============    ============     ============


INCOME PER COMMON SHARE
        Basic                          $       .01                       $       .04
        Diluted                        $       .01                       $       .04


WEIGHTED AVERAGE SHARES OUTSTANDING
        Basic                            7,985,071                         6,285,071
        Assumed conversion                 575,298                           575,298
                                       ------------                      ------------
                                         8,560,369                         6,860,369
                                       ------------                      ------------



                                                          COLOR IMAGING, INC.
                                                  PRO FORMA CONDENSED BALANCE SHEETS
                                                           DECEMBER 31, 2000
                                                              (Unaudited)


                                                                CONSOLIDATED,                      PRO FORMA
                                                                AS PREVIOUSLY    DISCONTINUED      CONTINUING
                                                                   REPORTED       OPERATIONS       OPERATIONS
                                                                -------------    ------------     ------------
                         ASSETS
CURRENT ASSETS
    Cash                                                        $    339,348     $        885     $    338,463
    Accounts receivable, net                                       3,562,120          118,219        3,443,901
    Inventory                                                      5,181,248          438,360        4,742,888
    Deferred income taxes                                            155,526               --          155,526
    Related party portion of IDR bond                                 76,032               --           76,032
    Other current assets                                             401,143              418          400,725
                                                                ------------     ------------     ------------
          TOTAL CURRENT ASSETS                                     9,715,417          557,882        9,157,535
                                                                ------------     ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                8,256,430          928,259        7,328,171
                                                                ------------     ------------     ------------
OTHER ASSETS
    Patent/intellectual property                                       5,000            5,000               --
    Deferred income taxes                                            467,984          312,000          155,984
    Related party portion of IDR bond                                898,096               --          898,096
    Other assets                                                     269,626            7,566          262,060
                                                                ------------     ------------     ------------
          TOTAL OTHER ASSETS                                       1,640,706          324,566        1,316,140
                                                                ------------     ------------     ------------
           TOTAL ASSETS                                         $ 19,612,553     $  1,810,707     $ 17,801,846
                                                                ============     ============     ============
          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Revolving credit lines                                      $  1,399,000     $         --     $  1,399,000
    Accounts payable                                               6,665,322          199,636        6,465,686
    Current portion of notes payable                                 349,408           44,285          305,123
    Current portion of bonds payable                                 320,000               --          320,000
    Other current liabilities                                        364,765           41,097          323,668
                                                                ------------     ------------     ------------
           TOTAL CURRENT LIABILITIES                               9,098,495          285,018        8,813,477
                                                                ------------     ------------     ------------
LONG TERM LIABILITIES
    Notes payable                                                  1,698,058           32,266        1,665,792
    Bonds payable                                                  3,780,000               --        3,780,000
                                                                ------------     ------------     ------------
          LONG TERM LIABILITIES                                    5,478,058           32,266        5,445,792
                                                                ------------     ------------     ------------
           TOTAL LIABILITIES                                      14,576,553          317,284       14,259,269
                                                                ------------     ------------     ------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, authorized 20,000,000
     shares; 7,490,848 and 5,790,848 shares issued and
     outstanding on December 31, 2000 and pro forma on
     December 31, 2000, respectively                                  74,909           17,000           57,909
   Additional paid-in capital                                      7,229,293        3,358,040        5,752,870
   Accumulated deficit                                            (2,268,202)      (1,881,617)      (2,268,202)
                                                                ------------     ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY                               5,036,000        1,493,423        3,542,577
                                                                ------------     ------------     ------------
                                                                $ 19,612,553     $  1,810,707     $ 17,801,846
                                                                ============     ============     ============


                                                          COLOR IMAGING, INC.
                                              PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000
                                                              (Unaudited)


                                          CONSOLIDATED,                       PRO FORMA
                                         AS PREVIOUSLY     DISCONTINUED      CONTINUING
                                            REPORTED         OPERATIONS       OPERATIONS
                                         -------------     ------------     ------------

SALES                                     $12,108,132      $   723,063      $11,385,069

C0ST OF SALES                              10,329,418          447,329        9,882,089
                                          ------------     ------------     ------------
GROSS PROFIT                                1,778,714          275,734        1,502,980
                                          ------------     ------------     ------------
OPERATING EXPENSES

    Administrative                            889,742          372,210          517,532

    Research & development                    764,286          213,259          551,027

    Sales & marketing                         470,625               --          470,625
                                          ------------     ------------     ------------
                                            2,124,653          585,469        1,539,184
                                          ------------     ------------     ------------

LOSS FROM OPERATIONS                         (345,939)        (309,735)         (36,204)
                                          ------------     ------------     ------------

OTHER INCOME  (EXPENSE)

    Interest and other income (expense)        (7,147)         (21,531)          14,384

    Financing expenses                       (241,037)         (19,733)        (221,304)

    Loss on disposal of fixed assets         (140,841)              --         (140,841)

    Non-recurring moving expense             (256,212)              --         (256,212)
                                          ------------     ------------     ------------
                                             (645,237)         (41,264)        (603,973)
                                          ------------     ------------     ------------

(LOSS) BEFORE TAXES                          (991,176)        (350,999)        (640,177)

PROVISION (CREDIT) FOR INCOME TAXES          (332,792)         (79,200)        (253,592)
                                          ------------     ------------     ------------

NET (LOSS)                                $  (658,384)     $  (271,799)     $  (386,585)
                                          ============     ============     ============


(LOSS) PER COMMON SHARE
        Basic and diluted                 $      (.09)                      $      (.07)


WEIGHTED AVERAGE SHARES OUTSTANDING
        Basic and diluted                   7,064,042                         5,364,042


ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
No.       Description
-------   -----------

2.1 Merger Agreement and Plan of Reorganization dated May 16, 2000, by and between Advatex Associates, Inc., Logical Imaging Solutions Acquisition Corp., Color Imaging Acquisition Corp., Logical Imaging Solutions, Inc., and Color Image,Inc., incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.
2.2 Amendment No. 1 to the Merger Agreement and Plan of Reorganization dated June 15, 2000, incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000
2.3 Amendment No. 2 to the Merger Agreement and Plan of Reorganization dated June 26, 2000, incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000
2.4 Share Exchange Agreement dated as of September 11, 2002 between Color Imaging, Inc., Logical Imaging Solutions, Inc., Digital Color Print, Inc., and the shareholders of Digital Color Print, Inc., incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed September 26, 2002.
2.5 Amendment No. 1 to Share Exchange Agreement dated as of September 20, 2002 between Color Imaging, Inc., Logical Imaging Solutions, Inc.,
          Digital Color Print, Inc., and the shareholders of Digital Color Print, Inc., incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K filed September 26, 2002.
3.1 Certificate of Incorporation, incorporated by reference to the Registrant's Amendment No. 5 to Form SB-2 filed on July 15, 2002.
3.2 Bylaws, incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2002.
4.1 Stock Purchase Agreement between the Company and Wall Street Consulting Corp. dated October 30, 2001, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.2 Promissory Note of Wall Street Consulting Corp. dated October 30, 2001, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.3 Form of Warrant issued to Selling Stockholders, incorporated by reference to the Registrant's Form SB-2 filed on December 28, 2001.
4.4 Loan and Security Agreement between Color Imaging and Southtrust Bank dated May 5, 2000, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.5 Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated August 30, 2000, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.6 Second Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated November 30, 2000, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.7 Third Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated June 30, 2001, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.8 Fourth Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated November 1, 2001, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.9 Fifth Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated December 31, 2001, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.10 Sixth Amendment of Loan Documents between Color Imaging and Southtrust Bank dated February 7, 2002, incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 filed on April 11, 2002.
4.11 $500,000 Line of Credit Promissory Note issued to Southtrust Bank dated May 5, 2000, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.12 $500,000 Amended and Restated Line of Credit Promissory Note issued to Southtrust Bank dated August 30, 2000, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.13 $500,000 Revolving Note Modification Agreement dated November 30, 2000, incorporated by reference to the Registrant's Form SB-2 filed on December 28, 2001.
4.14 $500,000 Second Revolving Note Modification Agreement dated July 5, 2001, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.15 $1,500,000 Revolving Note between Color Imaging and SouthTrust Bank dated June 24, 1999, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.16 $1,500,000 Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated May 5, 2000, incorporated by reference to the Registrant's Form SB-2 filed on December 28, 2001.
4.17 $1,500,000 Second Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated August 30, 2000, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.

Exhibit
No.       Description
-------   -----------

4.18 $1,500,000 Third Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated November 30, 2000, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.19 $1,500,000 Fourth Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated July 5, 2001, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.20 $2,500,000 Fifth Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated December 31, 2001, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.21 $1,752,000 Installment Note between Color Imaging and SouthTrust Bank dated June 24, 1999, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.22 $1,752,000 Term Loan Documents Modification Agreement between Color Imaging and SouthTrust Bank dated August 30, 2000, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.23 SouthTrust Bank waiver letter dated March 26, 2001, incorporated by reference to the Registrant's Amendment No. 1 to Form SB-2 filed on February 11, 2002.
4.24 SouthTrust Bank waiver letter dated May 8, 2001, incorporated by reference to the Registrant's Amendment No. 1 to Form SB-2 filed on February 11, 2002.
4.25 SouthTrust Bank waiver letter dated August 13, 2001, incorporated by reference to the Registrant's Amendment No. 1 to Form SB-2 filed on February 11, 2002.
4.26 SouthTrust Bank waiver letter dated October 31, 2001, incorporated by reference to the Registrant's Amendment No. 1 to Form SB-2 filed on February 11, 2002.
4.27 Development Authority of Gwinnett County, Georgia Industrial Development Trust Indenture dated June 1, 1999, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.28 Loan Agreement between the Company, Kings Brothers LLC and the Development Authority of Gwinnett County, Georgia dated June 1, 1999, incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 filed on May 31, 2002.
4.29 Joint Debtor Agreement dated June 28, 2000 by and among Color Image, Inc., Kings Brothers, LLC, Dr. Sueling Wang, Jui-Chi Wang, Jui-Kung Wang, and Jui-Hung Wang, incorporated by reference to the Registrant's Amendment No. 1 to Form SB-2 filed on February 11, 2002.
4.30 First Amendment to Joint Debtor Agreement dated January 1, 2001 by and among Color Imaging, Kings Brothers, LLC, Dr. Sueling Wang, Jui-Chi Wang, Jui-Kung Wang, and Jui-Hung Wang, incorporated by reference to the Registrant's Amendment No. 1 to Form SB-2 filed on February 11, 2002.
4.31 Master Security Agreement between Color Imaging and General Electric Capital Corporation dated November 30, 2000, incorporated by reference to the Registrant's Form SB-2 filed on December 28, 2001.
4.32 Promissory Note issued to General Electric Capital Corporation dated November 30, 2000, incorporated by reference to the Registrant's Form SB-2 filed on December 28, 2001.
4.33 $200,000 Promissory Note between Color Imaging and Kings Brothers LLC dated November 19, 2001, incorporated by reference to the Registrant's Amendment No. 1 to Form SB-2 filed on February 11, 2002.
4.34 $500,000 Promissory Note between Color Imaging and Sueling Wang dated March 14, 2002, incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 filed on April 11, 2002.
4.35 $240,000 Promissory Note between Color Imaging and Kings Brothers LLC dated July 6, 2000, incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 filed on April 11, 2002.
4.36      $50,000  Promissory  Note  between  the  Company and Daniel Wang dated
          October 23, 1998, incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 filed on April 11, 2002.
4.37 $112,000 Promissory Note between Color Imaging and Daniel Wang dated October 16, 1998, incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 filed on April 11, 2002.
4.38 $90,000 Promissory Note between Color Imaging and Michael Wang dated June 4, 1999, incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 filed on April 11, 2002.
4.39 $150,000 Promissory Note between Color Imaging and AccuRec LLC dated February 3, 2000, incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 filed on April 11, 2002.
4.40 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated March 7, 2000, incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 filed on April 11, 2002.

Exhibit
No.       Description
-------   -----------

4.41 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated April 10, 2000, incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 filed on April 11, 2002.
4.42 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated May 2, 2000, incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 filed on April 11, 2002.
4.43 $500,000 Promissory Note between Color Imaging and AccuRec LLC dated July 5, 2000, incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 filed on April 11, 2002.
4.44 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated September 14, 2000, incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 filed on April 11, 2002.
4.45 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated October 4, 2000, incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 filed on April 11, 2002.
4.46 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated November 3, 2000, incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 filed on April 11, 2002.
4.47 Seventh Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated June 28, 2002, incorporated by reference to the Registrant's Amendment No. 5 to Form SB-2 filed on July 15, 2002.
4.48 $2,500,000 Sixth Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank, incorporated by reference to the Registrant's Amendment No. 5 to Form SB-2 filed on July 15, 2002.
4.49 Partial Loan Liability Release Agreement between Color Imaging, Inc. and SouthTrust Bank dated September 24, 2002, incorporated by reference to the Registrant's Amendment No. 6 to Form SB-2 filed on October 2, 2002.
4.50 500,000 Promissory Note between Color Imaging and Jui Hung Wang dated August 21, 2002, incorporated by reference to the Registrant's Amendment No. 6 to Form SB-2 filed on October 2, 2002.
4.51 100,000 Promissory Note between Color Imaging and Jui Chi Wang dated August 21, 2002, incorporated by reference to the Registrant's Amendment No. 6 to Form SB-2 filed on October 2, 2002.
4.52 First Note Modification Agreement between Sueling Wang and Color Imaging dated August 27, 2002, incorporated by reference to the Registrant's Amendment No. 6 to Form SB-2 filed on October 2, 2002.
10.1 Employment Agreement between Color Imaging and Michael W. Brennan dated June 28, 2000, incorporated by reference to the Registrant's Form SB-2 filed on December 28, 2001.
10.2 Employment Agreement between Color Imaging and Dr. Sueling Wang dated June 28, 2000, incorporated by reference to the Registrant's Form SB-2 filed on December 28, 2001.
10.3 Employment Agreement between the Company and Morris E. Van Asperen dated June 28, 2000, incorporated by reference to the Registrant's Form SB-2 filed on December 28, 2001.
10.4 Employment Agreement between Color Imaging and Charles R. Allison dated June 30, 2000, incorporated by reference to the Registrant's Form SB-2 filed on December 28, 2001.
10.5 Lease Agreement between Color Imaging and Kings Brothers LLC dated April 1, 1999, incorporated by reference to the Registrant's Form SB-2 filed on December 28, 2001.
10.6 Amendment No. 1 to Lease Agreement between the Company and Kings Brothers LLC dated April 1, 1999, incorporated by reference to the Registrant's Form SB-2 filed on December 28, 2001.
10.7 Form of Subscription Agreement (Incorporated by reference to Exhibit A to the Registrant's Registration Statement on Form SB-2 filed on October 2, 2002).
10.8 Letter of Agreement to Employment Agreement between Color Imaging and Michael W. Brennan dated June 10, 2002 (incorporated by reference to
          Exhibit 10.7 to Registrant's Form 10-QSB filed for the quarter ended June 30, 2002)
10.9      Termination  Agreement  between  Michael W. Brennan and Color  Imaging dated September 30, 2002, incorporated by reference to the Registrant's Amendment No. 6 to Form SB-2 filed on October 2, 2002.
99.1      Certification of principal executive officer
99.2      Certification of principal financial officer

(b) REPORTS ON FORM 8-K

On October 2, 2002, the Registrant filed a Form 8-K announcing the completion of the share exchange with Digital Color Print, Inc. in accordance with Item 5 of Form 8-K.

On September 26, 2002, the Registrant filed a Form 8-K outlining the terms of the Share Exchange Agreement with Digital Color Print, Inc. in accordance with
Item 5 of Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COLOR IMAGING, INC.


                                       /S/ SUELING WANG
                                       --------------------------------------
November 1, 2002                       Sueling Wang, PhD
                                       President (principal executive officer)



                                       /S/ MORRIS E. VAN ASPEREN
                                       --------------------------------------
                                       Morris E. Van Asperen
                                       Executive Vice President and
                                       Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



     I, Sueling Wang, president and principal executive officer of registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Color Imaging, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       COLOR IMAGING, INC.


                                       /S/ SUELING WANG
                                       ---------------------------------------
 November 1, 2002                      Sueling Wang, PhD
                                       President (principal executive officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Morris E. Van Asperen, executive vice president and chief financial officer of registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Color Imaging, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       COLOR IMAGING, INC.


                                       /S/ MORRIS E. VAN ASPEREN
                                       ------------------------------------
November 1, 2002                       Morris E. Van Asperen
                                       Executive Vice President and
                                       Chief Financial Officer