Form 10-K
period 2002-12-31
COLOR IMAGING INC
filed 2003-03-11
CIK 820906

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     Annual report pursuant to Section 13 or
                        15(d) of the Securities Exchange
                         Act of 1934 For the fiscal year
                             ended December 31, 2002

                         Commission file number 0-18450

                               COLOR IMAGING, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                            13-3453420
       (State of Other Jurisdiction of              (IRS Employer
       Incorporation or Organization)             Identification No.)


                    4350 Peachtree Industrial Blvd, Suite 100
                               Norcross, GA 30071
               (Address of Principal Executive Offices) (Zip Code)

                                 (770) 840-1090
                            (770) 242-3494 Facsimile
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required by file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

The aggregate market value of the voting common equity held by non-affiliates (3,450,063 shares) was approximately $3,001,555 at March 7, 2003 based on the closing price of our common stock of $0.87. The number of common shares outstanding as of March 7, 2003 was 8,425,005.


                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS


                                     PART I
ITEM 1    BUSINESS.............................................................3
ITEM 2    PROPERTIES..........................................................17
ITEM 3    LEGAL PROCEEDINGS...................................................17
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................17

                                     PART II
ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDERS' MATTERS.............................................18
ITEM 6    SELECTED CONSOLIDATED FINANCIAL DATA................................19
ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................20
ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........26
ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................28
ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................49

                                    PART III
ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................49
ITEM 11   EXECUTIVE COMPENSATION..............................................50
ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.....................................52
ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................53
ITEM 14   CONTROLS AND PROCEDURES.............................................55

                                     PART IV
ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....56

          SIGNATURES..........................................................60
          CERTIFICATION.......................................................61

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Since 1989, Color Imaging, Inc. ("Color Imaging") has developed, manufactured and marketed products used in electronic printing. Color Imaging formulates and manufactures black text and specialty toners, including color and magnetic character recognition toners for numerous laser printers, facsimile machines and analog and digital photocopiers. Color Imaging's toners permit the printing of a wide range of user-selected colors and also the full process color printing of cyan, yellow, magenta and black. Magnetic character recognition toners enable the printing of magnetic characters which are required for the high-speed processing of checks and other financial documents. Color Imaging also supplies other consumable products used in electronic printing and photocopying, including toner cartridges, cartridge components, photoreceptors and imaging drums.

Color Imaging has continually expanded its product line and manufacturing capabilities. This expansion has led to the creation of more than 130 different black text, color, magnetic character recognition and specialty toner formulations, including aftermarket toners and imaging products for printers and facsimile machines manufactured by Brother(TM), Canon(TM), Delphax(TM), Hewlett Packard(TM), IBM(TM), Lexmark(TM), Sharp(TM), Xerox(TM), Minolta(TM), Mita(TM), Panafax(TM), Pentax(TM), Pitney Bowes(TM), Epson(TM), Fuji-Xerox(TM), Toshiba(TM), Kyocera(TM), Okidata(TM), and Panasonic(TM). Color Imaging also manufactures and or markets toners for use in Ricoh(TM), Sharp(TM), Xerox(TM), Canon(TM), Lanier(TM) and Toshiba(TM) copiers. Color Imaging also offers product enhancements, including imaging supplies that enable standard laser printers to print magnetic character recognition data. Color Imaging markets branded products directly to OEMs and its aftermarket products worldwide to distributors and remanufacturers of laser printer toner cartridges and to dealers and distributors of copier products.

Color Imaging's business is derived from a single segment, imaging supplies and related spare parts and consumables, used in copiers, printers and facsimile machines. The percentage of our net sales derived from finished products, both manufactured and purchased from others for resale, for the years ended December 31, 2002, 2001 and 2000 were 61.7%, 79.6% and 83.7%, respectively, while our sales of bulk toners and parts for the same periods were 38.3%, 20.4% and 16.3%, respectively. While we intend to increase our net sales of bulk toners that we manufacture to more fully utilize our plant capacity, we believe that the net sales of finished products will continue to be the majority of our net sales.

BACKGROUND.

Color Imaging, formerly known as Advatex Associates, Inc., was incorporated in Delaware in 1987. On May 16, 2000, Advatex, Logical Acquisition Corp., Color Acquisition Corp., Logical Imaging Solutions, Inc. and Color Image, Inc. entered into a Merger Agreement and Plan of Reorganization pursuant to which Logical Acquisition Corp. merged with and into Logical Imaging Solutions and Color
Acquisition Corp. merged with and into Color Image. Pursuant to the Merger Agreement, stockholders of Logical Imaging Solutions and Color Image exchanged their shares for shares of common stock of Advatex. Logical Imaging Solutions stockholders converted their shares into shares of common stock of Advatex at the ratio of 1.84843 shares of common stock of Advatex for each one share of Logical Imaging Solutions. Color Image stockholders converted their shares into shares of common stock of Advatex at the ratio of 15 shares of common stock of Advatex for each one share of Color Image. Following the conversion of shares by Logical Imaging Solutions and Color Image stockholders, stockholders of Logical Imaging Solutions and Color Image owned approximately 85% of the outstanding shares of common stock of Advatex and stockholders of Advatex before the merger owned approximately 15% and Logical Imaging Solutions and Color Image became wholly-owned subsidiaries of Advatex. The purpose of the merger was to combine Color Image's toner and consumable expertise and manufacturing plant with Logical Imaging Solutions' advanced printing system capabilities to offer a wider product range and ensure product supply for Logical Imaging Solutions' Solution Series printing systems. Management also anticipated that the merger with a company that was subject to the Securities Exchange Act of 1934 would also permit the reorganized business to offer shares to other acquisition candidates, in lieu of cash.

On July 7, 2000, pursuant to a vote of our stockholders, we changed our name to Color Imaging, Inc. On December 31, 2000, Color Image, Inc. was merged with and into Color Imaging. On September 11, 2002, we entered into a share exchange agreement with Digital Color Print, Inc. and four of our directors to divest our wholly owned subsidiary, Logical Imaging Solutions, Inc. On September 30, 2002, the share exchange transaction was completed and Color Imaging disposed of its wholly-owned subsidiary, Logical Imaging Solutions, Inc., in a common stock share exchange with Digital Color Print, Inc., which is owned by four former directors. Since its founding in 1993, Logical Imaging Solutions, Inc.'s development efforts have focused on creating a high-speed digital variable data printing system for commercial printing applications that combines software, hardware and consumable products not only for black text for image printing but also in color. See "Discontinued Operations", and Note 3 of Notes to Financial Statements.

MARKET OVERVIEW AND INDUSTRY

Color Imaging's market for imaging products is the installed base of electronic printing devices: laser printers and facsimile machines and analog and digital copiers. Color Imaging competes within this market with products supplied by the OEM manufacturers and with other suppliers of aftermarket imaging products. Additional products in this category include enhancement products that extend the capabilities of the OEM's product, such as magnetic character recognition toners that enable the printing of magnetic characters on checks and other financial documents. We market our products worldwide and regionally primarily to distributors of imaging products who sell to dealers and large end-users. To a lesser extent, we sell to OEMs, re-manufacturers and a few dealers directly.

We believe the trends in the electronic printing and photocopying industry, and of original equipment manufacturers of these devices, are (1) the introduction of products utilizing digital and color printing technologies as opposed to analog and black text printing, (2) offering business color printing solutions at a cost per page that are increasingly competitive, (3) reduce the selling price of their devices while increasing their printing speed, functionality and networkability, (4) increase the technological barriers through the use of specialized toners (chemical toners incorporating polyesters and proprietary raw materials), patents and microprocessors (machine readable microchips with internet connectivity for supplies management) and (5) endeavor to control the market for consumable supplies through the use of their technologies as barriers to market entry for re-manufacturers of these products or manufacturers of like, new, aftermarket products. Over time, we believe that digital printers and photocopy machines that print at speeds of up to 100 pages per minute will merge into one device, delivering multifunctional capability and color printing, that are net-workable at both lower prices and operating costs to the end user. Consumables for these devices will become increasing difficult to remanufacture, thereby reducing the market share of re-manufacturers and increasing the opportunity of increased market share for newly manufactured finished product from aftermarket suppliers, such as Color Imaging. In our experience, new aftermarket consumable products are typically 25% cheaper than OEM's consumables with like functionality - a savings to the consumer. As the aftermarket has increasingly gained acceptance as product quality has steadily improved, we believe that Color Imaging is positioning itself to take advantage of these trends.

Color Imaging's solution is, through its own technological capability and that of strategic suppliers, to develop and introduce compatible, newly manufactured, aftermarket products, ahead of other aftermarket competitors, at a price significantly below that of the OEM and make these products increasingly available through distribution channels closer to the end-user.

GROWTH STRATEGY

Our strategy for growing revenue and operating profit is to expand, including through strategic acquisition(s), our printer and copier products business. The key elements of our strategy are (1) increasing vertical integration by supplying complete toner and cartridge devices, (2) capitalizing on our research and development expertise of producing specialty, color and digital copier and or multifunctional device toners, (3) exploiting the efficiencies associated with the investment made in manufacturing facilities, (4) expanding our sources for products from strategic suppliers that we can add value to or resell that complement our product lines and (5) expanding into new geographic markets, and broadening our sales channels.

Color Imaging's development of new toner products is focused on providing an aftermarket product for electronic printing devices that achieves a high level of market acceptance. Color Imaging endeavors to offer equivalent toner products with equal or better quality at lower prices than the OEM's toner product.

Color Imaging is committed to increasing the value added of its toner products to the end user by providing not only the toners but also the toner cartridge or canister that is compatible with the OEM's equipment. Color Imaging believes that by developing toner cartridge and canister devices for specific electronic printing or copying machines, and integrating those devices with compatible toners, the market for Color Imaging's toner products will expand. Color Imaging believes that this approach will also result in increased gross margins.

Color Imaging will continue to emphasize its high margin specialty toner capability, primarily color and magnetic character recognition toners, while providing lower margin black text toners in commodity bulk to a number of large customers. The bulk quantity of black text toners are currently being offered to maximize the efficiencies of Color Imaging's manufacturing plant. The availability of this complete research and development and manufacturing facility allows for the continued expansion of specialty toner products.

During 2003, Color Imaging expects to increase its sales of higher margin digital, color and magnetic character recognition toners and introduce new all-in-one toner cartridges for certain popular personal copiers and laser printers. The introduction of new products in 2002 and the expansion of our sales channels helped Color Imaging avoid a substantial revenue decline in 2002, and are expected to largely offset the loss of revenues from our largest customer in 2003. While the all-in-one cartridges will be at margins lower than those realized on products utilizing our digital, color and magnetic character recognition toners, we expect these products to contribute to improved gross and net profitability during 2003.

RECENT DEVELOPMENTS

On January 23, 2003 Color Imaging's registration statement on Form SB-2 offering of up to 7 million shares of its common stock was declared effective by the Securities and Exchange Commission. On March 6, 2003, Color Imaging received subscription proceeds of $6,075,000 for the public sale of 4,500,000 shares of its common stock from an affiliate. The acquisition of our common stock by this affiliate is for investment purposes.

Subject to acceptance by Color Imaging of the investment in accordance with the offering procedures, Color Imaging will terminate the offering effective March 13, 2003 and accept no additional subscriptions. Based upon the shares issued and outstanding as of this date and upon the issuance of 4,500,000 shares of common stock pursuant to the registration statement, Color Imaging will have 12,925,005 shares of common stock issued and outstanding.

DISCONTINUED OPERATIONS

On June 10, 2002, the board of directors, to better focus executive management energies on each of our operating units, reaffirmed Director Michael W. Brennan as Chairman and Chief Executive Officer of our subsidiary Logical Imaging Solutions, Inc., and elected Jui-Hung Wang Chairman of Color Imaging. Dr. Sueling Wang continues to serve as Vice-Chairman and President of Color Imaging Mr. Brennan also resigned from the board of directors of Color Imaging effective September 10, 2002, to dedicate himself to the furthering of the business interests of Logical Imaging Solutions, including the potential reorganization of it as a standalone company separate and apart from Color Imaging. The board of directors and management realized that the difficulties surrounding the raising of significant equity capital from non-affiliates for Color Imaging in this market environment is such that a restructure of Logical Imaging Solutions had to be considered. We did not, at that time, specifically allocate any of the proceeds of our pending offering filed with the Securities and Exchange Commission on Form SB-2 to the furthering of Logical Imaging Solutions' technology, since we were considering several alternatives with regard to the potential restructuring of Logical Imaging Solutions.

Four of our directors, Messrs. Brennan, St. Amour, Langsam and Hollander expressed concern over the potential restructure or reorganization of Logical Imaging Solutions and the lack of the planned use of any proceeds from our pending offering on Form SB-2 for the further development of its technology, as they are of the opinion that Logical Imaging Solutions' business prospects demanded a greater investment. After informal discussion with Dr. Sueling Wang and Mr. Van Asperen beginning this past July, they submitted an informal proposal whereby a new company, Digital Color Print, Inc., to be initially owned by Messrs. Brennan, St. Amour, Langsam and Hollander, would acquire the capital stock of Logical Imaging Solutions in exchange for shares of our common stock and warrants to purchase shares of the common stock of Logical Imaging Solutions and/or Digital Color Print approximating up to 15% of its then outstanding shares.

During the initial negotiations Messrs. Brennan, St. Amour, Langsam and Hollander offered to acquire Logical Imaging Solutions at a price equivalent to the net book value of Logical Imaging Solutions, after converting intercompany advances to capital, such that Color Imaging did not incur a loss on the transaction, and Color Imaging was to receive the number of shares of its common stock, at the market price at closing, equivalent to that amount. At the time of the initial discussions, the market price had averaged approximately $1.65/share and Color Imaging was to have received about 1,333,000 shares, subject to adjustment should the market price change.

As negotiations continued, numerous terms and conditions were discussed, including a minimum and maximum number of shares of Color Imaging's stock that was to be exchanged at closing based on the then market price. Given the difficulty of establishing a market price that could be agreed upon, and the resultant minimum and maximum number of our shares to be exchanged for the shares of Logical Imaging Solutions, it was then agreed that Color Imaging would accept 1,600,000 of its shares which at the then market price was roughly equivalent to Color Imaging's estimated fair value of the transaction: the fair value (approximating the net book value of Logical Imaging Solutions, after converting intercompany advances to capital) plus the transaction costs. On August 23, 2002, the board of directors, by unanimous written consent, authorized our entering into a definitive share exchange arrangement to be negotiated by management and appointed a committee of disinterested directors, Mr. Van Asperen and Mr. Allison, to conduct due diligence as appropriate and to engage, at their option, an independent consultant to evaluate the fairness, from a financial point of view, of the transaction. There were also several important conditions, such as the consent of our bank and the release of the bank's security interest in the assets of Logical Imaging Solutions, a recommendation by the committee of disinterested directors with an opinion of an independent financial consultant of the fairness to Color Imaging and its stockholders from a financial point of view of the transaction, if obtained, and the approval to close the transaction of not only a majority of the board of directors but also of a majority of the disinterested members of board of directors. On September 11, 2002, after management concluded its negotiations, we signed the share exchange agreement.

Later, the agreement was amended on September 20, 2002, when Messrs. Brennan, St. Amour, Langsam and Hollander wanted a minimum of $100,000 of cash to be on hand for Logical Imaging Solutions, and not in the form of a loan, the number of shares to be received was increased from 1.6 million to 1.7 million. In addition, Mr. Brennan agreed that his employment agreement would be immediately terminated upon the transaction's closing and severance of $6,057.69 per two-week period, plus reimbursement of health and life premium costs, formerly payable through June 10, 2003 terminates as of March 10, 2003.

The Committee of disinterested directors, recognizing that the transaction with directors of Color Imaging requires approval by a majority of the independent directors of Color Imaging and receipt of a fairness opinion indicating that the transaction is fair, from a financial point of view, to Color Imaging and its stockholders who are unaffiliated with Digital Color Print, engaged CBIZ
Valuation Counselors to render an opinion as to whether the share exchange agreement was fair. For the purpose of establishing a basis for rendering its opinion, CBIZ Valuation Counselors, among other things, read the share exchange agreement and internal memoranda and minutes of the board of directors of Color Imaging in connection with Logical Imaging Solutions technology and operations, reviewed the unconsolidated and consolidating financial statements of Color Imaging, including past and forward looking budgets and projections and general conditions, visited the facilities and interviewed the managements of both Color Imaging and Logical Imaging Solutions, analyzed the products and technologies of Digital Color Print/Logical Imaging Solutions, considered public data, Color Imaging's stock price history, stock market performance and conducted other studies and analyses, while relying on the accuracy and completeness of the financial and other data provided by Color Imaging and Logical Imaging Solutions.

CBIZ Valuation Counselors analyzed Color Imaging, Logical Imaging Solutions and the warrant offered by Digital Color Print and Logical Imaging Solutions as a means of valuing each. The analysis, given the effect to the transaction of Logical Imaging Solutions, included:

o    pro forma adjusted historical earnings,
o    the market value of the common stock of each,
o    discounted cash flows, and
o    capital markets.

Further, CBIZ Valuation Counselors' conclusion noted that the share exchange agreement was one of many alternatives considered by Color Imaging's management and its board with respect to the ultimate decision to restructure the operations of Logical Imaging Solutions.

Color Imaging's 1,700,000 shares and the warrant to purchase approximately 15% of Digital Color Print or Logical Imaging Solutions common stock to be received for all of the outstanding common stock of Logical Imaging Solutions was valued by CBIZ Valuation Counselors in their report to the committee of disinterested directors of Color Imaging. The CBIZ Valuation Counselors' report indicated a market value for Color Imaging's common stock ranging from $0.73 to $2.32 per share for values of approximately $1 million to $3.9 million. The discounted cash flow analysis resulted in a value of $1.80 per share, or $3.1 million, and the capital market analysis indicated a value based on the inclusion and deduction of Color Imaging's long-term debt of from $1.07 to $1.28 per share which is approximately $1.8 million and $2.2 million. Color Imaging's trailing 20-day average closing price for its common shares was $1.61, indicating a value of approximately $2.7 million for the shares it was to receive. Including the value of the warrant to be received by Color Imaging with an approximate value of $24,000 and not considering the lowest or highest value developed by the analysis as being as representative of the indicated value as the other values, the range of the value of its common stock and the warrant it was to receive was approximately $1.3 million to $3.1 million based on the values determined by the analysis and $2.7 million based on the 20-day trailing trading average price of $1.61 for its shares and $2.1 million based on its closing price of $1.25 per share on September 25, 2002.

On the other hand, the 1,630,000 shares of Logical Imaging Solutions common stock delivered to Digital Color Print was valued by CBIZ Valuation Counselors from $.9 million to $2.5 million. CBIZ Valuation Counselors adjusted asset analyses of Logical Imaging Solutions resulted in a value of approximately $.9 million and $2.5 million, or $.55 and $1.54 per share, respectively. Logical Imaging Solutions is not publicly traded and did not meet the listing requirement of the OTCBB and because of factors that included its business plan relying upon the raising of additional capital and the development of new products, CBIZ Valuation Counselors did not rely on either the market or income approaches to valuing the Logical Imaging Solutions' common stock.

The directors, not including the directors acquiring Logical Imaging Solutions, and the committee of disinterested directors following the completion of its due diligence and the receipt of a fairness opinion that the share exchange transaction, as amended, is fair to Color Imaging and its stockholders from a financial point of view, who were unaffiliated with the stockholders of Digital Color Print determined that the transaction was fair to Color Imaging and its stockholders, because they believed that the "fair value" of Logical Imaging Solutions was likely less than its net book value. Color Imaging and its special committee believe that Logical Imaging Solutions was possibly, in the near term and perhaps before year-end, facing a substantial impairment to its two largest assets:

o    the  electron   beam  test  fixtures  for  products  that  it  had  yet  to commercialize with a book value of some $1.3 million, and
o the deferred tax asset with a book value of $415,000 that depended solely on future profitability of Logical Imaging Solutions.

Further, given:

o Logical Imaging Solutions' existing products had not yet achieved sufficient market acceptance for it to be profitable,
o its development of its primary products is still not completed and it could not be determined with any certainty that it ever would be completed or made manufacturable and could be sold profitably once developed,
o    competing  technologies  continue to advance,

o the company that developed the technology has achieved limited success after more than 20 years, and
o given all of the foregoing, and the continuing prospects of losses, negative cash flows and the potential for significantly impaired assets in connection with Logical Imaging Solutions, the special committee and the disinterested directors concluded the Share Exchange Agreement was preferable to other alternative courses of action.

In connection with the share exchange, Mr. Brennan transferred to Digital Color Print 724,215 shares and Mr. St. Amour, together with his daughter, transferred to Digital Color Print an aggregate of 1,053,595 shares of Color Imaging common stock held by them as trustees of certain trusts.

After having met all of the conditions, including the approval of the majority of the disinterested directors and having obtained a fairness opinion that indicated the transaction was fair to Color Imaging and its stockholders unaffiliated with Digital Color Print, the divestiture of Logical Imaging Solutions and the share exchange was completed on September 30, 2002. Effective upon the closing, Messrs. St. Amour, Langsam and Hollander resigned as directors of Color Imaging. Mr. Brennan had previously resigned as a director of Color Imaging effective September 10, 2002. As the result of the foregoing, Logical Imaging Solutions' operations and research and development activities will remain in Santa Ana, California and are not being consolidated with ours at our headquarters in Norcross, Georgia.

Based upon guidance provided by APB 29 in connection with accounting for nonmonetary transactions, the 1,700,000 million shares of our common stock exchanged for all of the shares of common stock of Logical Imaging Solutions was valued at approximately $2.68 million: the fair value (approximating the net book value) of Logical Imaging Solutions, after converting approximately $2.35 million of intercompany advances to capital, plus the transaction costs incurred. The warrants that we received for approximately 15% of Logical Imaging Solutions, or Digital Color Print, have not been assigned any value, since they are not cashless, increase from $1.50, to $2.25 and then to $3.25 per share each year over three years, expire after three years, are not registered for resale and have no current market.

Now that the share exchange transaction has closed, Digital Color Print intends to offer to exchange shares of its common stock for shares of common stock held by our stockholders who are, per a press release of Digital Color Print, holders of record as of October 1, 2002. We are not sponsoring, encouraging, or responsible for the proposed offering by Digital Color Print. Conditions of the share exchange agreement include that Digital Color Print shall be solely responsible for such offering, including compliance with all applicable laws, and it shall not accept the tender of more than an aggregate of 2,600,000 shares, inclusive of the 1,700,000 of our common shares that Digital Color Print exchanged for all of the common stock of Logical Imaging Solutions. If Digital Color Print completes its intended tender offer for a total of 2.6 million shares of our issued and outstanding common stock, inclusive of the 1.7 million exchanged for all of the common stock of Logical Imaging solutions, it will have 900,000 shares of our publicly traded shares which it could sell in the market to fund its operations. Further, neither Logical Imaging Solutions nor Digital Color Print shall take any action in connection with their offering that could have the effect of reducing the number of our stockholders below 325. As of February 28, 2003, we had 325 holders of record of our common stock.

PRODUCTS

Our aftermarket product net revenues for each of our fiscal years ended December 31, 2002, 2001 and 2000, by category, from continuing operations are:

           Category                   2002                2001                2000          Primary Product Function
------------------------------------------------------------------------------------------------------------------------------------
Cartridges & Bottles
      Photocopiers                   $16,580,635        $18,579,212         $ 7,515,802     Black text and color  toners for digital
                                                                                            and analog photocopiers.

      Printers and Facsimiles          3,533,074          3,934,059           2,018,264     Black   text,   color,   specialty   and
                                                                                            magnetic  character  recognition  toners
                                                                                            for laser and thermal printing devices

Bulk Toner & Parts:                    7,886,600          7,456,497           1,851,002     Filling   new  or   remanufactured   OEM
                                                                                            printer or copier  cartridges or bottles
                                                                                            and new  replacement  parts for printers
                                                                                            and photocopiers.
                                ------------------   -----------------   -----------------
                                     $28,000,309        $29,969,768         $11,385,069
                                ------------------   -----------------   -----------------


RESEARCH AND DEVELOPMENT

Our research and development activities for the past several years have focused on black text, specialty, color and magnetic character toner formulations, and more recently polyester-based toners for full-color digital printing and photocopying. Our commitment to increasing revenues through new product introductions requires research and development expenditures, innovative
designs,   significant   development  and  testing   activities  and  functional
solutions.

For the twelve months ended December 31, 2002, our research and development expenditures increased approximately $155,000, or 20%, from approximately $791,000 for the twelve months ended December 31, 2001. Our research and development expenditures for the twelve months ended December 31, 2001, increased approximately $240,000, or 44%, to $791,000 in 2001 from $551,000 in 2000.

It is necessary to make strategic decisions from time to time as to which technologies will produce products with the greatest future potential. Occasionally, a customer will ask Color Imaging to develop toner products for their exclusive resale, and in that event the customer will generally financially support Color Imaging's development activities. In turn, Color Imaging will also occasionally work with suppliers to develop proprietary technology for Color Imaging's exclusive use. These strategic relationships have benefited us in the past, and we intend to continue to pursue such relationships for new products.

Our chemists and consultants are focused on development of imaging products and manufacturing systems that will increase efficiency, lower production costs or improve the quality of our products. With certain products, we may elect to purchase key components from third party suppliers, such as toner, bottles and or print cartridges. We cannot predict whether we can continue to develop the technologically advanced products required to remain competitive or that such products will achieve market acceptance.

INTELLECTUAL PROPERTY

Color Imaging relies upon trade secrets and unpatented proprietary technology. Color Imaging seeks to maintain the confidentiality of such information by requiring employees, consultants and other parties to sign confidentiality agreements and by limiting access by parties outside Color Imaging to such information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of this information or that others will not be able to independently develop such information. Additionally, there can be no assurance that any agreements regarding confidentiality and non-disclosure will not be breached, or, in the event of any breach, that adequate remedies would be available to Color Imaging.

We seek to protect technology, inventions and improvements that we consider important through the use of trade secrets. While we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by third parties, there can be no assurance that these products do not infringe any patents or other proprietary rights held by third parties. If an infringement claim were made, the costs incurred to defend the claim could be substantial and adversely affect us, even if we were ultimately successful in defending the claim. If our products were found to infringe any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production. Litigation may also be necessary to enforce patent rights held by us, or to protect trade secrets or techniques owned by us. Any such claims or litigation could result in substantial costs and diversion of effort by management.

Specifically, we believe patent protection is of limited usefulness for our technologies, because competitors have the ability (even if we had a patent) to develop substantially equivalent technology. Therefore, we rely on trade secrets and other unpatented proprietary technology. There can be no assurance that we can meaningfully protect our rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our proprietary technology. We also seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by competitors.

MARKETING AND DISTRIBUTION

We market and distribute our products worldwide through both our direct sales force and manufacturer's representatives. Color Imaging's products are marketed primarily to distributors, OEMs and re-manufacturers.

In the twelve months ended December 31, 2002, 2001 and 2000, our net sales were primarily generated from the sale finished consumable products for electronic printers and photocopying machines and comprised approximately 71.8%, 75.1% and 83.7% of net sales, respectively. For the twelve months ended December 31, 2002, 2001 and 2000, our two largest imaging products customers accounted for 47% and 20%, 41% and 16% and 0% and 0% of net sales, respectively. During the twelve months ended 2002, there were no sales to our third largest customer of 2001 who accounted for 12% of 2001 and was are largest customer accounting for 57% of 2000 net sales, since these sales were made directly to our largest customer during 2002. Though our sales are on purchase orders, these customers typically issue purchase orders three months in advance of the product delivery date and provide us with an additional two month rolling forecast.

We believe that our operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of our assets are domestic. Our sales to unaffiliated customers by geographic region are as follows:

                                              2002                             2001                            2000
                                 ------------------------------   -------------------------------  -----------------------------
        United States                 $ 17,728,982      63%            $ 22,600,553      75%            $ 10,164,567     89%
        Europe                           5,638,161      20%               5,255,415      18%                 743,749     7%
        Asia                             1,253,862       5%                 647,146       2%                 375,020     3%
        Other                            3,379,304      12%               1,466,654       5%                 101,733     1%
                                 -----------------    ---------   -----------------    ----------  -----------------   ---------
        Total                         $ 28,000,309      100%           $ 29,969,768      100%           $ 11,385,069    100%
                                 =================    =========   =================    ==========  =================   =========

COMPETITION

The markets for our products are competitive and subject to rapid changes in technology. Color Imaging in particular competes principally on the basis of quality, flexibility, and service with a pricing strategy that reflects quality and reliability.

Color Imaging's competitors in the toner market include large businesses with significantly greater resources in the high-volume commodity toner market, as well as smaller companies in the specialty, color and magnetic character toner markets. In addition, other companies offer remanufactured toner cartridges and printer parts that are lower priced.

Color Imaging's strategy requires that it continue to develop and market new and innovative products at competitive prices. New product announcements by our principal competitors, however, can have, and in the past have had, a material adverse effect on our financial results. Such new product announcements can quickly undermine any technological competitive edge that one manufacturer may enjoy over another and set new market standards for quality, speed and function. Furthermore, knowledge in the marketplace about pending new product announcements by our competitors may also have a material adverse effect on us inasmuch as purchasers of these products may defer purchasing decisions until the announcement and subsequent testing of such new products.

In recent years, Color Imaging and its principal competitors, which have significantly greater financial, marketing and technological resources than Color Imaging, have regularly lowered prices on both printer and copier imaging supplies and are expected to continue to do so in the future. Color Imaging is vulnerable to these pricing pressures which, if not mitigated by cost and expense reductions, may result in lower profitability and could jeopardize our ability to grow or maintain market share. We expect that, as we compete more successfully with our larger competitors, our increased market presence may attract more frequent challenges, both legal and commercial, from our competitors, including claims of possible intellectual property infringement.

Canon(TM), Xerox(TM) and Ricoh(TM) are the market leaders in the toner market whose aggregate sales we believe represent approximately 75% to 85% of worldwide toner sales. As with our other products, if pricing pressures are not mitigated by cost and expense reductions, our ability to maintain or build market share and profitability could be adversely affected.

Like certain of our competitors, Color Imaging is a supplier of laser printer kits and parts. We cannot assure you that we will be able to compete effectively for a share of this business. In addition, we cannot assure you that our competitors will not develop new compatible laser printer products that may perform better or sell for less than our products. Independent manufacturers compete for the aftermarket business under either their own brand, private label, or both, using price, aggressive marketing programs, and flexible terms and conditions to attract customers. Depending on the product, prices for compatible products produced by other manufacturers are offered below our prices, in some cases significantly below our prices.

MANUFACTURING

We operate a toner manufacturing facility in Norcross, Georgia that we moved into during 1999 and 2000. We have made significant capital investment in this facility to increase production capacity and improve manufacturing efficiencies to lower processing costs of our toner products. The installation of additional equipment was completed in the second quarter 2002, and the equipment was placed in service during the fourth quarter of 2002. This equipment is an integral part of our plan to further increase production capacity, improve quality and efficiency and to significantly lower the costs of our toner products. Our goal for the last three years has been to reduce average toner product costs by one-half, in response to management's assessment of the continuing price reductions for these products in the marketplace.

MATERIALS AND SUPPLIERS

We procure a wide variety of components for use in our manufacturing processes, including raw materials, such as chemicals and resins, electro-mechanical components and assemblies. Although many of these components are standard off-the-shelf parts that are available from multiple sources, we often utilize preferred supplier relationships to ensure more consistent quality, cost and delivery. Often Color Imaging's toner formulations are dependent on one or more materials produced by only one vendor, since the formula was developed based on that material's unique characteristics. Alternative materials exist, but the differences in performance characteristics could require Color Imaging to modify the original formula and/or its manufacturing processes to obtain a marketable product based on the new material. Further, some chemicals are only available from one supplier. Should these chemicals not be available from any one of these suppliers, there can be no assurance that production of certain of our products would not be disrupted. Some of our products incorporate technologies that are available from a particular supplier that has been approved by one of our customers. Approximately 47% of our sales for the year ended December 31, 2002 were derived from products limited to a specific supplier. For the year ended December 31, 2002, we purchased 44% of our materials and supplies from that same supplier. In the event that these materials and supplies, as well as those other raw materials that are sourced from a single supplier, are not available to us, our production could be disrupted. Such a disruption could materially harm our business.

BACKLOG

Our backlog increased approximately $800,000 or 33% to $3.2 million as of December 31, 2002, from $2.4 million at the same date of the previous year. The increase in the backlog was primarily due to increased demand being experienced during the middle of 2002 for certain copier products coupled with the loss of business experienced by our largest customer during the fourth quarter of 2002 and the extension of the related delivery dates for those products previously ordered. Other than orders from our larger customers, Color Imaging does not usually get orders for delivery at a future date. The orders included in our backlog are generally credit approved customer purchase orders usually scheduled to ship in the next twelve months. Color Imaging schedules production of its products based on order backlog, customer commitments and forecasts and demand. However, customers may delay delivery of products or cancel orders suddenly and without sufficient notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellations of orders, and the fact that not all of our customers give us orders for future delivery, Color Imaging's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular reporting period could have a material adverse effect on our business and results of operations. In addition, a backlog does not provide any assurance that Color Imaging will realize a profit from those orders or indicate in which period revenue will be recognized. See the disclosures in Item 7 under the captions "General" and "Results of Continuing Operations" of this report for a breakdown of our backlog and net sales by product category.

GOVERNMENT REGULATION

Color Imaging's manufacturing operations are subject to laws and regulations, relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes. In this regard, Color Imaging is required to have a permit in order to conduct various aspects of its business. The Air Protection Branch of the State of Georgia's Department of Natural Resources Environmental Protection Division issued a permit to Color Imaging in 2000 to construct and operate a copier and printer toner manufacturing facility at our headquarters. The permit is conditioned upon compliance by us with all the provisions of the Georgia Air Quality Act, and specifically the Rules, Chapter 391-3-1, in effect. In addition to operating and maintaining the equipment, in a manner consistent with good air pollution control practice to minimize emissions, we must maintain records, conduct tests, and comply with certain allowable emissions and operational limitations. The permit is subject to revocation, suspension, modification or amendment for cause, including evidence of our noncompliance. Compliance with these laws and regulations in the past has not had a material adverse effect on our capital expenditures, earnings or competitive position. There can be no assurance, however, that future changes in environmental laws or regulations, or in the criteria required to obtain or maintain necessary permits, will not have a material adverse effect on us.

EMPLOYEES

As of December 31, 2002, we had seventy-seven (77) employees, including one (1) part-time employee. At December 31, 2001, we had ninety-two (92) employees, including one (1) part-time employee, while at December 31, 2000 we had one hundred six (106) employees, including one (1) part-time employee. As of December 31, 2002, of Color Imaging's 77 employees, 12 were engaged in research and development activities and 47 in manufacturing and operations related positions, with the remainder in sales, marketing or administrative positions. Of Color Imaging's employees, four (4) hold PhD degrees and nine (9) hold masters degrees. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF CUSTOMERS.

For the year ended December 31, 2002, two customers accounted for approximately 67% of our net sales. We do not have contracts with these customers and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of either of these customers, including through an acquisition, other business combination or the loss by them of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers or substantial portions of our business with one or more of our major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

OUR RELIANCE ON SALES TO A FEW MAJOR CUSTOMERS AND GRANTING CREDIT TO THOSE CUSTOMERS PLACES US AT FINANCIAL RISK.

As of December 31, 2002, receivables from two customers comprised 62% of accounts receivable. A concentration of our receivables from a small number of customers places us at risk should these receivables become uncollectable. If any one or more of our major customers is unable to pay us it could adversely affect our results of operations and financial condition. Color Imaging attempts to manage this credit risk by performing credit checks, requiring significant partial payments prior to shipment where appropriate, and actively monitoring collections.

APPROXIMATELY 47% OF OUR BUSINESS DEPENDS ON A SUPPLIER APPROVED BY ONE OF OUR CUSTOMERS.

Some of our products incorporate technologies that are available from a particular supplier that has been approved by one of our customers. Approximately 47% of our sales for the year ended December 31, 2002 were derived from products limited to a specific supplier. For the year ended December 31, 2002, we purchased 44% of our supplies from that same supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders. Should we be unable to obtain the necessary materials from this supplier, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

IF OUR CRITICAL SUPPLIERS FAIL TO DELIVER SUFFICIENT QUANTITIES OF MATERIALS OR PRODUCTS IN A TIMELY AND COST-EFFECTIVE MANNER IT COULD NEGATIVELY AFFECT OUR BUSINESS.

We use a wide range of materials in the production of our products, and we use numerous suppliers to supply materials and certain finished products. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers' orders, we do not maintain an extensive inventory of materials for manufacturing or resale. Key suppliers include providers of special resins, toners and our injection molder affiliate that provides plastic bottles, cartridges and related components designed to avoid the intellectual property rights of others.

Although we make reasonable efforts to ensure that raw materials, toners and certain finished products are available from multiple suppliers, this is not always possible; accordingly, some of these materials are being procured from a single supplier or a limited group of suppliers. Many of these suppliers are outside the United States, resulting in longer lead-times for many important materials, which could cause delays in meeting shipments to our customers. We have sought, and will continue to seek, to minimize the risk of production interruptions and shortages of key materials and products by:

o selecting and qualifying alternative suppliers for key materials and products;
o    monitoring the financial stability of key suppliers; and
o    maintaining appropriate inventories of key materials and products.

There can be no assurance that results of operations will not be materially and adversely affected if, in the future, we do not receive in a timely and cost-effective manner a sufficient quantity of raw materials, toners or finished products to meet our production or customer delivery requirements.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO UTILIZE AVAILABLE MANUFACTURING CAPACITY.

From 1999 through 2000, we expanded our manufacturing capacity by acquiring new manufacturing equipment and moving to a larger location. We intend to continue to expand capacity by placing in service additional manufacturing equipment during 2003. To fully utilize these new additions to the factory, new formulations for toner have to be developed specifically for manufacture on this new equipment or orders for larger quantities of existing toners must be obtained. While we have been successful in developing formulas for new equipment in the past and increasing sales of many of our existing toner products, our continued success will be dependent on our ability to develop additional formulations or increase our sales from existing formulations and manufacture the toners with the new equipment to achieve a reduction in production costs. We cannot assure you that we will be successful in developing all of the formulations needed in the future or that we will be able to manufacture toner at a lower production cost on a regular basis or that such products will achieve market acceptance. If we are not successful in increasing the sales of our manufactured products, or if our existing sales from manufactured products declines, our business will be materially and adversely affected.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO SUCCESSFULLY DEVELOP, OR ACQUIRE FROM THIRD PARTIES, INTELLECTUAL PROPERTY OR PRODUCTS THAT WE CAN COMMERCIALIZE AND THAT ACHIEVE MARKET ACCEPTANCE.

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

Success in the aftermarket imaging industry depends, in part, on developing consumable products that are compatible with the printers, photocopiers and facsimile machines made by the OEMs, and that have a selling price less than that of like consumable supplies offered by the OEM. For example, if the OEMs introduce chemical toners with better imaging characteristics and higher yields, microprocessor chips that communicate between the toner cartridge and the device, or introduce products using patented or other proprietary technologies, then the aftermarket industry has to respond with ongoing development programs to offer compatible products that emulate the OEMs' without infringing upon the OEM's intellectual property.

Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our future business success depends on our ability, and that of critical suppliers, to develop and introduce new products that successfully address the changing technologies of the OEMs, meet the customer's needs and win market acceptance in a timely and cost-effective manner. If we do not develop and introduce products compatible with the OEM's technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.

The challenges we face in implementing our business model include establishing market acceptance of existing products and successfully developing or acquiring new product lines that achieve market acceptance. We must successfully commercialize the products that are currently being developed, such as our color and magnetic character recognition toner for printers and black text and color toners for new digital copiers and continue to acquire from third parties parts, materials and finished product that can be integrated into finished products or sold as our products. While we have successfully developed toners in the past and are in the late stages of developing and testing several new toners, we have not commercialized many of the toners that are under development. While we have in the past acquired from third parties materials and products that we have been successful in selling, there can be no assurance that parts, materials or products for new products will be available or will achieve market acceptance. If we fail to successfully commercialize products we develop or acquire from third parties, or if these products fail to achieve market acceptance, our financial condition and results of operation would be seriously harmed.

OUR BUSINESS MIGHT BE ADVERSELY AFFECTED BY OUR DEPENDENCE ON FOREIGN BUSINESS.

We sell a significant amount of product to customers outside of the United States. International sales accounted for 37%, 24% and 10% of net sales in the years ended December 31, 2002, 2001 and 2000, respectively. We expect that shipments to international customers will continue to account for a material portion of net sales. During the year ended December 31, 2002, our sales were made to customers outside the United States as follows:

o    Europe (including Israel and Africa) - 20%
o    Asia - 5%
o    Other - 12%

Most of our products sold internationally, including those sold to our larger international customers, are on open account, giving rise to the added costs of collection in the event of non-payment. Further, should a product shipped overseas be defective, Color Imaging would experience higher costs in connection with a product recall or return and replacement.

Most of our products are priced in U.S. dollars, but because we began selling products in Europe denominated in Euros during 2001, fluctuations in the Euro could also cause our products there to become less affordable or less competitive or we may sell some products at a loss to otherwise maintain profitable business from a customer. We recorded a gain of $2,858 and a charge of $1,877 during the years ended December 31, 2002 and 2001, respectively, as a result of foreign currency transactions.

While our business has not been materially affected in the past by foreign business or currency fluctuations, because of our significant dependence on international revenues, our operating results could be negatively affected by a continued or additional decline in the economies of any of the countries or regions in which we do business. Periodic local or international economic downturns, trade balance issues, changes to duties, tariffs or environmental regulations, political instability and fluctuations in interest and currency exchange rates could negatively affect our business and results of operations.

We cannot assure you that these factors will not have a material adverse effect on our international sales and would, as a result, adversely impact our results of operation and financial condition.

OUR RESULTS OF OPERATIONS MAY BE MATERIALLY HARMED IF WE ARE UNABLE TO RECOUP OUR INVESTMENT IN RESEARCH AND DEVELOPMENT.

The rapid change in technology in our industry requires that we continue to make investments in research and development in order to not only develop technologies that function like the OEMs' and do not infringe on the OEMs' intellectual property rights, but we must also enhance the performance and functionality of our products and to keep pace with competitive products and satisfy customer demands for improved performance, features, functionality and costs. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development. Research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. In addition, we cannot ensure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business could be seriously harmed if we are unable to sell our products at favorable prices or if our products are not accepted by the market in which we operate.

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

WE DEPEND ON THE EFFORTS AND ABILITIES OF CERTAIN SENIOR MANAGEMENT AND OTHER KEY PERSONNEL TO CONTINUE OUR OPERATIONS AND GENERATE REVENUES.

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

WE HAVE A SINGLE MANUFACTURING FACILITY AND WE MAY LOSE REVENUE AND BE UNABLE TO MAINTAIN OUR CLIENT RELATIONSHIPS IF WE LOSE OUR PRODUCTION CAPACITY.

We manufacture all of the products we sell in our existing facility in Norcross, Georgia. If our existing production facility becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers. Without our existing production facility, we would have no other means of manufacturing products until we were able to restore the manufacturing capability at our facility or develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

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

THE IMAGING SUPPLIES INDUSTRY IS COMPETITIVE AND WE ARE RELATIVELY SMALL IN SIZE AND HAVE FEWER RESOURCES IN COMPARISON WITH MANY OF OUR COMPETITORS.

Our industry includes large original equipment manufacturers of printing and photocopying equipment and the related imaging supplies, as well as other manufacturers and resellers of aftermarket imaging supplies, with substantial resources to support customers worldwide. Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. All of the original equipment manufacturers and many of our other competitors are diversified companies with greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than we can provide. We face competition from companies whose strategy is to provide a broad array of products, some of which compete with the products that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products. In addition, we face competition from smaller emerging imaging supply companies whose strategy is to provide a portion of the products and services that we offer. Loss of competitive position could impair our prices, customer orders, revenues, gross margins, and market share, any of which would negatively affect our operating results and financial condition. Our failure to compete successfully with these other companies would seriously harm our business. There is risk that larger, better-financed competitors will develop and market more advanced products than those that we currently offer or may be able to offer, or that competitors with greater financial resources may decrease prices thereby putting us under financial pressure. The occurrence of any of these events could have a negative impact on our revenues.

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

RISKS RELATING TO OWNING OUR COMMON STOCK:

OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN APPROXIMATELY 42% OF THE OUTSTANDING SHARES OF COMMON STOCK, AND AN AFFILIATE HAS SUBSCRIBED TO OUR OFFERING FOR 4.5 MILLION SHARES OF OUR COMMON STOCK, ALLOWING THESE STOCKHOLDERS TO CONTROL MATTERS REQUIRING APPROVAL OF THE STOCKHOLDERS.

As a result of such ownership, and potential increased ownership, by our officers and directors, other investors will have limited control over matters requiring approval by the stockholders, including the election of directors. Such concentrated control may also make it difficult for the stockholders to receive a premium for their shares of our common stock in the event we enter into transactions that require stockholder approval. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire control of us.

EXERCISE OF WARRANTS AND OPTIONS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK.

As of March 10, 2003, we had issued and outstanding 8,425,005 shares of common stock and 935,337 outstanding warrants and 920,000 outstanding options to purchase additional shares of common stock. The existence of the remaining warrants and options may adversely affect the market price of our common stock and the terms under which we obtain additional equity capital.

OUR ABILITY TO RAISE ADDITIONAL CAPITAL THROUGH THE SALE OF OUR SECURITIES MAY BE HARMED BY COMPETING RESALES OF OUR COMMON STOCK BY OUR STOCKHOLDERS.

The price of our common stock could fall if stockholders sell substantial amounts of our common stock. Stockholders in our registration statement on Form SB-2 declared effective on January 23, 2003, are able to sell up to approximately 4 million shares of our common stock, and such sales could make it more difficult for us to sell securities at the time and price we deem appropriate. To the extent stockholders, including the stockholders listed in the Form SB-2, offer and sell their shares of common stock to investors for less than the price offered by us, our attempt to sell our securities may be adversely affected as a result of the concurrent offering by stockholders listed in the Form SB-2. Investors may negotiate prices with stockholders listed in the Form SB-2 which are lower than the price we are offering our shares of common stock. Furthermore, potential investors may not be interested in purchasing shares of our common stock on any terms if stockholders sell substantial amounts of our common stock.

WE MAY FACE POTENTIAL REGULATORY ACTION OR LIABILITY IN CONNECTION WITH OUR 2001 PRIVATE PLACEMENT.

Our issuance of common stock and warrants in a private placement which was completed in 2001 could subject us to potential adverse consequences, including securities law liability and the voiding of contracts entered into in connection with the private placement. If our activities or the activities of other parties in the 2001 private placement are deemed to be inconsistent with securities laws under Section 29 of the Securities Exchange Act of 1934 or our activities or the activities or the activities of other parties are deemed to be inconsistent with the broker dealer registration provisions of Section 15(a) of the Exchange Act:

o we may be able to void our obligation to pay transaction-related fees in connection with the private placement and we may receive reimbursement for fees already paid;

o persons with whom we have entered into securities transactions that are subject to these transaction-related fees may have the right to void these transactions; and
o    we may be subject to regulatory action.

Due to the inherent uncertainties involved with the interpretation of securities laws, we are unable to predict the following: the validity of any potential liability in connection with our private placement, the outcome of any regulatory action or potential liability or the outcome of voiding transactions in connection with the private placement. The defense of any regulatory action or litigation and any adverse outcome could be costly and could have a material adverse effect on our financial position and results of operations and could divert management attention.

DIGITAL COLOR PRINT'S INTENDED TENDER OFFER TO EXCHANGE ITS SHARES FOR UP TO 900,000 SHARES OF OUR COMMON STOCK MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Digital Color Print's intended tender offer to exchange shares for up to 900,000 shares of our common stock could result in Digital Color Print having up to 900,000 shares of our common stock that it could sell in the market. The sale of all or substantially all of such shares of our common stock by Digital Color Print may adversely affect the market price of our common stock.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may", "will," "should" or "anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding our ability to borrow funds from financial institutions or affiliates, to engage in sales of our securities, our intention to repay certain borrowings from future sales of our securities or cash flow, the ability to expand capacity by placing in service additional manufacturing equipment during 2003, our expected acquisition of business or technologies, our expectation that shipments to international customers will continue to account for a material portion of net sales, anticipated future revenues, our introduction of new products and our increasing our sales from digital copier, color and magnetic character recognition toner products during 2003, the prospective effects of having discontinued the Logical Imaging Solutions operations, sales, operations, demand, technology, products, business ventures, major customers, major suppliers, retention of key officers, management or employees, competition, capital expenditures, credit arrangements and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon our business. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements.

ITEM 2. PROPERTIES

We currently lease a facility of approximately 180,000 square feet in Norcross, Georgia from an affiliated party. This facility serves as our executive headquarters and houses our toner manufacturing facilities, as well as our research and development and sales and marketing departments. On February 5, 2003, we amended the lease to extend the term from March 31, 2009 to March 31, 2013 for this facility and it includes three options at our election to extend the term for five years each. On September 30, 2002, we divested Logical Imaging Solutions and no longer have the facility in Santa Ana, California. Management considers its facility to be sufficient for its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Color Imaging is not a party to nor is any of its property subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

Our common stock is traded on the Over the Counter Bulletin Board (the OTC Bulletin Board) under the symbol CIMG. Prior to July 7, 2000, our common stock was traded on the OTC Bulletin Board under the symbol ADTX. The following table sets forth the high and low prices of our common stock for the quarters indicated as quoted on the OTC Bulletin Board.

                                                  2001                           2002
                                       -------------------------     --------------------------
                                           HIGH            LOW           HIGH            LOW
                                       ----------     ----------     -----------    -----------

            First Quarter..........    $  3.0000      $  2.5000      $  3.3500      $   2.1000

            Second Quarter.........       2.6500         1.9000         2.5600          1.2500

            Third Quarter..........       2.7500         1.9000         2.3500          1.0100

            Fourth Quarter.........       4.3000         2.0000         1.6000          0.8000

The above quotations represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

HOLDERS

As of February 28, 2003, there were 325 holders of record of our common stock.

DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that our board of directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of the year ended December 31, 2002, the following securities were authorized for issuance under our equity compensation plans:

------------------------------------------- ---------------------------- -------------------------- -----------------------------
Plan Category                               Number of securities to be   Weighted-average           Number of securities
                                            issued upon exercise of      exercise price of          remaining available for
                                            outstanding options          outstanding options        future issuance under
                                                                                                    equity compensation plans
                                                                                                    (excluding securities
                                            (a)                          (b)                        reflected in column (a))
------------------------------------------- ---------------------------- -------------------------- -----------------------------
Equity   compensation  plans  approved  by
security holders                                       None                         N/A                         N/A
------------------------------------------- ---------------------------- -------------------------- -----------------------------
Equity  compensation plans not approved by
security holders                                      945,000                     $ 2.33                        N/A
------------------------------------------- ---------------------------- -------------------------- -----------------------------

Total                                                 945,000                     $ 2.33                        None
------------------------------------------- ---------------------------- -------------------------- -----------------------------

After the merger, on June 28, 2000, we granted options to acquire 500,000 shares of our common stock to senior members of our management at an exercise price of $2.00 per share. The options vest over a two to four year period and expire 5 years from their respective date of vesting.

During the year ended December 31, 2001, the board of directors granted officers and employees options to acquire 535,000 shares of our common stock and outside directors options to acquire 175,000 shares of our common stock at an exercise price of $2.75 per share. Of the 535,000 options granted to officers and employees, 25% vested immediately and the remainder will vest over 3 years. The officer and employee options expire 5 years from their respective date of vesting. Each outside director was granted options to acquire 25,000 shares of our common stock, for a total of 175,000 options, effective upon his or her election or appointment to the board of directors. The outside director options vest over 5 years, beginning with the first anniversary date of his or her appointment to the board, and expire 3 years from their respective date of vesting. As a result of employment terminations or resignations, as of December 31, 2002, options to purchase 190,000 shares of common stock by management or our employees have lapsed, and options to purchase 100,000 shares of our common stock granted to outside directors have lapsed.

The board of directors granted options to acquire 100,000 shares of our common stock to an officer at an exercise price of $2.00 per share during the year ended December 31, 2002. 25% vested immediately and the remainder will vest over 3 years. The options expire 5 years from their respective date of vesting. The officer is no longer with Color Imaging, and, as of December 31, 2002, options to acquire 75,000 shares of our common stock have lapsed and the remainder lapsed on February 6, 2003.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 and other financial information included elsewhere in this Report or incorporated herein by reference. The selected data presented below are derived from the Color Imaging's Consolidated Financial Statements. Prior to the merger on June 28, 2000, Color Imaging was a non-operating public shell. On September 30, 2002, Color Imaging divested itself of Logical Imaging Solutions, Inc. in a share exchange agreement with Digital Color Print, Inc. The historical results are not necessarily indicative of future results of operations.

                                                                                      Fiscal Year
      (Dollars in thousands, except per share data)           2002          2001         2000         1999          1998
                                                            ----------   -----------  -----------   -----------  -----------
Income Statement Data:
         Total revenue                                     $   28,000   $    29,970  $    11,385   $        --  $        --
         Operating income (loss)                                  988           732         (292)           --           --
         Net income (loss) from continuing operations             430           254         (386)           --           --
         Net loss from discontinued operations                   (261)         (204)        (272)         (384)        (643)
         Net income (loss)                                        169            50         (658)         (384)        (643)

         Diluted net income (loss) per share from
         continuing operations                                    .04           .03         (.05)           --           --

Balance Sheet Data:
         Cash and short-term investments                   $      129   $       394  $       338   $       950  $       950
         Net assets of discontinued operations                      0         2,264        1,547           570         (243)
         Total assets                                          16,114        19,817       19,295         1,520          707
         Working capital                                        1,797         4,352        1,891         1,520          707
         Long-term obligations                                  4,683         4,798        5,446            --           --
         Retained earnings (accumulated deficit)              (2,049)       (2,218)      (2,268))       (1,610)      (1,226)
         Total stockholders' equity                             5,241         7,608        5,036         1,520          707


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

On June 28, 2000, Color Imaging, formerly known as Advatex Associates, Inc. merged with Logical Imaging Solutions, Inc. and Color Image, Inc. and Logical Imaging Solutions and Color Image became wholly-owned subsidiaries of Advatex. The financial information contained in this report is in conformity with the purchase method of accounting. The assets, liabilities and operating results of Color Image are only included in the consolidated financial statements of Color Imaging from the date of acquisition, June 28, 2000, or for only the last six months of the year ended December 31, 2000 and for the full years ended December 31, 2001 and 2002, and discontinued operations are those of Logical Imaging Solutions for all periods. On December 31, 2000, Color Image was merged with and into Color Imaging. On September 30, 2002, we divested Logical Imaging Solutions in exchange for 1.7 million shares of our common stock and warrants to purchase up to 15% of the common stock of Digital Color Print or Logical Imaging Solutions. As the result of our disposing of Logical Imaging Solutions, Inc. we no longer offer printing systems to commercial printers nor the support services and consumables related thereto. As a further result of Color Imaging's divestiture of Logical Imaging Solutions, our investments in the furthering of Logical Imaging Solutions' technologies and carrying its operations have ceased. Significantly, since the merger on June 28, 2000, Color Imaging invested approximately $2.35 million in the operations of Logical Imaging Solutions and the development of its technologies with $675,000 of that amount having been invested during the nine month period ended September 30, 2002. The disposal of Logical Imaging Solutions eliminates the capital needed to support those operations and should result in improved profitability from operations.

Our strategy for growing revenue and operating profit is to expand, including through strategic acquisition(s), our printer and copier products business. The key elements of our strategy are (1) increasing vertical integration by supplying complete toner and cartridge devices, (2) capitalizing on our research and development expertise of producing specialty, color and digital copier and or multifunctional device toners, (3) exploiting the efficiencies associated with the investment made in manufacturing facilities, (4) expanding our sources for products from strategic suppliers that we can add value to or resell that complement our product lines and (5) expanding into new geographic markets, and broadening our sales channels.

The following discussion and analysis should be read in conjunction with our financial data and our Financial Statements and notes appearing elsewhere in this report.

Net sales for the year ended December 31, 2002 was $28 million, compared to $30 million in 2001 and $11.4 million in 2000. Net sales in 2002 decreased primarily due to reduced demand domestically and substantially reduced sales to our largest customer in the fourth quarter of 2002. All periods reflect the operating results of Color Image from after the date of the merger, June 28, 2000. In the twelve months ended December 31, 2002, 2001 and 2000, our net sales were primarily generated from the sale of finished consumable products for electronic printers and photocopying machines and comprised approximately 71.8%, 75.1% and 83.7% of net sales, respectively. For the twelve months ended December 31, 2002, 2001 and 2000, our two largest imaging products customers accounted for 47% and 20%, 41% and 16% and 0% and 0% of net sales, respectively. During the twelve months ended 2002, there were no sales to our third largest customer of 2001 who accounted for 12% of 2001 and was are largest customer accounting for 57% of 2000 net sales, since these sales were made directly to our largest customer during 2002. Sales to these customers consist primarily of analog copier products, and as a result are expected to decline over time unless these declining sales to these customers are offset by the sale of digital copier products. As of September 30, 2002, we no longer sell certain very low margin copier products purchased for resale to our largest customer. As a result, our sales will be less concentrated with our largest customer and our gross profit margins are expected to improve. Our orders for this discontinued very low margin product during 2002 were approximately $4 million, or 14% of our total sales for the year ended December 31, 2002 and represents approximately 33% of our sales for 2002 to our largest customer. During the fourth quarter of 2002, as the result of our largest customer having lost business from one of its major customers that has been using our product, orders from our largest customer further declined. Orders in the fourth quarter 2002 were approximately 43% lower than the previous quarterly averages of 2002, and we expect sales to our largest customer during 2003 to be about one-half of the amount sold to them during 2002, or down approximately $7 million. We do not have a written or oral contract with this customer. Our inventory for the discontinued product has been sold, and inventory in connection with the other products no longer sold by our largest customer to one its customers is still being sold to our largest customer for sale to others. We do not have a written or oral contract with our customers, and all sales are made through purchase orders. Though our sales are on purchase orders, these customers typically issue purchase orders three months in advance of the product delivery date and provide us with an additional two month rolling forecast. Consistent with the purchase orders and forecasts provided to us by our major customers, we provide our major suppliers with purchase orders three months in advance and an additional rolling forecast for two months. In April 2001, we changed our purchasing arrangement with our largest supplier to FOB origination from FOB destination, and we adjusted our pricing to reflect the change to costs.

Net sales made outside of the United States increased to approximately $10.3 million, or 37% of total sales for the twelve months ended December 31, 2002, compared to $7.2 million, or 24% for the twelve months ended December 31, 2001. This 42% increase in international sales resulted primarily from the increase in sales to our two largest customers. However, as a result of our no longer selling certain copier products to our largest customer, both our domestic and our international sales are expected to decrease for all of 2003, while our gross margin is expected to be higher throughout 2003 when compared to 2002.

The following table reflects the consolidated new orders, net of cancellations, revenues and backlog as of the beginning and end of the three years ended December 31, 2002, as well as for Color Imaging's two general product lines. All periods reflect the results of Color Image from after the date of the merger, June 28, 2000.


                                  Backlog                            Backlog
                                 at start                             at end
                                    of         New         Net          of
                                   Year       Orders     Revenue       Year
                                 --------    --------    --------    --------
                                             (IN THOUSANDS OF DOLLARS)
    2002:
      Copier Products            $  1,921    $ 20,576    $ 19,721    $  2,718
      Printer Products                483       8,465       8,279         473
                                 --------    --------    --------    --------
         Total                      2,404      29,041      28,000       3,191
                                 ========    ========    ========    ========
    2001:
      Copier Products               2,401      20,178      20,658       1,921
      Printer Products                856       8,939       9,312         483
                                 --------    --------    --------    --------
         Total                      3,257      29,117      29,970       2,404
                                 ========    ========    ========    ========
    2000:
      Copier Products               1,795       7,936       7,330       2,401
      Printer Products                 69       4,842       4,055         856
                                 --------    --------    --------    --------
         Total                   $  1,864    $ 12,778    $ 11,385    $  3,257
                                 ========    ========    ========    ========

CRITICAL ACCOUNTING ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, warranty and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant estimates and assumptions are reviewed and any required adjustments are recorded on a quarterly basis.

A critical accounting policy is one that is both important to the portrayal of Color Imaging's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

VALUATION ALLOWANCE FOR ACCOUNTS RECEIVABLE. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on historical experience, credit evaluations and specific customer collection issues we have identified. Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

INVENTORY VALUATION. Our inventories are recorded at the lower of standard cost or the current estimated market value. As with any manufacturer or wholesaler, economic conditions, cyclical customer demand, product introductions or pricing changes of our competitors and changes in purchasing or distribution can affect the carrying value of inventory. Demand for our products has fluctuated significantly and may do so in the future, which could result in an increase in the cost of inventory or an increase in excess inventory quantities on hand. As circumstances warrant, we record lower of cost or market inventory adjustments. In some instances these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns, estimated fair value and, in the case of toner products, whether or not they can be reformulated and manufactured into other products, and record any adjustment if estimated fair value is below cost. Through periodic review of each of our inventory categories and by offering markdown or closeout pricing, we regularly take steps to sell off slower moving inventory to eliminate or lessen the effect of any lower of cost or market adjustment. If assumptions about future demand or actual market conditions are less favorable than those projected by management, write-downs of inventory could be required, and there can be no assurance that future developments will not necessitate further write-downs.

VALUATION OF LONG-LIVED ASSETS. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of our long-lived assets, such as our investment in our toner manufacturing equipment. We have approximately $7.8 million invested in such equipment and plant improvements, with a carrying value of $6.7 million, that have estimated lives of up to twenty years. Should competing technologies or offshore competitors cause our manufacturing technology to be non-competitive, or should other events or circumstances indicate that the carrying amount of these assets would not be recoverable, the estimated life of these assets may need to be shortened and their carrying value could be materially affected. If the sum of the undiscounted expected cash flows from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss is recognized.

WARRANTY. We provide a limited warranty, generally ninety (90) days, to all purchasers of our products. Accordingly, we do not make a provision for the estimated cost of providing warranty coverage, and instead we expense these costs as they are incurred. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that our products are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically not been significant, we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs as we have in the past. In addition, the introduction of more expensive finished products, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty claims than anticipated, which could have a material adverse impact on our operating results for the periods in which such additional costs materialize.

RESULTS OF CONTINUING OPERATIONS

All periods reflect the operating results of Color Image from after the date of the merger, June 28, 2000.

Color Imaging's net sales were $28 million for the year ended December 31, 2002, a decrease of approximately 7% from December 31, 2001. The net sales by product category were as follows:


                                              % Increase                   % Increase
 (Dollars in thousands)            2002       (Decresse)        2001       (Decrease)        2000
                                -----------    ----------    -----------    ----------    ----------
Product Category:
 Cartridges and bottles
  Copier finished products        $16,581        (11%)         $18,579         147%          $ 7,516
  Printer finished products         3,533        (10%)           3,934          95%            2,018
                                -----------    ----------    -----------    ----------    ----------
                                   20,114        (11%)          22,513         136%            9,534

Bulk toner and parts                7,886          6%            7,457         303%            1,851
                                -----------    ----------    -----------    ----------    ----------
      Total net revenue           $28,000         (7%)         $29,970         163%          $11,385
                                ===========    ==========    ===========    ==========    ==========

The following table sets forth, for the periods indicated, selected information derived from Color Imaging's consolidated statements of operations and expressed as a percentage of net sales.


                                          Twelve Months Ended December 31,
                                   ---------------------------------------------
                                       2002             2001             2000
                                   -------------    ------------    ------------
Net sales                               100              100              100
Cost of goods sold                       84               85               87
Gross Profit                             16               15               13
Administrative expense                    5                5                7
Deferred charge write-off                 0                1                0
Research and development                  3                3                5
Sales and marketing                       5                4                4
Operating income                          3                2               -3
Interest and financing costs              1                1                2
Depreciation and amortization             2                2                3
Income before taxes                       2                1               -6
Provision for taxes (credit)              1                0               -2
Net income (loss)from continuing
  operations                              1                1               -3


                     YEARS ENDED DECEMBER 31, 2002 AND 2001

Net Sales. Our net sales decreased by $1.97 million, or 7%, to $28 million for the twelve months ended December 31, 2002, from $29.97 million for the twelve months ended December 31, 2001. Net sales made in the United States were $17.7 million, a decrease of $4.9 million, or 22%, from $22.6 million made in the comparable period in 2001. The decrease in net sales made in the United States resulted primarily from reduced sales to our largest customer and decreased demand generally for all of our products, while the increase in sales made outside of the United States was primarily the result of increased sales to our two largest customers. Of the $28 million in net sales, $20.1 million, or 72%, were attributable to cartridges and bottled toner products, compared to $22.5 million or 75% for the comparable period in 2001. The decrease in cartridge and bottled toner sales of $2.4 million or 11% was primarily the result of decreased sales to our largest customer and less demand domestically for these products. The revenue increase from bulk toner and parts was $0.4 million or 5% compared to 2001, largely as a result of increased sales to our largest customer. In the twelve months ended December 31, 2002, two distributors of imaging supplies accounted for approximately 47% and 20%, respectively, of net sales, with the latter being an OEM for which we private label. For twelve months ended December 31, 2001, these same two customers accounted for 42% and 16%, respectively.

Cost of Goods Sold. Cost of goods sold decreased by $2.18 million, or 8.5%, to $23.42 million from $25.60 million for the twelve months ended December 31, 2002 from the comparable period in 2001, primarily as the result of the decrease in net sales but also as a result of lower manufacturing costs. Cost of goods sold as a percentage of net sales decreased by 1.8 percentage points from 85.4% for the twelve months ended December 31, 2001 to 83.6% for the twelve months ended December 31, 2002. The decrease in the cost of goods sold as a percentage of net sales was primarily the result of reduced sales derived from certain very low margin products previously sold to our largest customer that have been discontinued and the effects of previous price increases on a few analog copier products. Having recently placed more efficient manufacturing equipment in service, we expect our cost of goods sold to further decrease as a percentage of net sales, but there can be no assurance in this regard.

Gross Profit. As a result of the above factors, gross profit increased to $4.6 million in the twelve months ended December 31, 2002 from $4.4 million in the twelve months ended December 31, 2001, or only $200,000, while net sales for the same period decreased by approximately $2 million.

Operating Expenses. Operating expenses decreased $80,000, or 2.3%, to $3,590,000 in the twelve months ended December 31, 2002 from $3,640,000 in the twelve months ended December 31, 2001, including the $215,000 deferred charge write-off in 2001. General and administrative, selling and R&D expenses increased, as a percentage of net sales, to 12.8% in the twelve months ended December 31, 2002 from 12.1% in the twelve months ended December 31, 2001 as the result of the decrease in net sales for the year and the increase in research and development and sales and marketing expenses. General and administrative expenses decreased approximately 10.5%, or $153,000 to $1,312,000 for the twelve months ended December 31, 2002 from the comparable period in 2001, largely resulting from reduced payroll, other taxes, travel and professional investor relations expenses. Selling expenses increased by $162,000, or 13.8%, in the twelve months ended December 31, 2002 compared to the twelve months ended December 31, 2001. Selling expenses increased primarily as a result of increased sales commission, advertising and payroll expenses. Research and development expenses increased by $156,000, or 19.7%, to $947,000 in the twelve months ended December 31, 2002, primarily as the result of efforts being redirected to toner research and development from the acquisition and construction of capitalized test fixtures utilized by Logical Imaging Solutions. We expect to continue to increase research and development expenditures in an effort to develop and bring to market more new products before our competition, while also reformulating certain product formulas to manufacture a greater percentage of our products on our more efficient production equipment.

Operating Income. As a result of the above factors, operating income increased by $256,000, or 35%, to $988,000 in the twelve months ended December 31, 2002 from $732,000 in the twelve months ended December 31, 2001.

Interest and Finance Expense. Interest expense decreased by $65,000 in the twelve months ended December 31, 2002 from the twelve months ended December 31, 2001. The decrease was primarily the result of reduced interest bearing debt levels.

Other Income. Other income increased by $7,000 from income of $40,000 to income of $47,000 in the twelve months ended December 31, 2002 from the twelve months ended December 31, 2001.

Income Taxes. As the result of our profit from continuing operations in the twelve months ended December 31, 2002, we recorded an income tax provision of $274,000 for the period, while the income tax provisions was $121,000 for the twelve months ended December 31, 2001.

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

All periods reflect the operating results of Color Image from after the date of the merger, June 28, 2000, and as a result for only six months in the period ended December 31, 2000.

Net Sales. Our net sales were $30.0 million for the year ended December 31, 2001, or an increase of 163% compared to $11.4 million for the six months ended December 31, 2000. Net sales made in the United States were $22.6 million, an increased of $12.4 million, or 122%, from $10.2 million for the six months ended December 31, 2000. The decrease in net sales made in the United States resulted primarily from reduced sales to our largest customer and decreased demand generally for all of our products, while the increase in sales made outside of the United States was primarily the result of increased sales to our two largest customers. Of the $30.0 million in net sales, $22.5 million, or 75%, were attributable to cartridges and bottled toner products, compared to $9.5 million or 84% for the six months ended December 31, 2000. The increase in cartridge and bottled toner sales of $13 million or 136% was primarily the result of increased sales to our two largest customers and including Color Image's net sales for only the last six months of 2000. The revenue increase from bulk toner and parts was $5.6 million or 303% compared to the six months ended December 31, 2000, largely as a result of increased sales to our largest customer and including Color Image's net sales for only the last six months of 2000. In the twelve months ended December 31, 2001, two distributors of imaging supplies accounted for approximately 42% and 16%, respectively, of net sales, with the latter being an OEM for which we private label. For the six months ended December 31, 2000, the products sold to our two largest customers of 2001 were sold to a third customer and accounted for 64% of our total sales in 2000.

Cost of Goods Sold. Cost of goods sold increased by $15.7 million or 159% to $25.6 million in the year ended December 31, 2001 from $9.9 million in the year ended December 31, 2000. Had Color Image's entire year 2000 been included, cost of goods sold would have increased by $8.1 million or 45%. This increase was primarily due to increased net sales. Cost of goods sold as a percentage of net sales decreased to 85% in the year ended December 31, 2001 from 87% in 2000.

Gross Profit. As a result of the above factors, gross profit increased by $2.9 million in the year ended December 31, 2001 from $1.5 million in the six months ended December 31, 2000. Gross profit as a percentage of net sales was 15% and 13% for December 31, 2001 and 2000, respectively.

Operating Expenses. Operating expenses, excluding the deferred charge write-off, increased $1.6 million or 91% to $3.4 million in the year ended December 31, 2001 from $1.8 million in the year ended December 31, 2000, primarily as the result of only including Color Image's operating expenses for the last half of 2000. Notwithstanding the deferred charge write-off, general and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 12% in the year ended December 31, 2001 from 16% in the year ended December 31, 2000. General and administrative expenses increased by $691,000, or 89%, primarily as the result of only reflecting Color Image's expenses for only the last half of the year 2000. The general and administrative expenses that did increase in 2001 compared to 2000 were primarily those for professional fees and payroll as the result of the expanded operations of Color Imaging. Selling expenses increased by $698,000, or 148%, in the year ended December 31, 2001 compared to the year ended December 31, 2000, primarily as the result of only reflecting Color Image's expenses for only the last half of the year 2000. The selling expenses that did increase in 2001 compared to 2000 were primarily those in connection with increased marketing costs associated with the increased revenues. Selling expenses as a percentage of net sales was 4% in both 2001 and 2000. Research and development expenses increased by $240,000, or 44%, to $791,000 in the year ended December 31, 2001, primarily as the result of only reflecting Color Image's research and development costs for the last half of the year 2000. Research and development expenses as a percentage of net sales decreased to 3% in the year 2001, from 5% in the year 2000, reflecting the higher sales level.

Deferred Charge Write-Off. An expense of $215,000 was recorded in the year ended December 31, 2001, for expenditures related to activities in connection with an acquisition of a manufacturing business that was not consummated. $53,000 of this expense was incurred during the year ended December 31, 2000 and $162,000 during the year ended December 31, 2001.

Operating Income. As a result of the above factors the operating income increased by $1,024,000, to income of $732,000 in the year ended December 31, 2001 from a loss of $292,000 in the year ended December 31, 2000. $256,000 of the year ended December 31, 2000 operating loss resulted from expenses in connection with our factory relocation.

Interest and Finance Expense. Interest expense increased by $175,000 in the year ended December 31, 2001 from the year ended December 31, 2000, primarily as a result of only including Color Image's interest expense for the last half of 2000.

Other Income. Other income increased by $166,000 from expenses of $126,000 to income of $40,000 in the year ended December 31, 2001 from the year ended December 31, 2000. This increase was primarily due to not having the expenses in 2001 for the disposal of equipment in connection with our factory relocation during 2000.

Income Taxes. As the result of our increased profit in the year ended December 31, 2001, income tax provisions were $122,000 compared to a tax credit of $254,000 for the year ended December 31, 2000.

RESULTS OF DISCONTINUED OPERATIONS

On September 30, 2002, we completed a share exchange agreement with Digital Color Print, Inc., whereby we received 1.7 million shares of our common stock in exchange for all of the shares of the common stock of our subsidiary, Logical Imaging Solutions, Inc. The financial statements included herein, reflect the divestiture of Logical Imaging Solutions, Inc. as discontinued operations.

The following table sets forth, for the periods indicated, selected information relating to the discontinued operations of Logical Imaging Solutions that has been derived from our consolidated statements of operations.



                                          Nine Months Ended                    Twelve Months
                                            September 30,                          Ended
                                                                                December 31,
                                         --------------------    -------------------------------------------
                                                 2002                    2001                    2000
                                         --------------------    --------------------    -------------------
     Net revenue                           $      464,628          $      551,400            $     723,063
     Operating (loss)                            (406,570)               (289,328)                (350,999)
     Net (loss)                            $     (261,326)         $     (204,154)           $    (271,799)
                                         ====================    ====================    ===================


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, Color Imaging had cash on hand of $129,000 and the availability under our revolving credit line with our bank was $935,000. Our working capital and current ratio was approximately $1.8 million and $4.3 million and 1.29 to 1 and 1.59 to 1, respectively, at December 31, 2002 and 2001.

Color Imaging generated positive cash flows from continuing operating activities of $950,000 in the twelve months ended December 31, 2002 compared to $737,000 used by continuing operations in the twelve months ended December 31, 2001. The increase in operating cash flows from continuing operations in the twelve months ended December 31, 2002 was primarily due to the reduction in inventories and higher net income. Operating cash flows used by discontinued operations were $676,000 and $921,000 for the years ended December 31, 2002 and 2001, respectively, resulting in net operating cash flows provided by operations of $273,000 and used by operations of $1,658,000 for the years ended December 31, 2002 and 2001, respectively.

Cash flows used in investing activities were $568,000 in the twelve months ended December 31, 2002, compared to $255,000 in the twelve months ended December 31, 2002 and 2001, respectively. The increase in cash used in investing activities in the twelve months ended December 31, 2002, was entirely attributable to increased capital expenditures in connection with our most recent factory expansion completed at the end of the third quarter of 2002.

Cash flows provided by financing activities for the twelve months ended December 31, 2002 was $29,000, resulting primarily from the $1,000,000 in net loans we received from three directors, compared to $1,968,000 provided by financing activities for the comparable period of 2001. The cash flows provided by financing activities for the twelve months ended December 31, 2001 were derived primarily from proceeds from the sale of our common stock.

We have a $2.5 million revolving line of credit with our bank that had an outstanding balance as of December 31, 2002 of $1,022,000. At the end of each month, for the following month, we have an interest rate option of either the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50% or our bank's prime interest rate minus 0.25%. As of December 31, 2002, the interest rate was the one-month Libor rate of 1.38% plus 2.50% (3.88%). This revolving line of credit has a June 30, 2003 expiration date. Under the line of credit, we are permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million of such inventories and not to exceed 60 percent of the total outstanding). Based on the foregoing formula, we had $935,000 of the additional monies available to us to borrow from the bank as of December 31, 2002. We have granted our bank a security interest in all of our assets as security for the repayment of the line of credit. The bank agreement contains various covenants which Color Imaging is required to maintain, and as of December 31, 2002, we were in compliance with these covenant requirements.

Funds generated from operating activities and availability under credit facilities is expected to be sufficient to fund our operations and other obligations in 2003, and the $6,075,000 of proceeds received in March 2003 from our offering on Form SB-2, subject to our acceptance in accordance with the subscription procedures, is significantly greater than the amounts required for our planned investing and financing expenditures for 2003. We believe that our planned investing and financing activities for 2003 will result in increased revenues and operating margins and reduce interest expense.

COMMITMENTS

Key suppliers include overseas toner, raw materials, cartridge, parts and components manufacturers capable of meeting our material specifications. As of December 31, 2002, Color Imaging had unconditional commitments to purchase $2.7 million of toner, raw materials, cartridges, parts and other merchandise with future delivery dates. Due to minimum order quantities and long lead times for many of these products, we have made purchase commitments that may be in excess of future production requirements, and it could take several months to use all of these product commitments in the manufacture of our products. These purchase commitments are not expected to result in any significant losses, though those in connection with older analog copier products have a higher risk of obsolescence than those used in the manufacture of our other products.

Color Imaging leases its headquarters and manufacturing building and certain small equipment. As of December 31, 2002, minimum rental commitments under noncancellable leases total $6,476,000, of which $531,000, $545,000 and $558,000 are payable in fiscal years 2003, 2004 and 2005, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations". This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale.

The adoption of the above standards had no effect on our financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items. Color Imaging is required to adopt SFAS No. 145 in fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will apply to exit or disposal activities initiated by Color Imaging after fiscal 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements are effective immediately and are reflected in Note 8 of Notes to Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any investments or assets outside of the United States. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We estimate that about 80% of our transactions are denominated in U.S. dollars, excepting those sales in Euros to our second largest customer's operations in Europe. Accordingly, beginning in 2001, we are subject to foreign currency risk with respect to future costs or cash flows from our sales in Euros. We have adjusted our prices annually with our customer to reflect the change in the exchange rate and do not expect to be subject to material foreign currency risk, accordingly, with respect to those sales. As a result, to date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange. We incurred a net foreign currency transaction gain of $2,858 in 2002 and loss of $1,877 in 2001. Our pricing for our products sold in Euros is currently at the rate of 0.96 Euros relative to the U.S. dollar, and at December 31, 2002, according to information available from the Pacific Exchange Rate Service, the exchange rate for the Euro relative to the U.S. dollar was
0.95363. A 10% change in the value of the Euro from .96 Euros relative to the United States dollar would cause approximately an $8,000 foreign currency translation adjustment in an average month, a type of other comprehensive income
(loss), which would be a direct adjustment to stockholders' equity.

Our revolving line of credit bears interest based on interest rates tied to the prime rate or LIBOR rate, either of which may fluctuate over time based on economic conditions. As a result, we are subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and we are in a borrowing mode.

Color Imaging's investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Investments made by Color Imaging will principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates of five years or less. Because of the credit criteria of the Color Imaging's investment policies, the primary market risk associated with these investments is interest rate risk. Color Imaging does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. Since Color Imaging did not have any monies invested in securities at December 31, 2002, we are not subject any market or interest rate risk in connection with securities available-for-sale. Management believes that a reasonable change in raw material prices could have a material impact on future earnings or cash flows, because we generally are not able to offset increases to our costs with higher prices for our products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Annual Report on Form 10-K:


                                                                    Page
                                                                    ----
  Financial Statements:

  Independent Auditors' Report.......................................29

  Consolidated Balance Sheets December 31, 2002 and 2001  ...........30

  Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000 ..................................31

  Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2002, 2001, and 2000......................32

  Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001, and 2000..................................33

  Notes to Consolidated Financial Statements December 31, 2002,
  2001 and 2000......................................................34

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF COLOR IMAGING, INC.
NORCROSS, GEORGIA

We have audited the accompanying consolidated balance sheets of Color Imaging, Inc. (a Delaware corporation) and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed on the Index of
Item 15(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Color Imaging, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the Unites States of America.


                            LAZAR LEVINE & FELIX LLP

New York,  New York
February 7, 2003
except for Note 17
the date of which
March 7, 2003

                       COLOR IMAGING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001




                                                                               2002                     2001
                                                                         ---------------           ---------------
                               - ASSETS -
CURRENT ASSETS:
       Cash                                                               $    128,501              $    393,981
       Accounts receivable -- net of allowance for doubtful accounts
         of $64,178 and $72,911 for 2002 and 2001, respectively              2,390,019                 2,894,003
       Inventories                                                           5,080,237                 5,604,975
       Deferred taxes                                                               --                   190,509
       Related party portion of IDR bond -- current                             83,160                    79,596
       Other current assets                                                    304,672                   335,621
       Net assets of discontinued subsidiary                                        --                 2,264,117
                                                                         ---------------           ---------------
                         TOTAL CURRENT ASSETS                                7,986,589                11,762,802
                                                                         ---------------           ---------------

PROPERTY, PLANT AND EQUIPMENT -- NET                                         7,038,111                 7,013,070
                                                                         ---------------           ---------------

OTHER ASSETS:
       Related party portion of IDR bond                                       735,340                   818,500
       Deferred offering costs                                                 121,924                        --
       Other assets                                                            231,571                   222,131
                                                                         ---------------           ---------------
                                                                             1,088,835                 1,040,631
                                                                         ---------------           ---------------
                                                                          $ 16,113,535              $ 19,816,503
                                                                         ===============           ===============
            - LIABILITIES & STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
       Revolving credit lines                                             $  1,022,470              $  1,462,416
       Accounts payable                                                      3,543,680                 4,841,414
       Current portion of notes payable                                        363,789                   340,232
       Current portion of notes payable - related parties                      401,937                        --
       Current portion of bonds payable                                        350,000                   335,000
       Other current liabilities                                               507,782                   432,043
                                                                         ---------------           ---------------
                       TOTAL CURRENT LIABILITIES                             6,189,658                 7,411,105
                                                                         ---------------           ---------------

LONG TERM LIABILITIES:
       Notes payable                                                           989,667                 1,352,893
       Notes payable - related parties                                         598,063                        --
       Bonds payable                                                         3,095,000                 3,445,000
                                                                         ---------------           ---------------

                         LONG TERM LIABILITIES                               4,682,730                 4,797,893
                                                                         ---------------           ---------------

TOTAL LIABILITIES                                                           10,872,388                12,208,998
                                                                         ---------------           ---------------

COMMITMENTS & CONTINGENCIES
STOCKHOLDERS' EQUITY:
       Common stock, $.01 par value, authorized 20,000,000 shares;
         8,437,965 and 10,099,175 shares issued and outstanding on              84,380                   100,992
       December 31, 2002 and 2001, respectively
       Additional paid-in capital                                            7,205,909                 9,873,939
       Stock subscription receivable                                                --                  (149,000)
       Accumulated deficit                                                  (2,049,142)               (2,218,426)
                                                                         ---------------           ---------------
                                                                             5,241,147                 7,607,505
                                                                         ---------------           ---------------
                                                                          $ 16,113,535              $ 19,816,503
                                                                         ===============           ===============

See notes to consolidated financial statements.

                       COLOR IMAGING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                                               Year Ended December 31,
                                                                     --------------------------------------------
                                                                         2002            2001            2000
                                                                     ------------    ------------    ------------
SALES                                                                $ 28,000,309    $ 29,969,768    $ 11,385,069
COST OF SALES                                                          23,421,429      25,598,095       9,882,089
                                                                     ------------    ------------    ------------
GROSS PROFIT                                                            4,578,880       4,371,673       1,502,980
                                                                     ------------    ------------    ------------

OPERATING EXPENSES:

      Administrative                                                    1,312,317       1,464,683         773,744
      Deferred charge write-off                                                --         215,371              --
      Research and development                                            946,848         791,498         551,027
      Sales and marketing                                               1,331,454       1,168,585         470,625
                                                                     ------------    ------------    ------------
                                                                        3,590,619       3,640,137       1,795,396
                                                                     ------------    ------------    ------------


INCOME (LOSS) FROM OPERATONS                                              988,261         731,536        (292,416)
                                                                     ------------    ------------    ------------

OTHER INCOME (EXPENSE):
      Interest and other income (expense)                                  47,201          39,782        (126,457)
      Interest and financing costs                                       (330,606)       (395,598)       (221,304)
                                                                     ------------    ------------    ------------
                                                                         (283,405)       (355,816)       (347,761)
                                                                     ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                           704,856         375,720        (640,177)
PROVISION (BENEFIT) FOR INCOME TAXES                                      274,246         121,790        (253,592)
                                                                     ------------    ------------    ------------
NET INCOME FROM CONTINUING OPERATIONS                                     430,610         253,930        (386,585)

(LOSS) FROM OPERATIONS OF SUBSIDIARY
  DISPOSED OF - NET OF INCOME TAX                                        (261,326)       (204,154)       (271,799)
                                                                     ------------    ------------    ------------
NET INCOME (LOSS)                                                    $    169,284    $     49,776    $   (658,384)
                                                                     ============    ============    ============
INCOME (LOSS) PER COMMNON SHARE:
  Basic
    Continuing operations                                            $        .04    $        .03    $       (.05)
    Discontinued operations                                                  (.02)           (.02)           (.04)
                                                                     ------------    ------------    ------------
    Basic earnings (loss) per share                                  $        .02    $        .01    $       (.09)
                                                                     ============    ============    ============
  Diluted
    Continuing operations                                            $        .04    $        .03    $       (.05)
    Discontinued operations                                                  (.02)           (.02)           (.04)
                                                                     ------------    ------------    ------------
    Diluted earnings (loss) per share                                $        .02    $        .01    $       (.09)
                                                                     ============    ============    ============
  Weighted average shares outstanding:
    Basic                                                               9,686,429       7,985,071       7,055,763
    Diluted                                                             9,686,429       8,560,369       7,055,763



See notes to consolidated financial statements.

                       COLOR IMAGING, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                                      ADDITIONAL         STOCK                         TOTAL
                                                          COMMON       PAID-IN        SUBSCRIPTION    ACCUMULATED   STOCKHOLDERS'
                                         SHARES           STOCK        CAPITAL         RECEIVABLE       DEFICIT        EQUITY
                                     -------------   ------------     -----------   -------------   -------------    -----------
Balance at December 31, 1999            3,999,987     $   40,000      $3,058,241      $       --     $(1,609,818)     $1,488,423

Acquisition of Color Image              3,000,000         30,000       3,194,039              --              --       3,224,039

Exercise of stock warrants                 46,211            462          91,960              --              --          92,422

Common stock issued in
   private placement                      444,750          4,447         885,053              --              --         889,500

Net loss for the year                          --             --              --              --        (658,384)       (658,384)
                                     -------------   ------------     -----------   -------------   -------------    -----------

Balance at December 31, 2000            7,490,948         74,909       7,229,293              --      (2,268,202)      5,036,000

Exercise of stock warrants                 55,452            555         110,349              --              --         110,904

Exercise of stock warrants -
    cashless                            1,104,815         11,048         (11,048)             --              --              --

Common stock, issued for services          10,000            100          24,900              --              --          25,000

Common stock, issued in private
    placement                           1,437,960         14,380       2,520,445        (149,000)             --       2,385,825

Net income for the year                        --             --              --              --          49,776          49,776
                                     -------------   ------------     -----------   -------------   -------------    -----------

Balance at December 31, 2001           10,099,175        100,992       9,873,939        (149,000)     (2,218,426)      7,607,505

Stock subscription received                    --             --          (5,649)         149,000             --         143,351

Exercise of stock warrants -
    cashless                               38,790            388             (388)             --             --              --

Common stock, exchanged for
    subsidiary disposed of             (1,700,000)       (17,000)     ( 2,661,993)             --             --      (2,678,993)


Net income for the year                        --             --               --              --        169,284         169,284
                                     -------------   ------------     -----------   -------------   -------------    -----------

Balance at December 31, 2002            8,437,965     $   84,380       $7,205,909    $        --     $(2,049,142)     $5,241,147
                                     =============   ============     ===========   =============   =============    ===========

See notes to consolidated financial statements.

                       COLOR IMAGING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                                                  YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                            2002            2001            2000
                                                                        ------------    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)from continuing operations                           $    430,610    $    253,930    $   (386,585)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                          542,661         569,731         371,107
      Deferred income taxes                                                  190,509         121,001        (254,976)
      Allowance for doubtful accounts                                         (8,733)         72,911              --
      Compensatory stock                                                          --          25,000              --
    (Increase) decrease in:
      Accounts receivable                                                    512,717         476,987        (112,593)
      Inventory                                                              524,738        (862,087)        792,316
      Prepaid expenses and other assets                                     (100,415)         51,228         383,264
      Due from related party - IDR bond                                       79,596          76,032              --
    Increase (decrease) in:
      Accounts payable and accrued liabilities                            (1,221,997)     (1,521,895)        437,828
                                                                        ------------    ------------    ------------
      Net cash provided (used) by continuing operations                      949,686      (  737,162)      1,230,361

      Net cash (used) by discontinued operations                            (676,202)       (921,043)     (1,213,259)
                                                                        ------------    ------------    ------------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       273,484      (1,658,205)         17,102
                                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (567,702)       (254,630)     (1,200,880)
                                                                        ------------    ------------    ------------
      NET CASH (USED IN) INVESTING ACTIVITIES:                              (567,702)       (254,630)     (1,200,880)
                                                                        ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under line of credit                            (439,946)         63,416        (541,000)
  Proceeds from long-term debt                                                    --              --         500,000
  Principal payments of long-term debt                                      (339,667)       (271,792)       (278,681)
  Principal payments of IDR bond                                            (335,000)       (320,000)             --
  Proceeds from related party borrowing                                    1,100,000              --              --
  Principal repayments to related party                                     (100,000)             --         (90,000)
  Proceeds from sale of stock                                                143,351       2,496,729         981,922
                                                                        ------------    ------------    ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                               28,738       1,968,353         572,241
                                                                        ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                             (265,480)         55,518        (611,537)
  Cash at beginning of year                                                  393,981         338,463         950,000
                                                                        ------------    ------------    ------------
CASH AT END OF YEAR                                                     $    128,501    $    393,981    $    338,463
                                                                        ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                              $    299,226    $    385,656    $    206,168
  Income taxes                                                                    --              --              --
NONCASH ITEMS:
  Common stock issued                                                   $        388    $     11,148    $         --



See notes to consolidated financial statements.

                               COLOR IMAGING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

Image and Logical each received the same number of shares and both the board of directors and executive officers of Color Imaging were equally divided between the managements of Logical and Image. However, since the majority of the voting stock was held by directors coming from Logical or including former Logical directors, Logical was determined to be the accounting acquirer in the reverse merger with Advatex, based upon guidance provided by Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) Topic 2A and APB 16, regarding Business Combinations.

The fair market value of the shares being issued in the reverse acquisition transaction could not be determined and accordingly, the transaction was valued at the fair market value of the issuer's net assets, which approximated their carrying value. As a result, and consistent with treatment of a merger between a non-operating public shell and privately held entity, no goodwill was recognized.

Concurrently with the above transaction, Advatex, the legal acquirer, issued 3,000,000 shares of common stock (with a per share value of $1.00 as determined in the aforementioned reverse acquisition by Logical of Advatex) in exchange for the outstanding shares of Image. This transaction was accounted for under the purchase method of accounting. The fair value of Image's assets was reviewed to determine the allocation of the cost of the purchase to tangible and intangible assets, including goodwill. Management determined that no adjustment to the financial statements of Image was necessary, and that the fair value of the tangible and intangible assets of Image was equivalent to their respective book values and no goodwill was recognized in this transaction. The assets, liabilities and operating results of Image are only included in the consolidated financial statements of Color Imaging from the date of acquisition, June 28, 2000.

The following unaudited pro forma results of operations were developed assuming the acquisition had occurred at the beginning of the earliest period presented.


                           Year Ended December 31,2000
                            (Unaudited Proforma Data)

                         -----------------------------

Net sales                         $   21,204,435
Net loss                                (517,934)
Loss per share                    $        (0.07)



On July 7, 2000, by a vote of the majority of stockholders, Advatex Associates, Inc. (Advatex), changed its name to Color Imaging, Inc. (the Company or Color) and approved the reverse stock split. On December 31, 2000, Image merged into Color with Color being the surviving entity.

Color develops, manufactures and markets products used in electronic printing and photocopying. Color designs, manufactures and delivers black text toners, specialty toners, including color and MICR (magnetic characters used on checks and other financial documents). Color also supplies other consumable products used in electronic printing and photocopying, including toner cartridges, cartridge components, photoreceptors and imaging drums.

See Note 3 regarding Discontinued Operations - Disposal of Logical.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A. PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

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

C. FAIR VALUE FINANCIAL INSTRUMENTS:

The carrying values of the Company's current financial instruments approximate fair value due to the short term in which these instruments mature. The carrying values of the Company's lines of credit and long-term debt approximate fair value because the variable interest rates approximate the prevailing interest rates for similar debt instruments.

D. CONCENTRATION OF CREDIT RISK:

Financial instruments, which potentially subject the Company to concentrations of credit risk are cash equivalents, marketable securities and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and marketable securities and at December 31, 2002 its investments were in cash held in highly rated financial institutions. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring cash in advance, payment by credit card, letters of credit or guarantees. The Company's customer base is comprised principally of domestic distributors and dealers of copier supplies and re-manufacturers of laser printing consumable products. The Company's international customers are comprised principally of an OEM and a large international distributor. Management does not believe significant risk exists in connection with the Company's concentrations of credit at December 31, 2002.

E. CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

F. INVENTORIES:

Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method for raw materials, work-in-process and finished goods. Consideration is given to deterioration, obsolescence and other factors in evaluating the estimated market value of inventory based upon management's judgment and available information. Costs in inventory include materials, direct labor, and applied manufacturing overhead.

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

Depreciation of the Company's property, plant, and equipment is computed using the straight-line method. The average estimated useful lives are as follows:



                                                       Years
                                                     ----------
        Leasehold improvements                             10
        Machinery and equipment                        5 - 20
        Furniture and fixtures                         7 - 10



H. INTANGIBLE ASSETS:

Intangible assets are comprised of patents and intellectual property. All intangible property is amortized by the straight-line method, over their respective useful lives, commencing upon completion of commercialization. Intangibles are periodically reviewed to assess recoverability from future operations using undiscounted cash flows in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

I. STOCK-BASED COMPENSATION:

The Company grants stock options for a fixed number of shares of common stock to employees with an exercise price equal to the fair value of the common stock at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. See Note 8B.

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

K. REVENUE RECOGNITION:

The Company recognizes revenues in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101).

The Company designs, manufactures, acquires from third parties and sells toner and parts used in electronic printing and photocopying. Revenue from such product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all significant obligations of the Company have been satisfied.

L. ADVERTISING COSTS:

In accordance with SOP No. 93-7, Reporting on Advertising Costs, the Company expenses all advertising expenditures as incurred. The Company incurred $106,077, $57,473 and $33,226 in advertising costs during 2002, 2001 and 2000, respectively.

M. RESEARCH AND DEVELOPMENT EXPENSES:

Research  and  development  costs are  charged  to  expense  when  incurred  and
aggregated   $946,848,   $791,498  and   $551,027  for  2002,   2001  and  2000,
respectively, from continuing operations.

N. EARNINGS (LOSS) PER COMMON SHARE:

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Since the Company reported a loss from operations in 2000, the exercise of stock options and warrants was not assumed since the result would be antidilutive for that year.

O. FOREIGN CURRENCY TRANSACTIONS:

During 2001, the Company began selling its products in certain overseas markets where the prices were denominated in Euros. All balance sheet accounts resulting from foreign transactions are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and statements of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables (or payables) are included in the consolidated statements of operations. As of December 31, 2002, there were no material balance sheet items resulting from foreign currency transactions. An aggregated gain of $2,858 and a loss of $1,877 from the settlement of foreign receivables was recognized for the years ended December 31, 2002 and 2001, respectively, and are included in other expense on the statements of operations. The Company had no sales denominated in currencies other than the U.S dollar in 2000.

P. DEFERRED CHARGES:

The Company, in connection with a proposed offering (the Offering) of its securities, has incurred certain costs which have been deferred and which will be charged against the proceeds of the Offering or charged to expense in the event the Offering is not completed.

The Company also defers certain expenditures related to the activities associated with the acquisition of business assets, which the Company has determined have a future economic benefit. These expenditures are then capitalized into the cost of the assets upon acquisition. Management reviews these assets whenever the circumstances and situations change such that there is an indication that the carrying amount is not recoverable. When management's best estimate of the future economic benefit of these assets is less than the carrying amount, the carrying amount is reduced to the fair value and a write-off is recognized. Deferred charges written off are not restored.

At December 31, 2000, the Company had recorded deferred charges aggregating $53,805 in connection with fees and costs related to the planned acquisition of a manufacturing business, and, during 2001, incurred additional costs of $161,566. The Company was not able to consummate this acquisition and, as of December 31, 2001, wrote off such deferred costs.

Q. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations". This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale.

The adoption of the above standards had no effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items. The Company is required to adopt SFAS No. 145 in fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will apply to exit or disposal activities initiated by the Company after fiscal 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements are effective immediately and are reflected in Note 8.

NOTE 3. DISCONTINUED OPERATIONS:

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

Following is summary financial information for the Company's discontinued Logical Imaging Solutions, Inc. subsidiary:



                                                  Nine Months Ended                          Year Ended
                                                    September 30                             December 31,
                                                 ------------------          ------------------------------------------
                                                       2002                        2001                     2000
                                                 ------------------          ------------------       -----------------
         Net sales                                 $   464,628               $    551,400             $    723,063
                                                 ------------------          ------------------       -----------------

         Loss before taxes                            (406,570)                  (289,328)                (350,999)
         Income tax benefit                           (145,244)                   (85,174)                 (79,200)
                                                 ------------------          ------------------       -----------------
         Net loss from discontinued
                operations                         $  (261,326)              $   (204,154)            $   (271,799)
                                                 ==================          ==================       =================



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

In addition, the amendment to the share exchange agreement also provides that Mr. Brennan's (the Company's former chief executive officer) employment agreement will be immediately terminated upon the transaction's closing and severance of $6,058 per two-week period, plus reimbursement of health and life insurance premium costs formerly payable through June 10, 2003 will be terminated as of March 10, 2003.

The financial statements and related notes presented herein have been restated to reflect discontinued operations accounting as a result of this transaction.

Logical designs, manufactures and delivers complete printing systems, including software, control units and print engines to its customers. Logical's development efforts focused on creating a digital variable printing process that provides high-speed, color printing systems for commercial applications.

NOTE 4. INVENTORIES:

Inventories for continuing operations consisted of the following components as of December 31, 2002 and 2001:


                                                        2002          2001
                                                   -------------   -----------
       Raw materials                               $    427,752    $  723,480
       Work-in-process                                1,021,496       967,982
       Finished goods                                 3,665,953     3,987,343
       Obsolescence allowance                          ( 34,964)     ( 73,830)
                                                   -------------   -----------
                    Total                          $  5,080,237    $5,604,975
                                                   -------------   -----------


NOTE 5. PROPERTY AND EQUIPMENT:

Property and equipment of continuing operations consisted of the following as of December 31, 2002 and 2001:


                                                           2002           2001
                                                       -----------    -----------
 Furniture and fixtures                                 $   88,836       $ 86,586
 Test equipment                                            527,151        452,517
 Manufacturing machinery and equipment                   6,544,886      6,146,299
 Leasehold improvements                                  1,360,737      1,268,506
                                                       -----------    -----------
                                                         8,521,610      7,953,908
 Less: accumulated depreciation and amortization        (1,483,499)      (940,838)
                                                       -----------    -----------
                                                        $7,038,111     $7,013,070
                                                       ===========    ===========



Depreciation and amortization expense amounted to $542,661, $569,731 and $371,107 in 2002, 2001 and 2000, respectively.


NOTE 6. BORROWING ARRANGEMENTS:

As a condition of its Bank's consent to the business combination (see Note 1), the Company, on August 30, 2000, entered into an amended and restated borrowing arrangement, granting to the bank a security interest in all of the Company's assets as security for the payment of the obligations owed the bank.

The Company has a $2.5 million revolving line of credit with an outstanding balance as of December 31, 2002 of $1,022,470, which bears interest at the rate of 3.88% (the one-month libor of 1.38% plus 2.5%) as of December 31, 2002. The revolving line of credit has a June 30, 2003 expiration date. Under the line of credit, the Company is permitted to borrow 85% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $1.1 million).

The Bank agreement contains various covenants that the Company is required to maintain, and as of December 31, 2002, the Company was in compliance with these covenants.



Long-term debt was comprised of the following as of December 31:
                                                                                        2002       2001
                                                                                    ----------  ---------
Term note  payable to a financial  institution  due in monthly  installments  of principal and interest of $848 through March 2003; bears interest at 8.0%,
     collateralized  by  automobile  with a net book  value of  $26,386                $ 2,501    $12,021

Term note  payable to a financial  institution  due in monthly  installments  of principal and interest of $10,676 through November 2005; bears interest at
     10.215%; collateralized by inventory, accounts receivable and equipment           329,844    419,245

Term note payable to a financial institution in monthly installments of principal and  interest  of $27,205  through  June 2006 bears  interest at 7.90%;
     collateralized by inventory, accounts receivable and equipment (see Note 7).
     On February 5, 2003, the note was modified and monthly installments of principal of $23,716 begin February 24, 2003 and continue through May 2006
     with interest at the 30-day libor rate plus 2.5%                                  998,803  1,234,755

Various equipment notes maturing in 2006                                                22,308     27,104
                                                                                    ----------  ---------
                                                                                     1,353,456  1,693,125
   Less current maturities                                                             363,789    340,232
                                                                                    ----------  ---------
                                                                                    $  989,667 $1,352,893
                                                                                    ========== ==========



The aggregate scheduled maturities of long-term debt for each of the next four years are as follows:


        2003                         $  363,789
        2004                            393,328
        2005                            428,254
        2006                            168,085
                                     -----------
        Total                        $1,353,456
                                     ===========


NOTE 7. INDUSTRIAL DEVELOPMENT REVENUE BOND:

On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and a Related Party. The 1.22% revenue bonds as of December 31, 2002, are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured by all the assets of the Company and by real property owned by the Related Party. The bonds along with the line of credit and term loan (see Note 6) are held by two related financial institutions.

A loan agreement between the Authority and the Company and a Related Party allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to purchase and install certain manufacturing equipment, while $974,128 was used by the Related Party to pay down the mortgage on the real property leased to the Company (see
Note 10). The Company and the Related Party are jointly obligated to repay any outstanding debt. Under the Joint Debtor Agreement of June 28, 2000, between the Company and the Related Party, each has agreed to be responsible to the other for their share of the bond obligations and that any party causing an act of default shall be responsible for 100% of the bond obligations. The amount for which the Related Party is responsible to the Company is reflected in current and other assets of the Company. The Related Party amounts owed to the Authority are secured by a lien on the real property leased by the Company and by personal guarantees executed by members of the Related Party. At this time, the Company believes that the Related Party portion of the bond is fully collectible. As of December 31, 2002, the bond principal outstanding was $3,445,000 and the portion due from the Related Party was $818,500.

The aggregate maturities of bonds payable for each of the next five years and thereafter are as follows:

                   Company         Related Party         Total
                  ----------       -------------    ------------
2003              $  266,000        $   84,000       $  350,000
2004                 281,200            88,800          370,000
2005                 296,400            93,600          390,000
2006                 307,800            97,200          405,000
2007                 452,200           142,800          595,000
Thereafter         1,014,600           320,400        1,335,000
                  ----------       -------------    ------------
Total             $2,618,200        $  826,800       $3,445,000
                  ==========       =============    ============

NOTE 8. STOCKHOLDERS EQUITY:

A. COMMON STOCK AND STOCK WARRANTS:

As discussed in Note 1, the Company issued an aggregate of 6,000,000 shares of its common stock to the stockholders of Logical and Image in exchange for their shares in Logical and Image in a merger transaction. Simultaneously, in 2000, the Company effected a reverse stock split of one for 6.0779 shares of common stock.

As part of the Merger, the Company granted warrants (the New Warrant) to purchase up to 100,000 shares of the common stock of the Company to professional advisors to the Merger. The New Warrant entitles the warrant holder to purchase, at any time and for a five-year period, a share of common stock of the Company for $2.00 per share. In addition, original stockholders of Logical at December 31, 2001, own 225,507 similar warrants (the Old Warrant). The Old Warrant entitled the warrant holder to purchase, at any time until September 15, 2002, a share of common stock of the Company for $2.70 per share. As of December 31, 2002 and 2001, the Company had received $0 and $110,905, respectively, in proceeds from the exercise of Old Warrants. During August 2002 seven holders of Old Warrants were issued 38,085 shares of the Company's common stock for having exercised Old Warrants to purchase 157,116 shares of the Company's common stock, on a cashless basis, and on September 15, 2002, Old Warrants to purchase 12,939 shares of the Company's common stock expired.

The Company issued Units consisting of common stock and common stock underlying warrants to investors in a private placement approved by the Board of Directors on August 29, 2000. Each Unit in the private placement was priced at $2.00 and consisted of one common share of the Company's common stock and one warrant to purchase one share of common stock at an exercise price of $2.00. An additional warrant to purchase common stock of the Company, for each Unit purchased in the private placement, was issued to subscribers, at no additional cost, whose investment(s) aggregated at least $300,000. The warrants expire November 30, 2003. During 2001, the Company issued and sold 1,437,960 Units for a total of
$2,925,920 in cash and notes receivable. The Company also issued, at no additional cost, 1,312,960 additional warrants during this same period. In March 2002, subsequent to the balance sheet date of December 31, 2001, the Company rescinded one transaction entered into during 2001 for the sale of 25,000 shares of common stock and warrants to purchase 25,000 shares of the common stock of the Company. This transaction has been retroactively reflected in the financial statements as of December 31, 2001. The Company paid fees of $59,520 in connection with the private placement. Additionally, the Company issued 129,837 warrants to finders to purchase the Company's common stock at an exercise price of $2.00. During 2001, holders of the Company's warrants exercised 2,462,500 warrants on a cashless basis and received 1,104,815 shares of the Company's common stock. During 2002, holders of the Company's warrants exercised 1,750 warrants on a cashless basis and received 705 shares of the Company's common stock. No underwriting discounts or commissions were paid to any person. As of March 12, 2002, all notes receivable have been fully paid by the investors.

On October 30, 2001, the Company issued and sold 1,000,000 shares of its common stock to one accredited investor in exchange for $2 million. The purchase price was $2.00 per share, of which $10,000 was payable in cash and $1,990,000 was payable in the form of a recourse promissory note, payable at the earlier of (i) six months after the registration statement covering the shares is declared effective or (ii) twelve months from the date of the purchase agreement. The Company also agreed to issue up to 500,000 warrants to purchase its common stock to the investor in the event it resells the shares at a purchase price of at least $2.00 per share. These warrants are exercisable for one year at an exercise price of $2 per share. In March 2002, when the shares could not be registered with the Securities and Exchange Commission while the promissory note was unpaid, the Company and the investor mutually rescinded this transaction and the Company has retroactively reflected this rescission as of December 31, 2001.

See Note 17. Subsequent Event.

B. STOCK OPTIONS:

After the Merger, on June 28, 2000, the Company granted options to acquire 500,000 shares of the common stock of the Company to senior members of the Company's management at an exercise price of $2.00 per share. The options vest over a two to four year period and expire 5 years from their respective date of vesting.

The Company granted options to acquire 710,000 shares of the common stock of the Company to employees, officers and directors at an exercise price of $2.75 per share during the year ended December 31, 2001. 535,000 options were granted to officers and employees of which 25% vested immediately and the remainder vest over 3 years. The officer and employee options expire 5 years from their respective date of vesting. Each outside director of the Company was granted options to acquire 25,000 shares of the common stock of the Company, for a total of 175,000 options, effective upon his or her election or appointment to the board of directors. The outside director options vest over 5 years, beginning with the first anniversary date of his or her appointment to the board, and expire 3 years from their respective date of vesting. As of December 31, 2002, options to purchase 190,000 and 100,000 shares of the Company's common stock by employees and outside directors, respectively, have lapsed.

The Company granted options to acquire 100,000 shares of the common stock of the Company to an officer at an exercise price of $2.00 per share during the year ended December 31, 2002, of which 25% vested immediately and the remainder vest over 3 years. As of December 31, 2002, the officer was no longer an employee of the Company and options to purchase 75,000 of the 100,000 shares of the Company's common stock have lapsed.

Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

No compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the common stock upon date of grant. No adjustment has been made for the non-transferability of the options or for the risk of forfeiture at the time of issuance. Forfeitures are instead recorded as incurred. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                                Year ended December 31,
                                                    -------------------------------------------------
   Weighted-average assumptions                         2002              2001             2000
   ----------------------------------------------   --------------    --------------   --------------
   Risk-free interest rate                              2.35%            4.51%             6.02%
   Dividend yield                                       0.00%            0.00%             0.00%

   Expected market price volatility factor              0.88              0.26             0.49

   Weighted-average expected life of option            3 years          3 years           3 years


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

Had the effects of stock-based compensation been accounted for in the financial statements using the Black-Scholes option pricing method, the net income and the basic and diluted earnings per share would have been approximately as follows:

                                          2002           2001           2000
                                       ----------     ----------     -----------
Net income (loss), as reported....    $  169,284     $   49,776     $  (658,384)

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects                                 65,457         46,755         182,203
                                       ----------     ----------     -----------
Pro forma net income (loss)........    $ 103,827      $   3,021      $ (840,587)
                                       ==========     ==========     ===========

Basic Earnings per share:
As reported........................    $     .02      $     .01     $      (.09)
Pro forma..........................          .01            .00            (.12)

Diluted Earnings per share:
As reported........................    $     .02      $     .01     $      (.09)
Pro forma..........................          .01            .00            (.12)


A summary of the Company's stock option activity, and related information, follows:

                                               2002                    2001                     2000
                                       -------------------    ---------------------    ---------------------
                                                  Weighted                 Weighted                 Weighted
                                                   Average                  Average                  Average
                                                  Exercise                 Exercise                 Exercise
                                       Options     Price       Options        Price     Options        Price
                                      ---------   --------    ---------    --------    ---------    --------
Outstanding at beginning of year      1,210,000     $ 2.44      500,000      $ 2.00           --      $   --
Granted                                 100,000       2.00      710,000        2.75      500,000        2.00
Exercised                                    --         --           --          --           --          --
Terminated                             (365,000)      2.60           --          --           --          --
                                      ---------               ---------                ---------
Outstanding at end of year              945,000       2.33    1,210,000        2.44      500,000        2.00
                                      =========               =========                =========

Exercisable at end of year              667,500     $ 2.22      503,750      $ 2.21      250,000      $ 2.00

Weighted average fair value of
  options granted during the year        $  .98                  $ 1.98                   $ 1.85


The weighted-average remaining contractual life of these options is 5 years.

C. RETAINED EARNINGS:

The Company is limited in its ability to declare and pay dividends by the terms of certain debt agreements.

NOTE 9. PENSION PLANS AND POSTRETIREMENT BENEFITS:

The Company has adopted the Color Image, Inc. Profit Sharing Retirement Plan. Under this defined contribution plan, employees with one year or more of service who have worked at least 1,000 hours and have reached age 21 are eligible for participation. Participants may contribute between 1% and 15% of their compensation as basic contributions. The Company will match 50% of the first 3% deferred by any participant. Company contributions vest from 20% in the second year of service to 100% in the sixth year. For the years ended December 31, 2002, 2001 and 2000, the Company incurred expenses of $20,783, $24,355 and $9,940, respectively.

NOTE 10. RELATED-PARTY TRANSACTIONS:

A. LEASE

The Company leases certain facilities under a real property lease agreement with Kings Brothers, LLC, amended on February 5, 2003 extending the expiration date from March 31, 2009 to March 31, 2013 (the Related Party -- see Note 7). The rental payments for the periods ending December 31, 2002, 2001 and 2000 were $518,484, $505,836 and $186,427, respectively.

Minimum annual lease commitments are as follows:

2003                                              $    531,444
2004                                                   544,730
2005                                                   558,348
2006                                                   572,307
2007                                                   586,612
Thereafter                                           3,682,826
                                                  ------------
Total minimum lease payments                      $ 6,476,2626
                                                  ============


B. PURCHASES

The Company purchases copier and laser printer products from an entity in which three directors have a beneficial ownership interest. Purchases for the 2002, 2001 and 2000 years aggregated approximately $2,148,279, $2,061,683 and $435,500 respectively. See also Note 14.

NOTE 11. INCOME TAXES:

The provision for income taxes is composed of the following

                                  2002          2001             2000
                              ----------    ------------    ------------
Current:
             Federal           $ 70,538     $  130,470      $  (231,325)
             State               13,199         73,380         ( 51,495)
Deferred:
             Federal            160,482        (87,500)          50,971
             State               30,027          5,440          (21,743)
                              ----------    ------------    ------------
                               $274,246     $  121,790      $  (253,592)
                              ==========    ============    ============

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income from continuing operations, before cumulative effect of accounting changes is:

                                                 2002        2001       2000
                                              ---------   ---------   --------
Tax at U.S. statutory rates                      34.00%     34.00%    (34.00%)
State income taxes net of federal tax benefit     6.38       6.16      (4.26)
Other-net                                        (1.48)     (7.74)     (1.35)
                                              ---------   ---------   --------
                                                 38.90%     32.42%    (39.61%)
                                              =========   =========   ========

The components of the net deferred income tax asset as of December 31, 2002 and 2001, are as follows:

                                                        2002           2001
                                                     ----------     ----------
Deferred tax assets:
    Inventory                                        $        --    $      165
    Accounts receivable                                   24,388         8,340
    Accrued expenses                                      57,000        62,861
    Federal tax credits                                  110,000       172,405
    Net operating loss carry-forward                      66,838        92,344
                                                      ----------    ----------
                                                         258,226       366,115
    Valuation allowance for deferred tax assets               --       (53,760)
                                                      ----------    ----------
                                                         258,226       312,355
Deferred tax liabilities:
   Fixed assets                                         (258,226)     (121,846)
                                                      ----------    ----------
   Net deferred tax asset                             $       --    $  190,509
                                                      ==========    ==========

At December 31, 2002 and 2001, the Company has recorded a net deferred tax asset of $ 0 and $190,509 which is reflected in Current Assets and Other Assets in the consolidated balance sheet. Realization of the asset is dependent on generating sufficient taxable income in future periods. The Company had experienced operating losses for the 2000 and 1999 years. A significant portion of the loss sustained in 2000 was a result of non-recurring moving expenses and management does not foresee any like charges for the next few years. The Company has taxable income for 2002 and projects taxable income for 2003, as such, the Company believes that it is more likely than not that a substantial portion of the deferred tax asset will be realized, and consequently, has not established a valuation allowance.

At December 31, 2002, the Company had net operating loss carryforwards (NOLs) of $336,000 for income tax purposes that expire in years beginning 2020.

NOTE 12. EMPLOYMENT AGREEMENTS:

On June 28, 2000, the Company entered into employment agreements with its Chief Executive Officer, President, Chief Financial Officer and Vice President Marketing and Sales. All four of the employment agreements have a 5 year term. The Company is obligated to pay the Chief Executive Officer and President annual salaries of $150,000 with a guaranteed increase of 5% per annum over the term of the agreements. The Company is obligated to pay the Chief Financial Officer an annual salary of $144,000 with a guaranteed increase of 5% over the term of his agreement. In addition to commissions earned under the Company's sales incentive program, the Company is obligated to pay the Vice President Marketing and Sales an annual salary of $89,250 with a guaranteed increase of 5% per annum over the term of his agreement. In addition to his salary, the Vice President Marketing and Sales also receives a commission on certain of the Company's sales. Each employee may terminate the agreement upon 6 months notice to the Company. The Company may terminate each employee upon 6 months notice by the Company; provided, however, that the Company is obligated to pay to the employee his annual base salary, commissions or bonuses earned, and benefits for a period of 12 months after the date of such notice.

Each of the officers voluntarily waived the annual increases to their salaries that would have otherwise been payable upon the second anniversary of their respective contracts. The President and Chief Financial Officer voluntarily agreed to accept reduced annual increases upon the third anniversary of their respective agreements in the amount of 2.5%. Upon the divestiture of Logical Imaging Solutions on September 30, 2002, the Chief Executive Officer's
employment with the Company was terminated with the Company agreeing to pay compensation and related benefit costs of the Chief Executive Officer through March 10, 2003. On December 27, 2002, the employment agreement with the Vice President Sales and Marketing was terminated, and in connection with his Salary Continuation and Deferred Compensation agreement of 1998 (the "SCDC Agreement") his salary was reduced to $45,500 effective December 30, 2002, and would be further reduced to $35,750 effective March 24, 2003. Commissions were made payable to the Vice President Marketing and Sales on most of the Company's sales, and his retirement date was extended from February 1, 2003 to December 31, 2003.

The employment agreements with the above named officers also commits the Company to purchasing for their benefit certain life insurance plans. For the periods during which such plans were in place for the Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2002, 2001, and 2000, the Company paid or reimbursed the Chief Executive Officer $0, $0 and $15,584 and Chief Financial Officer and $6,446, $0 and $0, respectively, for such supplemental life insurance plans. The Company pays the premiums and is the collateral assignee of four split dollar life insurance policies owned by the President. Pursuant to the policies the Company will, upon his death or earlier liquidation of each such policy, be entitled to the refund of all premium payments made by the Company on the policies, and the balance of the proceeds will be paid to the President's designated beneficiaries. The split dollar life insurance premiums were $22,773, $13,526 and $8,253 during 2002, 2001 and 2000, respectively. The monies due from its President in connection with these life insurance policies at the years ended December 31, 2002, 2001 and 2000 was $134,877, $112,103 and $98,578, respectively. The Company owns and is the beneficiary of a life insurance policy on its Vice President Marketing and Sales to fund the SCDC Agreement. Upon the officer's retirement, he, or his beneficiaries, are to receive 120 monthly payments of $2,500 per month or, as provided, the net present value of any unpaid amounts. The life insurance premiums paid by the Company to fund the SCDC Agreement in 2002, 2001 and 2000 were $20,882, $21,977 and $11,238, respectively. The SCDC Agreement was modified on December 27, 2002, changing the retirement date of the Vice President Marketing and Sales from February 1, 2003 to December 31, 2003.

See also Note 3 regarding Discontinued Operations

NOTE 13. SIGNIFICANT CUSTOMERS:

For the year ended December 31, 2002, two distributors/customers of imaging supplies accounted for 47% and 20% of net sales from continuing operations. For the year ended December 31, 2001, three distributors/customers of imaging supplies accounted for 42%, 16% and 12% of net sales from continuing operations. For the year ended December 31, 2000, a reseller of imaging supplies accounted for 64% of net sales from continuing operations. The Company does not have a written or oral contract with any of these customers. All sales are made through purchase orders.

NOTE 14. SIGNIFICANT SUPPLIERS:

For the years ended December 31, 2002, 2001 and 2000, the Company purchased 44%, 51% and 38%, respectively, of its raw materials and supplies from one supplier in connection with the sale of copier products. For the years ended December 31, 2002, 2001, and 2000, the Company purchased 10%, 7% and 4%, respectively, of its components and parts from a supplier in connection with the sale of both copier and printer products. See also Note 10 B.

NOTE 15. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region are as follows:

                                              2002                             2001                            2000
                                 ------------------------------   -------------------------------  ---------------------------
        United States                 $ 17,728,982      63%            $ 22,600,553      75%            $ 10,164,567     89%
        Europe                           5,638,161      20%               5,255,415      18%                 743,749     7%
        Asia                             1,253,862       5%                 647,146       2%                 375,020     3%
        Other                            3,379,304      12%               1,466,654       5%                 101,733     1%
                                 -----------------    -------     -----------------    -------     -----------------   -------
        Total                         $ 28,000,309      100%           $ 29,969,768      100%           $ 11,385,069    100%
                                 =================    =======     =================    =======     =================   =======


NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per share data).

                                                                                Quarter
                                                               ----------------------------------------
               Fiscal 2002                                      First      Second     Third      Fourth
               -----------                                     -------    -------    -------    -------
               Sales, net                                      $ 7,661    $ 7,970    $ 6,654    $ 5,715
               Income from continuing operations                   369        187        300        132
               Net income, continuing operations                   186         73        117         55
               Net income, discontinued operations                 (70)       (93)       (98)        --
                                                               -------    -------    -------    -------
               Net income (loss)                                   116        (20)        19         55

               Net income (loss) per share:
                   Continuing operations                           .02        .01        .01        .01
                   Discontinued operations                        (.01)      (.01)      (.01)        --
                                                               -------    -------    -------    -------
                      Basic                                        .01         --         --        .01

                   Continuing operations                           .02        .01        .01        .01
                   Discontinued operations                        (.01)      (.01)      (.01)        --
                                                               -------    -------    -------    -------
                      Diluted                                      .01         --         --        .01

               Fiscal 2001
               -----------
               Sales, net                                      $ 5,354    $ 7,990    $ 9,712    $ 6,914
               Income from continuing operations                   161        216        352          3
               Net income, continuing operations                    33         76        182        (37)
               Net income, discontinued operations                 (39)       (31)       (36)       (98)
                                                               -------    -------    -------    -------
               Net income (loss)                                   ( 6)        44        146       (135)

               Net income (loss) per share:
                   Continuing operations                            --        .01        .02         --
                   Discontinued operations                        (.01)        --         --       (.01)
                                                               -------    -------    -------
               -------
                      Basic                                       (.01)       .01        .02         --

                   Continuing operations                            --        .01        .02         --
                   Discontinued operations                          --         --         --       (.01)
                                                               -------    -------    -------    -------
                      Diluted                                       --        .01        .02       (.01)


NOTE 17. SUBSEQUENT EVENT:

On January 23, 2003 the Company's offering of up to 7 million shares of its common stock at a price of $1.35 per share on Form SB-2 filed with the SEC was declared effective, and on March 6, 2003, the Company received $6,075,000 in proceeds from an affiliate for the purchase of 4.5 million shares of its common stock. On March 7, 2003, the Company announced that subject to the acceptance of the subscription by the Company, in accordance with the subscription procedures, the Company's offering on Form SB-2 would be terminated on March 13, 2003.

On February 3, 2003, the Company's Board of Directors authorized the rescission or repurchase of units offered and sold in the Company's private placement completed in 2001 to one or more investors, upon such terms and conditions and for payment of such amounts as management deemed, at their sole discretion, to be in the best interest of the Company. The units offered and sold in the private placement consisted of one share of common stock at a price of $2.00 and a warrant to purchase one share of common stock at an exercise price of $2.00, expiring November 30, 2003. In connection with investments aggregating at least $300,000, the Company also issued additional warrants at no cost to purchase shares of the Company's common stock at an exercise price of $2.00 and expiring on November 30, 2003.

During February 2003, the Company agreed to repurchase 162,960 shares of the Company's common stock and warrants to purchase 325,920 additional shares of its common stock for $349,920 from two stockholders. On March 3, 2003, pursuant to the terms of the repurchase, 12,960 shares of the Company's common stock and warrants to purchase 25,920 shares of common stock was exchanged for $49,920 and the assignment and release of potential claims, and the repurchase of 150,000 shares of common stock and warrants to purchase 300,000 shares of the common stock and the assignment and release of potential claims will be exchanged for $300,000 in nine equal monthly installments beginning March 31, 2003 and ending November 30, 2003. At any time prior to the repurchase of all of the 150,000 shares of common stock and warrants to purchase shares of common stock, the stockholder of such securities to be repurchased may exercise a one-time option to terminate the repurchase of the remaining unpurchased securities. In that event, the Company will no longer be obligated to repurchase any of such shares of common stock or warrants to purchase shares of the Company's common stock from such stockholder. No further purchases are anticipated under this authorization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Each of the individuals listed in the table below is currently a director and or executive officer of Color Imaging. The name and ages of each director and executive officer, his principal occupation, and the period during which he has served as a director is set forth in the table. Each of the executive officers of Color Imaging was elected by the Board of Directors to serve until the Board of Directors' meeting immediately following the next annual meeting of shareholders or until his earlier resignation or removal by the Board of
Directors:

                 NAME                  AGE           SERVICE AS A DIRECTOR                           POSITION
      ---------------------------     -------     -----------------------------     -------------------------------------------
      Jui-Hung Wang                     56        Since June 2001                   Director and Chairman of the Board
      Sueling Wang, PhD                 49        Since June 2000                   President, Vice Chairman and Principal
                                                                                    Executive Officer
      Morris E. Van Asperen             59        Since June 2000                   Executive Vice President, Chief Financial
                                                                                    Officer, Secretary and Director
      Charles R. Allison                69        Since June 2000                   Vice President, Marketing and Sales,
                                                                                    Director
      Jui-Chi Jerry Wang                46        Since June 2000                   Director
      Jui-Kung Wang                     59        Since September 2001              Director

Color Imaging's board of directors retains the responsibilities of the Compensation Committee, and upon the divestiture of Logical Imaging Solutions on September 30, 2002, and resultant resignation of the directors affiliated therewith, the responsibilities of the Audit Committee have since been performed by the entire board.

The employment histories of Color Imaging's directors and executive officers is set forth below:

Jui-Hung (Jack) Wang, Chairman since June 2002, has served as a director of Color Imaging since June 2001. He was a founder and director of Color Image, Inc. until its merger with Color Imaging. He is a founder and serves as Chairman of General Plastic Industrial Co., Ltd, a leading Taiwan based manufacturer of after market injection molded cartridges and accessories for copiers and laser printers. Since January 2001, Mr. Wang has served as a director of Taiwan Yu-Tzu Company, a food company. In 1998, Mr. Wang was a founding member of Kings Brothers LLC, which leases space to Color Imaging used for our headquarters and manufacturing facilities in Norcross, Georgia. From 1986 to 1994, Mr. Wang was mayor of Wu-Chi Town, Taiwan.

Sueling Wang, PhD., became President and Vice-Chairman of Color Imaging in June 2000. From 1989 to 2000, he served as President and director of Color Image, Inc. which was merged with Color Imaging. Dr. Wang was also a founder of Color Image Inc. In 1998, Dr. Wang was a founding member of Kings Brothers LLC, which leases space to Color Imaging used for our headquarters and manufacturing facilities in Norcross, Georgia. Dr. Wang received a M.S. degree from the University of Windsor, in Ontario, Canada and a PhD degree from the University of Detroit. Dr. Wang's expertise in resin synthesis brought him into the toner industry and led to the formation of Color Image, Inc. in 1989.

Morris E. Van Asperen has served as Executive Vice President, Chief Financial Officer and director of Color Imaging since June 2000 and Secretary since June 2001. From 1998 he served as director of Logical Imaging Solutions and was from August 2000 its Executive Vice President, Chief Financial Officer and Secretary until it was disposed of by Color Imaging in September 2002. In 1986 he was employed by the National Bank of California as Senior Vice President, Corporate Banking, and when he left the bank in July 2000 he was its Executive Vice President and Credit Administrator. Mr. Van Asperen also has extensive experience as a financial and management consultant to businesses of up to $50 million in revenues and 1,000 employees in construction, household goods, industrial glass, electronics manufacturing and software development. From 1977 to 1984, he served as Vice President & Chief Financial Officer of ATE Associates, Inc., a supplier of test fixtures and software for numerous military aircraft programs. Mr. Van Asperen received a B.S. degree in Mathematics from the University of Oklahoma and an M.B.A. degree from Pepperdine University.

Charles R. Allison, a director since June 2000, was made Vice President, Marketing and Sales in December 2002. Prior to that he served as Vice President, Technology of Color Imaging since July 2002. From 1992 to 2000, he served as Vice President of Marketing and Sales of Color Image, Inc., which was merged with and into Color Imaging. From 1982 to 1991, he served as Vice President of Sales and Marketing, and general manager, at Synfax Manufacturing, Inc., an early developer of consumable products for EBI-based printing technologies. Mr. Allison has held other senior positions in the printing/imaging industry, including positions with Minolta Corporation, Litton Business Systems and Royal McBee.

Jui-Chi (Jerry) Wang has served as a director of Color Imaging since June 2000. From 1994 until 2000, he served as a director of Color Image, Inc., which was merged with Color Imaging. Since 1984, Mr. Wang has served as President of General Plastic Industrial Co. Ltd (GPI), a Taiwan-based plastics manufacturer specializing in injection moldings and more particularly toner cartridges and accessories for copiers and laser printers. In 1998, Mr. Wang was a founding member of Kings Brothers LLC, which leases space to Color Imaging used for our headquarters and manufacturing facilities in Norcross, Georgia. Mr. Wang received a Master's Degree in Computer Engineering from the University of Southern California.

Jui-Kung (Elmer) Wang has served as a director of Color Imaging since September 2001. He was a founder of Color Image, Inc. in 1989 and its Chairman until its merger with Color Imaging. He is a co-founder and has served as a director of General Plastic Industrial Co., Ltd, a leading Taiwan based manufacturer of after market injection molded cartridges and accessories for copiers and laser printers since 1978. In 1998 Mr. Wang was a founding member of Kings Brothers LLC, which leases space to Color Imaging we use for our headquarters and manufacturing facilities in Norcross, Georgia. Mr. Wang has been a professor of management with Tung-Hai University, Taiwan for over 20 years. He has received a bachelor's degree in economics, and MBA and PhD degrees in management.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The members of the board of directors, certain executive officers of Color Imaging and persons who hold more than 10% of Color Imaging's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act which require them to file reports with respect to their ownership of common stock and their transactions in common stock. Based upon the copies of Section 16(a) reports that the Color Imaging received from such persons for their 2002 fiscal year transactions in the common stock and their common stock holdings, Color Imaging believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, board members and greater than ten-percent stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation earned by our chief executive officer and the three other most highly compensated executive officers who were serving as such as of December 31, 2002, 2001 and 2000 (collectively, the Named Executive Officers), whose aggregate compensation for fiscal years 2002, 2001 and 2000 exceeded $100,000 for services rendered in all capacities to Color Imaging and its subsidiaries for that fiscal year.

                                                                    SUMMARY COMPENSATION TABLE
                                    ---------------------------------------------------------------------------------------
                                                     ANNUAL                       LONG-TERM COMPENSATION
                                                  COMPENSATION        -----------------------------------------------------
                                               --------------------    SECURITIES UNDERLYING              ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR            SALARY                  OPTIONS(#)               COMPENSATION ($)(1)
--------------------------------    --------   --------------------   -------------------------   -------------------------
Dr. Sueling Wang                     2002                 $158,439                      --                 $  38,736 (2)
President and                        2001                 $158,423                 100,000 (6)             $  22,313 (2)
 Chief Executive Officer (10)        2000                 $149,159                 200,000 (7)             $  18,887 (2)

Michael W. Brennan (11)              2002                 $157,500                      --                     6,889
                                     2001                 $151,442                 150,000 (6)             $   6,403
                                     2000                 $146,485                      --                 $  25,591 (3)

Morris E. Van Asperen                2002                 $151,200                      --                    14,353 (4)
Executive Vice President             2001                 $146,714                 100,000 (6)             $   5,461
Chief Financial Officer &            2000                 $ 54,294                 200,000 (8)             $      --
Secretary

Charles R. Allison                   2002                 $103,028                      --                 $  27,321 (5)
Vice President                       2001                 $106,379                  50,000 (6)             $  28,145 (5)
 Marketing & Sales                   2000                 $101,996                  50,000 (9)             $  25,902 (5)

(1) For named executive officers the amount reported represents the cost of group insurance benefits, Color Imaging's matching contribution to the 401(k) plan for the officer and other life insurance policies maintained for him, as further described in the notes for each officer, respectively.
(2) The split dollar life insurance premiums were $22,773, $13,526 and $8,253 during 2002, 2001 and 2000, respectively. Pursuant to the policies Color Imaging will, upon his death or earlier liquidation of each such policy, be entitled to the refund of all premium payments made by Color Imaging on the policies, and the balance of the proceeds will be paid to Mr. Wang's designated beneficiaries.
(3) The split dollar life insurance policy is no longer in force. Premiums paid during 2000 were $15,584.
(4) The life insurance premiums reimbursed by Color Imaging in 2002, 2001 and 2000 was $6,446, $0 and $0, respectively.
(5) The life insurance premiums paid by Color Imaging in 2002, 2001 and 2000 were $20,882, $21,977 and $22,476, respectively. Color Imaging owns and is the beneficiary of this policy and maintains it to fund the deferred compensation agreement with Mr. Allison. Upon Mr. Allison's retirement, he, or his beneficiaries, are to receive 120 monthly payments of $2,500 per month or, as provided, the net present value of any unpaid amounts.

(6) Options granted by action of the board of directors on March 21, 2001. 25% vest upon grant and the balance vest 25% per year upon each anniversary of the date of grant. The options expire five years after their respective vesting date(s). As the result of Mr. Brennan's termination effective September 30, 2002, with the divestiture of Logical Imaging Solutions by Color Imagng, Mr. Brennan's options lapsed without exercise on December 31, 2002.
(7) The options were granted as part of the officer's employment agreement on June 28, 2000. 100,000 vested immediately and the remainder vested ratably over the next two years upon the anniversary date of the grant.
(8) The options were granted as part of the officer's employment agreement on June 28, 2000. 100,000 vested immediately and the remainder vested ratably over the next four years upon the anniversary date of the grant. Mr. Van Asperen joined Color Imaging as Executive Vice President in August 2001.
(9) The options were granted as part of the officer's employment agreement on June 28, 2000. 25,000 vested immediately and the remainder vested ratably over the next two years upon the anniversary date of the grant.
(10) As a result of Mr. Brennan's resignation, Dr. Wang is the principal executive officer of Color Imaging, and continues to serve as President and Vice Chairman of the Color Imaging, Inc. See "Color Imaging, Inc. - "Discontinued Operations" beginning on page 5.
(11) On June 10, 2002, Mr. Brennan was replaced as Chairman and Chief Executive Officer of Color Imaging, Inc., and as of September 30, 2002, he is no longer an employee. See "Color Imaging, Inc. - "Discontinued Operations" beginning on page 5.


OPTION GRANTS TABLE

No options were granted to the Named Executive Officers during the year ended December 31, 2002.

OPTION EXERCISES AND YEAR-END VALUE TABLE

None of the Named Executive Officers exercised stock options during 2002. The following table sets forth certain information regarding unexercised options held at year-end by each of the Named Executive Officers.


AGGREGATED OPTION EXERCISES IN 2002 AND OPTION VALUES AT DECEMBER 31, 2002
                                                                                  NUMBER OF SECURITIES
                                                                                 UNDERLYING UNEXERCISED
                                                                                         OPTIONS
                                                                        ------------------------------------------
                                  SHARES
                                 ACQUIRED              VALUE
NAME                            ON EXERCISE           REALIZED              EXERCISABLE           UNEXERCISABLE
-------------------------    ----------------      ---------------      ------------------     -------------------
Sueling Wang                         0                     0                     250,000                  50,000

Michael W. Brennan (1)               0                     0                           0                       0

Morris E. Van Asperen                0                     0                     200,000                 100,000

Charles R. Allison                   0                     0                      75,000                  25,000


     --------------------
     (1) Mr. Brennan's options lapsed, without having been exercised, on December 31, 2002, as the result of the termination of his employment with Color Imaging on September 30, 2002.

Based on the closing price of our common stock of $1.20 on December 31, 2002, no unexercised options were in the money for the Named Executive Officers.

EMPLOYMENT AGREEMENTS

On June 28, 2000, Color Imaging entered into employment agreements with its Chief Executive Officer, President, Chief Financial Officer and Vice President of Marketing and Sales. All four of the employment agreements have a 5 year term. Color Imaging is obligated to pay the Chief Executive Officer and President annual salaries of $150,000 with a guaranteed increase of 5% per annum over the term of the agreements. Color Imaging is obligated to pay the Chief Financial Officer an annual salary of $144,000 with a guaranteed increase of 5% over the term of his agreement. In addition to commissions earned under Color Imaging's sales incentive program, Color Imaging is obligated to pay the Vice President Marketing and Sales an annual salary of $89,250 with a guaranteed increase of 5% per annum over the term of his agreement. In addition to his salary, the Vice President Marketing and Sales also receives a commission on certain of Color Imaging's sales. Each employee may terminate the agreement upon 6 months notice to Color Imaging. Color Imaging may terminate each employee upon 6 months notice by Color Imaging; provided, however, that Color Imaging is obligated to pay to the employee his annual base salary, commissions or bonuses earned, and benefits for a period of 12 months after the date of such notice.

Each of the officers voluntarily waived the annual increases to their salaries that would have otherwise been payable upon the second anniversary of their respective contracts. The President and Chief Financial Officer voluntarily agreed to accept reduced annual increases upon the third anniversary of their respective agreements in the amount of 2.5%. Upon the divestiture of Logical Imaging Solutions on September 30, 2002, the Chief Executive Officer's employment with Color Imaging was terminated with Color Imaging agreeing to pay compensation and related benefit costs of the Chief Executive Officer through March 10, 2003. On December 27, 2002, the employment agreement with the Vice President Sales and Marketing was terminated, and in connection with his Salary Continuation and Deferred Compensation agreement of 1998 (the "SCDC Agreement") his salary was reduced to $45,500 effective December 30, 2002, and would be further reduced to $35,750 effective March 24, 2003. Commissions were made payable to the Vice President Marketing and Sales on most of Color Imaging's sales, and his retirement date was extended from February 1, 2003 to December 31, 2003.

The employment agreements with the above named officers also commits Color Imaging to purchasing for their benefit certain life insurance plans. For the periods during which such plans were in place for the Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2002, 2001, and 2000, Color Imaging paid or reimbursed the Chief Executive Officer $0, $0 and $15,584 and Chief Financial Officer and $6,446, $0 and $0, respectively, for such supplemental life insurance plans. Color Imaging pays the premiums and is the collateral assignee of four split dollar life insurance policies owned by the President. Pursuant to the policies Color Imaging will, upon his death or earlier liquidation of each such policy, be entitled to the refund of all premium payments made by Color Imaging on the policies, and the balance of the proceeds will be paid to the President's designated beneficiaries. The split dollar life insurance premiums were $22,773, $13,526 and $8,253 during 2002, 2001 and 2000, respectively. The monies due from its President in connection with these life insurance policies at the years ended December 31, 2002, 2001 and 2000 was $134,877, $112,103 and $98,578, respectively. Color Imaging owns and is the beneficiary of a life insurance policy on its Vice President Marketing and Sales to fund the SCDC Agreement. Upon the officer's retirement, he, or his beneficiaries, are to receive 120 monthly payments of $2,500 per month or, as provided, the net present value of any unpaid amounts. The life insurance premiums paid by Color Imaging to fund the SCDC Agreement in 2002, 2001 and 2000 were $20,882, $21,977 and $11,238, respectively. The SCDC
Agreement was modified on December 27, 2002, changing the retirement date of the Vice President Marketing and Sales from February 1, 2003 to December 31, 2003.

COMPENSATION OF DIRECTORS

Directors who are employees of Color Imaging receive no separate compensation for their service as directors. Our non-employee directors are each granted by the board of directors nonqualified options to acquire 25,000 shares of our common stock at the then market price per common share, effective upon his or her election or appointment to the board of directors. The non-employee director options vest over 5 years, beginning with the first anniversary date of his or her appointment to the board, and expire 3 years from their respective date of vesting. Also, non-employee directors receive $1,000 for each meeting of the board of directors physically attended and $500 for meetings conducted by teleconference or unanimous written consent. Directors who are members of the Audit Committee receive $500 for each meeting of the Audit Committee.
Non-employee directors are also reimbursed for travel expenses for attending Board and committee meetings. Color Imaging has no consulting contracts or other arrangements between it and non-employee directors in return for their services on the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to Color Imaging with respect to the beneficial ownership of Color Imaging's common stock as of March 10, 2003 by:

     o each stockholder known by Color Imaging to own beneficially more than 5% of Color Imaging's common stock;

     o    each Named Executive Officer;

     o    each of Color Imaging's directors; and

     o    all directors and executive officers as a group.

Except as otherwise indicated in the footnotes, Color Imaging believes that the beneficial owners of the common stock listed below, have sole voting power and investment power with respect to such shares of common stock indicated. In computing the number of shares beneficially owned by a person and the percent ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days of the date of this prospectus are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percent ownership of any other person.

                                                                     PERCENTAGE OF
    NAME OF BENEFICIAL OWNER                  NO. OF SHARES           OWNERSHIP(1)
    ----------------------------------     -------------------    --------------------
    Sueling Wang (2)                            1,956,551                 22.6%
    Morris E. Van Asperen (3)                     310,906                  3.6%
    Charles R. Allison (4)                         75,000                    *
    Jui-Chi Wang (5)                              689,450                  8.2%
    Jui-Hung Wang (6)                             704,178                  8.4%
    Jui-Kung Wang (7)                             321,209                  3.8%
    Joseph P. Donnolo                             472,443                  5 6%
    Che-Chang Yeh                                 445,205                  5 3%
    Michael W. Brennan (8)                        200,000                  2.4%
    Executive officers and directors
       as a group (7 persons) (9)               4,057,294                 48.2% (10)
    ----------------
    * Less than 1%


(1) Percentage of ownership is calculated as required by Commission Rule 13d-3(d)(1). The table above includes the number of shares underlying options and warrants which are exercisable within 60 days after the date of this proxy statement.
(2) Includes: (a) 600,000 shares owned by Sueling Wang's four children, (b) 141,204 shares owned by Yik-Li Sih, Sueling Wang's wife, in which Dr. Wang may be deemed to have pecuniary interest. Dr. Wang disclaims beneficial ownership of such 741,204 shares. Also includes 250,000 shares subject to options that are currently exercisable.
(3)  Includes 200,000 shares subject to options that are currently exercisable.
(4)  Includes 75,000 shares subject to options that are currently exercisable.
(5)  Includes 10,000 shares subject to options that are currently exercisable.
(6)  Includes 5,000 shares subject to options that are currently exercisable.
(7)  Includes 5,000 shares subject to options that are currently exercisable.
(8) Includes 75,000 shares underlying options that are currently exercisable. Mr. Brennan is no longer with Color Imaging as the result of the discontinuation of the Logical Imaging Solutions' operations as of September 30, 2002.
(9) Includes 570,000 shares subject to options that are exercisable within 60 days after the date of this prospectus.
(10) On March 6, 2003, Color Imaging received subscription proceeds of $6,075,000 for the public sale of 4,500,000 shares of our common stock at a price of $1.35 per share from Chi Fu Investment Co Ltd, a wholly-owned subsidiary of our affiliate General Plastic Industrial Co Ltd. Based upon the number of common shares of Color Imaging outstanding as of March 10, 2003, and subject to acceptance of the purchase of the 4,500,000 shares of our common stock by our affiliate per the procedures of our offering, on March 13, 2003 we will have 12,925,005 shares of common stock issued and outstanding. At that time our officers and directors as a group will own approximately 31.4% and our affiliate, Chi Fu Investment Co Ltd, will own approximately 34.8% of our outstanding common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors, Jui-Hung Wang, Jui-Kung Wang, Sueling Wang and Jui-Chi Wang, own Kings Brothers, LLC, the landlord from which we lease our Norcross, Georgia plant. For the twelve months ended December 31, 2002, 2001 and 2000 we paid Kings Brothers LLC $518,484, $505,836 and $186,427, respectively, in lease payments. The lease was made on April 1, 1999, and upon unanimous approval of the board of directors and the disinterested members of the board of directors, it was amended February 5, 2003, to extend its expiration from March 31, 2009 to March 31, 2013.

On November 19, 2001, we borrowed $200,000 on an unsecured basis from Kings Brothers LLC. The revolving loan bears interest at the rate of 9% per annum, matured on November 18, 2002 and is evidenced in writing. We paid the principal and interest outstanding on December 10, 2001, paying $790.38 in total interest to Kings Brothers. We borrowed this amount for general corporate purposes, including working capital. On March 20, 2002 the revolving loan arrangement was cancelled.

We also had a short-term unsecured loan, due July 26, 2000, evidenced in writing from Kings Brothers of $240,000 with interest at 8%, paying $5,576 of interest for the year. As of December 31, 2000, all amounts outstanding under the loan were repaid. We used the proceeds of this loan for working capital.

On June 1, 1999, the Development Authority of Gwinnett County, Georgia issued $4,100,000 of industrial development revenue bonds on behalf of us and Kings Brothers LLC. Pursuant to a certain joint debtor agreement we are jointly and severally liable with Kings Brothers to pay the amounts borrowed under the bond. The 3.5% revenue bonds are payable in varying annual principal and monthly interest payments through July 2019. The bonds are collateralized by all of our assets and the real property leased by us and owned by Kings Brothers. The majority of the proceeds $3,125,872 from the bond issue were used by us to relocate our manufacturing plant, make leasehold improvements at the new facility and to purchase certain manufacturing equipment. The remaining proceeds $974,128 were used by Kings Brothers to pay down the mortgage on its real property, some of which is leased to us. The proceeds used by Kings Brothers have been recorded as a receivable on our financial statements. We entered into a Joint Debtor Agreement with Kings Brothers LLC concerning their rights, duties and obligations in connection with the bonds. Kings Brothers and we, collectively, are obligated to repay any outstanding debt under the bonds. Amounts receivable from Kings Brothers are secured by a lien on all of Kings Brothers' real estate, including the part we lease from them, and by personal guarantees by the members of Kings Brothers. Principal due and paid by Kings

Brothers for the twelve months ended December 31, 2002, 2001 and 2000 was $79,596, $76,032 and $0, respectively. Interest due and paid by Kings Brothers for the twelve months ended December 31, 2002, 2001 and 2000 was $14,612, $30,368 and $22,255, respectively. As of December 31, 2002, the principal outstanding was $3,445,000 and the portion due to us from Kings Brothers was $818,500.

Directors Jui-Hung Wang, Jui-Kung Wang, Jui-Chi Wang, are owners in and Chairman, Auditor and President, respectively, of General Plastic Industrial Co., LTD (GPI), a Taiwanese manufacturer of injection molded cartridges and accessories for copiers and laser printers. GPI also owned and operated GPI-USA, Inc. (GPI-USA) a wholly-owned United States distributor of GPI's products. For the twelve months ended December 31, 2002 and 2001 we purchased $2,148,279 and $2,061,683, respectively, of injected molded products from GPI. In 2000 we purchased from GPI and GPI-USA $268,966 and $166,526, respectively, of copier and laser printer products.

Directors, Jui-Hung Wang, Jui-Kung Wang, Sueling Wang and Jui-Chi J. Wang, collectively have beneficial ownership interests of 32.6% in AccuRec, LLC, a distributor of digital versatile disks. From time to time during the year ending December 31, 2000, we had short-term unsecured loans evidenced in writing and due on demand issued to AccuRec aggregating $1,850,000 and a maximum outstanding at any one time of $500,000. The interest rate on these loans was 8%, and we paid a total of $6,244 in interest during 2000. As of December 31, 2000 all amounts outstanding under such loans were repaid. We used the proceeds from these loans for working capital purposes.

Director, Sueling Wang, as trustee for two of his children, loaned us a total of $252,000 from 1998 to 1999 at an interest rate of 12% with principal and interest due at expiry. Each of the loans was paid in full during July 2000, and we paid interest in the aggregate amount of $47,205 on these loans. We used the proceeds of this loan for working capital purposes.

On March 14, 2002, we borrowed $500,000 from director, Sueling Wang, on an unsecured basis. The interest rate on the loan was 12% per annum, matured on March 14, 2003 and is evidenced in writing. On September 2, 2002, we entered into a modification agreement with Sueling Wang to change the terms of the note, extending the term to March 1, 2005, providing for a $100,000 principal payment, decreasing the interest rate to 6% per annum, providing for interest only payments through February 28, 2003, and providing for 24 monthly payments of principal and interest beginning on April 1, 2003, in the amount of $17,735.67. We borrowed the $500,000 amount to meet a supplier commitment for product. Through December 31, 2002, interest paid on the note was $36,296. As of December 31, 2002, the principal outstanding was $400,000.

On August 21, 2002, we borrowed $100,000 from director, Jui-Chi Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. We borrowed this amount in order to repay $100,000 borrowed from director Sueling Wang on March 14, 2002. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $4,434. As of December 31, 2002, the interest accrued and paid on the note was $2,170, and $100,000 was the outstanding principal balance.

On August 21 and September 2, 2002, we borrowed $200,000 and $300,000, respectively, from director, Jui-Hung Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. We borrowed this amount in order to make a principal payment due on our industrial development bond in the approximate amount of $255,000, for the acquisition of capital equipment in the approximate of $125,000 and for general corporate purposes. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $22,169.60. As of December 31, 2002, interest accrued and paid on the note was $10,259, and the principal balance was $500,000.

Directors Jui-Chi Wang and Jui-Hung Wang purchased 350,000 and 50,000 Units (each Unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $2.00 per share) for $700,000 and $100,000, including promissory notes, respectively. Jui-Chi Wang's $700,000 recourse promissory note without interest was made on December 1, 2001, due December 31, 2001 and paid in full on December 18, 2001. Jui-Hung Wang's $99,500 recourse promissory note without interest was made on December 24, 2001, due April 1, 2002 and paid in full on January 30, 2002. The terms of the notes were consistent with the terms of notes of third parties who purchased Units in the private placement from Color Imaging.

We believe that the terms of the loans and borrowings from affiliates were on terms more favorable than were otherwise available from third parties.

On September 11, 2002, we entered into a share exchange agreement with four of our directors, Messrs. Brennan, St. Amour, Langsam and Hollander, whereby a new company, Digital Color Print, Inc., owned by them, acquired the capital stock of our wholly owned subsidiary, Logical Imaging Solutions, in exchange for approximately 1.6 million shares of the our common stock. On September 20, 2002, we entered into an amendment to the share exchange agreement pursuant to which the number of shares of the our common stock to be exchanged for the capital stock of Logical Imaging Solutions was increased from 1.6 million to 1.7 million and a requirement was added that Logical Imaging Solutions have at least $100,000 on hand at closing. On September 30, 2002, the share exchange transaction was closed, and the 1.7 million shares of our stock were received and retired by our stock transfer agent. See "Color Imaging, Inc. - Recent Developments" beginning on page 11.

On March 6, 2003, Color Imaging received from Chi Fu Investment Co Ltd $6,075,000 of subscription proceeds for the public sale of 4,500,000 of our common shares at a price of $1.35 per share in our offering on Form SB-2 filed with the Securities and Exchange Commission. Chi Fu Investment Co Ltd is a wholly owned subsidiary of our affiliate General Plastic Industrial Co., Ltd, and our directors Jui-Hung Wang and Jui-Chi Wang each own 34.6% and 19.9%, respectively, of General Plastic Industrial Co., Ltd.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, Color Imaging carried out an evaluation, under the supervision and with the participation of Color
Imaging's management, including Color Imaging's President along with Color Imaging's Chief Financial Officer, of the effectiveness of the design and operation of Color Imaging's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Color Imaging's President along with Color Imaging's Chief Financial Officer concluded that Color Imaging's disclosure controls and procedures are effective in timely alerting them to material information relating to Color Imaging required to be included in Color Imaging's periodic SEC filings. There have been no significant changes in Color Imaging's internal controls or in other factors that would significantly affect internal controls subsequent to the date Color Imaging carried out its evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The consolidated financial statements required by this item are set forth on the pages indicated at Item 8.

(2) Financial Statement Schedule for the years ended December 31, 2002, 2001 and 2000:

       Schedule II - Valuation and Qualifying Accounts is set forth below.

                                         FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
  ----------------------------------------------------------------------------------------------

                          For the Year     Balance at     Charged
                             Ended         Beginning     (credited)                   Balance at
                          December  31,     of Year      to Expense    Write-offs    End of Year
                          -------------    ----------    ----------    ----------    -----------
  1. ALLOWANCE FOR
     DOUBTFUL ACCOUNTS
                               2002        $   72,911    $       --    $    8,733    $   64,178
                               2001           100,000       (27,089)           --        72,911
                               2000           150,000       (50,000)           --       100,000

  2. RESERVE FOR
     OBSOLETE INVENTORY
                               2002        $   73,830    $  240,000    $  278,866    $   34,964
                               2001            32,331        41,499            --        73,830
                               2000           118,024            --        85,693        32,331

  3. DEFERRED TAX
     VALUATION ALLOWANCE
                               2002        $   53,760    $   (3,760)    $      --    $   50,000
                               2001            90,000       (36,240)           --        53,760
                               2000                --        90,000            --        90,000


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

Incorporated by reference herein to Item 15( c) below.

(b) Reports on Form 8-K.

A report on Form 8-K dated September 30, 2002 was filed on October 2, 2002, reporting under Item 5 the consummation of the share exchange agreement between Color Imaging and Digital Color Print, the divestiture of Color Imaging's wholly owned subsidiary Logical Imaging Solutions and the resignation of four of our directors affiliated with Digital Color Print.

(c) Exhibits:

The following exhibits are filed herewith or incorporated herein by reference:

NO.       DESCRIPTION
-------   -----------

2.1 Merger Agreement and Plan of Reorganization dated May 16, 2000, by and between Advatex Associates, Inc., Logical Imaging Solutions Acquisition Corp., Color Imaging Acquisition Corp., Logical Imaging Solutions, Inc., and Color Image, Inc., incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.

2.2 Amendment No. 1 to the Merger Agreement and Plan of Reorganization dated June 15, 2000, incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000

2.3 Amendment No. 2 to the Merger Agreement and Plan of Reorganization dated June 26, 2000, incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000

2.4(1) Share Exchange Agreement dated as of September 11, 2002 between Color Imaging, Inc., Logical Imaging Solutions, Inc., Digital Color Print, Inc., and the shareholders of Digital Color Print, Inc., incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed September 26, 2002.

NO.       DESCRIPTION
-------   -----------

2.5 Amendment No. 1 to Share Exchange Agreement dated as of September 20, 2002 between Color Imaging, Inc., Logical Imaging Solutions, Inc.,
          Digital Color Print, Inc., and the shareholders of Digital Color Print, Inc., incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K filed September 26, 2002.
3.1 Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration statement on Form SB-2 filed July 15, 2002.
3.2 Bylaws, incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2002.
4.1 Stock Purchase Agreement between the Company and Wall Street Consulting Corp. dated October 30, 2001, incorporated by reference to
          Exhibit 4.1 to the Registration statement on Form SB-2 filed May 31, 2002.
4.2 Promissory Note of Wall Street Consulting Corp. dated October 30, 2001, incorporated by reference to Exhibit 4.2 to the Registration statement on Form SB-2 filed May 31, 2002.
4.3 Form of Warrant issued to Selling Stockholders, incorporated by reference to Exhibit 4.3 to the Registration statement on Form SB-2 filed November 28, 2001.
4.4 Loan and Security Agreement between Color Imaging and Southtrust Bank dated May 5, 2000, incorporated by reference to Exhibit 4.4 to the Registration statement on Form SB-2 filed May 31, 2002.
4.5 Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated August 30, 2000, incorporated by reference to Exhibit 4.5 to the Registration statement on Form SB-2 filed May 31, 2002.
4.6 Second Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated November 30, 2000, incorporated by reference to
          Exhibit 4.6 to the Registration statement on Form SB-2 filed May 31, 2002.
4.7 Third Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated June 30, 2001, incorporated by reference to Exhibit 4.7 to the Registration statement on Form SB-2 filed May 31, 2002.
4.8 Fourth Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated November 1, 2001, incorporated by reference to
          Exhibit 4.8 to the Registration statement on Form SB-2 filed May 31, 2002.
4.9 Fifth Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated December 31, 2001, incorporated by reference to Exhibit 4.9 to the Registration statement on Form SB-2 filed May 31, 2002.
4.10 Sixth Amendment of Loan Documents between Color Imaging and Southtrust Bank dated February 7, 2002, incorporated by reference to Exhibit 4.10 to the Registration statement on Form SB-2 filed April 11, 2002.
4.11 $500,000 Line of Credit Promissory Note issued to Southtrust Bank dated May 5, 2000, incorporated by reference to Exhibit 4.11 to the Registration statement on Form SB-2 filed May 31, 2002.
4.12 $500,000 Amended and Restated Line of Credit Promissory Note issued to Southtrust Bank dated August 30, 2000, incorporated by reference to
          Exhibit 4.12 to the Registration statement on Form SB-2 filed May 31, 2002.
4.13 $500,000 Revolving Note Modification Agreement dated November 30, 2000, incorporated by reference to Exhibit 4.11 to the Registration statement on Form SB-2 filed November 28, 2001.
4.14 $500,000 Second Revolving Note Modification Agreement dated July 5, 2001, incorporated by reference to Exhibit 4.14 to the Registration statement on Form SB-2 filed May 31, 2002.
4.15 $1,500,000 Revolving Note between Color Imaging and SouthTrust Bank dated June 24, 1999, incorporated by reference to Exhibit 4.15 to the Registration statement on Form SB-2 filed May 31, 2002.
4.16 $1,500,000 Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated May 5, 2000, incorporated by reference to
          Exhibit 4.14 to the Registration statement on Form SB-2 filed November 28, 2001.
4.17 $1,500,000 Second Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated August 30, 2000, incorporated by reference to Exhibit 4.17 to the Registration statement on Form SB-2 filed May 31, 2002.
4.18 $1,500,000 Third Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated November 30, 2000, incorporated by reference to Exhibit 4.18 to the Registration statement on Form SB-2 filed May 31, 2002.
4.19 $1,500,000 Fourth Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated July 5, 2001, incorporated by reference to Exhibit 4.19 to the Registration statement on Form SB-2 filed May 31, 2002.
4.20 $2,500,000 Fifth Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank dated December 31, 2001, incorporated by reference to Exhibit 4.20 to the Registration statement on Form SB-2 filed May 31, 2002.
4.21 $1,752,000 Installment Note between Color Imaging and SouthTrust Bank dated June 24, 1999, incorporated by reference to Exhibit 4.21 to the Registration statement on Form SB-2 filed May 31, 2002.
4.22 $1,752,000 Term Loan Documents Modification Agreement between Color Imaging and SouthTrust Bank dated August 30, 2000, incorporated by reference to Exhibit 4.22 to the Registration statement on Form SB-2 filed May 31, 2002.
4.23 SouthTrust Bank waiver letter dated March 26, 2001, incorporated by reference to Exhibit 4.22 to the Registration statement on Form SB-2 filed February 11, 2002.
4.24 SouthTrust Bank waiver letter dated May 8, 2001, incorporated by reference to Exhibit 4.23 to the Registration statement on Form SB-2 filed February 11, 2002.
4.25 SouthTrust Bank waiver letter dated August 13, 2001, incorporated by reference to Exhibit 4.24 to the Registration statement on Form SB-2 filed February 11, 2002.
4.26 SouthTrust Bank waiver letter dated October 31, 2001, incorporated by reference to Exhibit 4.25 to the Registration statement on Form SB-2 filed February 11, 2002.
4.27 Development Authority of Gwinnett County, Georgia Industrial Development Trust Indenture dated June 1, 1999, incorporated by reference to Exhibit 4.27 to the Registration statement on Form SB-2 filed May 31, 2002.
4.28 Loan Agreement between the Company, Kings Brothers LLC and the Development Authority of Gwinnett County, Georgia dated June 1, 1999, incorporated by reference to Exhibit 4.28 to the Registration statement on Form SB-2 filed May 31, 2002.

NO.       DESCRIPTION
-------   -----------

4.29 Joint Debtor Agreement dated June 28, 2000 by and among Color Image, Inc., Kings Brothers, LLC, Dr. Sueling Wang, Jui-Chi Wang, Jui-Kung Wang, and Jui-Hung Wang, incorporated by reference to Exhibit 4.28 to the Registration statement on Form SB-2 filed February 11, 2002.
4.30 First Amendment to Joint Debtor Agreement dated January 1, 2001 by and among Color Imaging, Kings Brothers, LLC, Dr. Sueling Wang, Jui-Chi Wang, Jui-Kung Wang, and Jui-Hung Wang, incorporated by reference to
          Exhibit 4.29 to the Registration statement on Form SB-2 filed February 11, 2002.
4.31 Master Security Agreement between Color Imaging and General Electric Capital Corporation dated November 30, 2000, incorporated by reference to Exhibit 4.22 to the Registration statement on Form SB-2 filed November 28, 2001.
4.32 Promissory Note issued to General Electric Capital Corporation dated November 30, 2000, incorporated by reference to Exhibit 4.23 to the Registration statement on Form SB-2 filed November 28, 2001.
4.33 $200,000 Promissory Note between Color Imaging and Kings Brothers LLC dated November 19, 2001, incorporated by reference to Exhibit 4.32 to the Registration statement on Form SB-2 filed February 11, 2002.
4.34 $500,000 Promissory Note between Color Imaging and Sueling Wang dated March 14, 2002, incorporated by reference to Exhibit 4.34 to the Registration statement on Form SB-2 filed April 11, 2002.
4.35 $240,000 Promissory Note between Color Imaging and Kings Brothers LLC dated July 6, 2000, incorporated by reference to Exhibit 4.35 to the Registration statement on Form SB-2 filed April 11, 2002.
4.36 $50,000 Promissory Note between the Company and Daniel Wang dated October 23, 1998, incorporated by reference to Exhibit 4.36 to the Registration statement on Form SB-2 filed April 11, 2002.
4.37 $112,000 Promissory Note between Color Imaging and Daniel Wang dated October 16, 1998, incorporated by reference to Exhibit 4.37 to the Registration statement on Form SB-2 filed April 11, 2002.
4.38 $90,000 Promissory Note between Color Imaging and Michael Wang dated June 4, 1999, incorporated by reference to Exhibit 4.38 to the Registration statement on Form SB-2 filed April 11, 2002.
4.39 $150,000 Promissory Note between Color Imaging and AccuRec LLC dated February 3, 2000, incorporated by reference to Exhibit 4.39 to the Registration statement on Form SB-2 filed April 11, 2002.
4.40 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated March 7, 2000, incorporated by reference to Exhibit 4.40 to the Registration statement on Form SB-2 filed April 11, 2002.
4.41 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated April 10, 2000, incorporated by reference to Exhibit 4.41 to the Registration statement on Form SB-2 filed April 11, 2002.
4.42 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated May 2, 2000, incorporated by reference to Exhibit 4.42 to the Registration statement on Form SB-2 filed April 11, 2002.
4.43 $500,000 Promissory Note between Color Imaging and AccuRec LLC dated July 5, 2000, incorporated by reference to Exhibit 4.43 to the Registration statement on Form SB-2 filed April 11, 2002.
4.44 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated September 14, 2000, incorporated by reference to Exhibit 4.44 to the Registration statement on Form SB-2 filed April 11, 2002.
4.45 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated October 4, 2000, incorporated by reference to Exhibit 4.45 to the Registration statement on Form SB-2 filed April 11, 2002.
4.46 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated November 3, 2000, incorporated by reference to Exhibit 4.46 to the Registration statement on Form SB-2 filed April 11, 2002.
4.47 Seventh Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated June 28, 2002, incorporated by reference to
          Exhibit 4.47 to the Registration statement on Form SB-2 filed July 15, 2002.
4.48 $2,500,000 Sixth Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank, incorporated by reference to Exhibit 4.48 to the Registration statement on Form SB-2 filed July 15, 2002.
4.49 Partial Loan Liability Release Agreement between Color Imaging, Inc. and SouthTrust Bank dated September 24, 2002, incorporated by reference to Exhibit 4.49 to the Registration statement on Form SB-2 filed October 2, 2002.
4.50 $500,000 Promissory Note between Color Imaging and Jui Hung Wang dated August 21, 2002, incorporated by reference to Exhibit 4.50 to the Registration statement on Form SB-2 filed October 2, 2002.
4.51 $100,000 Promissory Note between Color Imaging and Jui Chi Wang dated August 21, 2002, incorporated by reference to Exhibit 4.51 to the Registration statement on Form SB-2 filed October 2, 2002.
4.52 First Note Modification Agreement between Sueling Wang and Color Imaging dated August 27, 2002, incorporated by reference to Exhibit
          4.52 to the Registration statement on Form SB-2 filed October 2, 2002.
10.1 Employment Agreement between Color Imaging and Michael W. Brennan dated June 28, 2000, incorporated by reference to Exhibit 10.1 to the Registration statement on Form SB-2 filed November 28, 2001.
10.2 Employment Agreement between Color Imaging and Dr. Sueling Wang dated June 28, 2000, incorporated by reference to Exhibit 10.2 to the Registration statement on Form SB-2 filed November 28, 2001.
10.3 Employment Agreement between the Company and Morris E. Van Asperen dated June 28, 2000, incorporated by reference to Exhibit 10.3 to the Registration statement on Form SB-2 filed November 28, 2001.
10.4 Employment Agreement between Color Imaging and Charles R. Allison dated June 30, 2000, incorporated by reference to Exhibit 10.4 to the Registration statement on Form SB-2 filed November 28, 2001.
10.5 Lease Agreement between Color Imaging and Kings Brothers LLC dated April 1, 1999, incorporated by reference to Exhibit 10.5 to the Registration statement on Form SB-2 filed November 28, 2001.
10.6 Amendment No. 1 to Lease Agreement between the Company and Kings Brothers LLC dated April 1, 1999, incorporated by reference to Exhibit
          10.6 to the  Registration  statement  on Form SB-2 filed  November 28,
          2001.
10.7 Form of Subscription Agreement (Incorporated by reference to Exhibit A to the Registrant's Registration Statement on Form SB-2 filed on October 2, 2002).

NO.       DESCRIPTION
-------   -----------

10.8 Letter of Agreement to Employment Agreement between Color Imaging and Michael W. Brennan dated June 10, 2002 (incorporated by reference to
          Exhibit 10.7 to Registrant's Form 10-QSB filed for the quarter ended June 30, 2002)
10.9 Termination Agreement between Michael W. Brennan and Color Imaging dated September 30, 2002, incorporated by reference to Exhibit 10.9 to the Registration statement on Form SB-2 filed October 2, 2002.
10.10 Form of Warrant between Digital Color Print, Inc. and Color Imaging, Inc., incorporated by reference to Exhibit 10.10 to the Registration statement on Form SB-2 filed November 13, 2002.
10.11+ Employment and Deferred Compensation Ageement Amendments between Charles R. Allison and Color Imaging, Inc., December 27, 2002
10.12+ $1,752,000 Installment Note Amendment between SouthTrust Bank and Color Imaging, Inc. dated February 5, 2003
10.13+ Commercial Lease Agreement Amendment between Kings Brothers LLC and Color Imaging, Inc. dated February 5, 2003
10.14+ Purchase and Sale and Release Agreement between Michael Edson and Color Imaging, Inc. dated February 27, 2003
10.15+ Purchase and Sale and Release Agreement between Stephen Chromik and Color Imaging, Inc. dated February 27, 2003
99.1+ Certification pursuant to 18 U.S.C. Section 1350 of Sueling Wang, principal executive officer, dated March 10, 2003.
99.2+ Certification pursuant to 18 U.S.C. Section 1350 of Morris E. Van Asperen, chief financial officer, March 10, 2003.


(1) Pursuant to Rule 601(b)(2), the schedules and exhibits to this Agreement shall not be filed. A list of the schedules and exhibits is contained on the last page of the Agreement. The Registrant agrees to furnish supplementally a copy of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

+    Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COLOR IMAGING, INC.
                                            ("Registrant")

Dated: March 10, 2003                  By:  /s/ Sueling Wang
                                            ------------------------------------
                                            Sueling Wang, Phd
                                            President, Vice Chairman and
                                            principal executive officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates indicated.


          SIGNATURE                             TITLE                        DATE

/s/ Jui-Hung Wang             Chairman                                  March 10, 2003
---------------------------
Jui-Hung Wang

/s/ Sueling Wang              President, Vice Chairman                  March 10, 2003
---------------------------   (principal executive officer)
Sueling Wang

/s/ Morris E. Van Asperen     Executive Vice President, Chief           March 10, 2003
---------------------------   Financial Officer and Secretary
Morris E. Van Asperen         (principal financial and accounting officer)

                              Vice President, Marketing and Sales and   _____________
---------------------------   Director
Charles R. Allison

/s/ Jui-Kung Wang             Director                                  March 10, 2003
---------------------------
Jui-Kung Wang

/s/ Jui-Chi Wang              Director                                  March 10, 2003
---------------------------
Jui-Chi Wang


                                  CERTIFICATION

     I, Sueling Wang, President and principal executive officer of Color Imaging, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Color Imaging, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Dated: March 10, 2003           Signature:  /s/ Sueling Wang
                                            ----------------------------------
                                            Sueling Wang, President
                                            (principal executive officer)

                                  CERTIFICATION

     I, Morris E. Van Asperen, Chief Financial Officer of Color Imaging, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Color Imaging, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 10, 2003          Signature:  /s/ Morris E. Van Asperen
                                            ----------------------------------
                                            Morris E. Van Asperen
                                            Chief Financial Officer