Form 10-Q
period 2003-03-31
COLOR IMAGING INC
filed 2003-04-30
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended               March 31, 2003
                                             ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                       -------------    --------------

                         Commission File Number: 0-18450

              ----------------------------------------------------
                               COLOR IMAGING, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 13-3453420
   -------------------------------          -----------------------------------
(State  or  other  jurisdiction  of         (I.R.S. Employer Identification No.)
   incorporation or organization)

        4350 PEACHTREE INDUSTRIAL BOULEVARD, SUITE 100
        NORCROSS, GEORGIA 30071                                        30071
       -----------------------------------------------            ----------
       (Address of principal executive offices)                   (Zip code)


                       (770) 840-1090 FAX (770) 242-3494
                       ---------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes    X   No
                                            -----      -----
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes
                                                                       ----
No  X
   ----

     As of April 21, 2003, there were 12,937,965 shares of Common Stock outstanding.

                               COLOR IMAGING, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                      INDEX



PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets at March 31, 2003
          (Unaudited) and December 31, 2002(Audited)..........................3
          Condensed Statements of Operations (Unaudited)
          for the Three Months ended March 31, 2003 and 2002..................4
          Condensed Statements of Cash Flows (Unaudited)
          for the Three Months ended March 31, 2003 and 2002..................5
          Notes to Interim Unaudited Condensed Financial
          Statements .........................................................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................9
Item 3.   Quantitative and Qualitative Disclosures about Market Risks........23
Item 4.   Controls and Procedures ...........................................23



PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings .................................................24
Item 2.   Changes in Securities and Use of Proceeds..........................24
Item 3.   Defaults Upon Senior Securities....................................26
Item 4.   Submission of Matters to a Vote of Security Holders................26
Item 5.   Other information .................................................26
Item 6.   Exhibits and Reports on Form 8-K...................................26
Signatures...................................................................31
Certifications...............................................................32

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS

                               COLOR IMAGING, INC.
                            CONDENSED BALANCE SHEETS

                         ASSETS
                                                                  31-Mar-03        31-Dec-02
                                                                 (Unaudited)       (Audited)
                                                                ------------     ------------
CURRENT ASSETS
    Cash                                                        $  3,210,171     $    128,501
    Accounts receivable, net                                       2,274,564        2,390,019
    Inventory                                                      4,917,009        5,080,237
    Related party portion of IDR bond                                 83,160           83,160
    Other current assets                                             282,251          304,672
                                                                ------------     ------------
          TOTAL CURRENT ASSETS                                    10,767,155        7,986,589
                                                                ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                6,949,209        7,038,111
                                                                ------------     ------------
OTHER ASSETS
    Related party portion of IDR bond                                735,340          735,340
    Deferred offering costs                                               --          121,924
    Other assets                                                     228,026          231,571
                                                                ------------     ------------
          TOTAL OTHER ASSETS                                         963,366        1,088,835
                                                                ------------     ------------
                                                                $ 18,679,730     $ 16,113,535
                                                                ============     ============
          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Revolving credit lines                                      $         --     $  1,022,470
    Accounts payable                                               2,700,384        3,543,680
    Current portion of notes payable                                   5,290          363,789
    Current portion of bonds payable                                 350,000          350,000
    Notes payable - related parties                                  332,490          401,937
    Other current liabilities                                        481,692          507,782
                                                                ------------     ------------
           TOTAL CURRENT LIABILITIES                               3,869,856        6,189,658
                                                                ------------     ------------
LONG TERM LIABILITIES
    Notes payable                                                     15,759          989,667
    Bonds payable                                                  3,095,000        3,095,000
    Notes payable - related parties                                  416,563          598,063
    Deferred tax liability                                            72,000               --
                                                                ------------     ------------
          LONG TERM LIABILITIES                                    3,599,322        4,682,730
                                                                ------------     ------------
           TOTAL LIABILITIES                                       7,469,178       10,872,388
                                                                ------------     ------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value,  authorized  20,000,000
     shares;  12,908,333 and 8,437,965 shares issued and
     outstanding on March 31, 2003 and
     December 31, 2002, respectively                                 129,083           84,380
   Additional paid-in capital                                     13,019,069        7,205,909
   Accumulated deficit                                            (1,937,600)      (2,049,142)
                                                                ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY                              11,210,552        5,241,147
                                                                ------------     ------------
                                                                $ 18,679,730     $ 16,113,535
                                                                ============     ============

                                      See accompanying notes

                               COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED MARCH 31,
                                                        2003               2002
                                                    ------------      ------------

    SALES                                           $ 5,629,405       $ 7,661,323

    C0ST OF SALES                                     4,310,155         6,438,288
                                                    ------------      ------------
    GROSS PROFIT                                      1,319,250         1,223,035
                                                    ------------      ------------

    OPERATING EXPENSES

        Administrative                                  466,647           365,475

        Research & development                          271,967           211,484

        Sales & marketing                               367,274           276,252
                                                    ------------      ------------
                                                      1,105,888           853,211
                                                    ------------      ------------

    INCOME FROM OPERATIONS                              213,362           369,824
                                                    ------------      ------------

    OTHER INCOME  (EXPENSE)

        Other income                                     48,146             6,877

        Financing expenses                              (75,966)          (74,954)
                                                    ------------      ------------
                                                        (27,820)          (68,077)
                                                    ------------      ------------

    INCOME BEFORE TAXES                                 185,542           301,747

    PROVISION FOR INCOME TAXES                           74,000           115,250
                                                    ------------      ------------
    NET INCOME FROM
    CONTINUING OPERATIONS                               111,542           186,497

    DISCONTINUED OPERATIONS (Note 2)
        (Loss) from operations of
           subsidiary disposed of -
           net of income taxes                               --           (70,258)
                                                    ------------      ------------

    NET INCOME                                      $   111,542        $  116,239
                                                    ============      ============

         INCOME (LOSS)
         PER COMMON SHARE - BASIC
            Continuing operations                   $       .01        $      .02
            Discontinued operations                 $        --        $     (.01)
                                                    ------------      ------------
                                                    $       .01        $      .01
                                                    ============      ============
         INCOME (LOSS)
         PER COMMON SHARE - DILUTED
           Continuing operations                    $       .01        $      .02
           Discontinued operations                  $        --        $     (.01)
                                                    ------------      ------------
                                                    $       .01        $      .01
                                                    ============      ============
         WEIGHTED AVERAGE
         SHARES OUTSTANDING
           Basic                                      9,332,780        10,099,880
           Assumed conversion                                --           101,613
                                                    ------------      ------------
                                                      9,332,780        10,201,493
                                                    ============      ============

                             See accompanying notes

                               COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                       THREE MONTHS ENDED MARCH 31,
                                                             2003           2002
                                                        -----------    -----------

Cash flows from operating activities:
  Net income from continuing operations                $    111,542   $    186,497
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
        Depreciation and amortization                       146,726        132,378
        Deferred income taxes                                72,000         33,001
    Decrease (increase) in:
        Accounts receivable and other receivables           115,455       (362,350)
        Inventories                                         163,228        210,573
        Prepaid expenses and other assets                   147,891         (4,553)
    Increase (decrease) in:
        Accounts payable and accrued liabilities           (869,387)       (20,886)
                                                       -------------  -------------
        Net cash (used in) provided by
               continuing operations                       (112,545)       174,660

   Net cash flows of discontinued operations                     --       (167,219)
                                                       -------------  -------------
        Net cash (used in) provided by
               operating activities                        (112,545)         7,441
                                                       -------------  -------------

Cash flows (used in) investing activities:
     Capital expenditures                                   (57,824)      (248,136)
     Other assets                                                --             --
                                                       -------------  -------------
        Net cash (used in)
             investing activities                           (57,824)      (248,136)
                                                       -------------  -------------
Cash flows from financing activities:
  Net (payments) under line of credit                    (1,022,470)       (30,724)
  Net proceeds from sale of common stock                  5,917,086        143,351
  Repurchase of common shares and warrants                  (59,223)            --
  Net proceeds under related party borrowings                    --        500,000
  Net (payments) under related party borrowings            (250,947)            --
  Principal payments of long-term debt                   (1,332,407)       (82,403)
                                                       -------------  -------------
         Net cash provided by
             financing activities                         3,252,039        530,224
                                                       -------------  -------------
         Net increase in cash                             3,081,670        289,529

Cash at beginning of year                                   128,501        393,981
                                                       -------------  -------------
Cash at end of period                                   $ 3,210,171    $   683,510
                                                       =============  =============

Supplemental disclosure of cash flow Information:
         Cash paid during the period for:
         Interest and financing expense                 $    80,545    $    67,238
                                                       =============  =============
         Income taxes                                   $         0    $         0
                                                       =============  =============

                             See accompanying notes

                              COLOR IMAGING, INC.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   March 31,
                                2003 (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Following is summary financial information for the Company's discontinued Logical Imaging Solutions, Inc. subsidiary:

                                                           For the Three Months Ended
                                                                    March 31,
                                                         -------------------------------
                                                            2003                 2002
                                                         -----------         -----------
     (Loss) from discontinued operations:
        Before income taxes                              $      --            $(105,502)
        Income tax provision (benefit)                          --              (35,244)
                                                         -----------         -----------
     Net (loss) from discontinued operations             $      --            $( 70,258)
                                                         ===========         ===========

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

NOTE 3. COMMON STOCK AND EQUIVALENTS

On February 27, 2003, the Company entered into an agreement with a stockholder to repurchase 150,000 shares of common stock and warrants to purchase 300,000 shares of the Company's common stock for an aggregate cost of $300,000. Under the agreement, the stockholder has a one-time right to cancel the sale of the common stock and warrants not yet paid for by the Company upon written notice to the Company. Upon receipt of such notice, the Company is not obligated to purchase the remaining common stock and warrants. The agreement provides that the Company is to pay $2.00 for each common share and warrant to purchase two common shares of the Company's common stock. The shares and warrants are to be repurchased in approximately equal installments over nine months, beginning in March and ending in November 2003. On March 24, 2003, the Company repurchased 16,672 of the Company's common shares and warrants to purchased 33,344 common shares, paying $33,344. The shares and warrants repurchased by the Company are held in escrow, pending the completion of the repurchase in November 2003, or its earlier cancellation, at which time they will be cancelled. The shares and warrants repurchased to date are reflected as if cancelled as of the date hereof.

On March 4, 2003, the Company completed the repurchase from a stockholder of 12,939 shares of the Company's common stock together with warrants to purchase 25,878 shares of the Company's common stock at an aggregate cost of $25,878. The shares and warrants were originally sold in the Company's private placement that was completed in December 2001, and the shares and warrants repurchased by the Company were cancelled.

On March 13, 2003, the Company completed the public sale of 4,500,000 shares of the Company's common stock at a price of $1.35 per share (see note 10), whereby the Company received $5,917,086 in net proceeds.

During the three months ended March 31, 2003, the Company did not grant any options to employees. The following is a summary of total outstanding options and stock warrants at March 31, 2003:

                                      Options and Warrants Outstanding                    Options and Warrants Exercisable
                                                                 Weighted-Average
Range of Exercise                           Weighted-Average        Remaining                              Weighted-Average
    Prices                     Number       Exercise Price     Contractual Life               Number        Exercise Price
---------------------         ---------     ----------------   -------------------           ---------     ----------------
Options $2.00-$2.75             920,000           $2.34             4.80 years                 718,750           $2.28
Warrants $2.00                  901,993           $2.00             0.85 years                 901,993           $2.00
                              ---------                                                      ---------
Options and warrants          1,821,993           $2.17             3.40 years               1,620,743           $2.12
                              =========                                                      =========

On April 18, 2003, the Company granted options to two directors to purchase 25,000 shares of the Company's common stock at an exercise price of $.45 per share. The options vest at the rate of 5,000 per year beginning on the first anniversary date of the grant and continuing annually thereafter and expire three years from their respective date of vesting.


NOTE 4. INVENTORIES

Inventories consisted of the following components as of March 31, 2003 and December 31, 2002:

                                    March 31, 2003            December 31, 2002
                                 ------------------           -----------------
        Raw materials              $       764,324             $       427,752
        Work-in-process                  1,310,099                   1,021,496
        Finished goods                   2,952,550                   3,665,953
        Obsolescence allowance            (109,964)                    (34,964)
                                  -----------------           -----------------
            Total                  $     4,917,009             $     5,080,237
                                  =================           =================


NOTE 5. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $1.5 million revolving line of credit, as amended, with an outstanding balance as of March 31, 2003 of $0. At the end of each month for the following month, the Company has the interest rate option of either the one month Libor interest rate in effect two business days before the first day of the month plus 2.50% or the Bank's prime interest rate minus 0.25%. As of March 31, 2003, the interest rate was the one-month Libor rate of 1.2275% plus 2.50% (3.8375%). This revolving line of credit has a June 30, 2003 expiration date.

Under the line of credit, the Company is permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million and not to exceed 60 percent of the total outstanding). The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit. The Bank agreement contains various covenants which the Company is required to maintain, and as of March 31, 2003, the Company was in compliance with these covenant requirements.

NOTE 6. SIGNIFICANT CUSTOMERS

In the three month period ended March 31, 2003, two customers accounted for 33% and 19%, respectively, of net sales. The Company does not have a written or oral contract with these customers. All sales are made through purchase orders.
Accounts receivable from these customers at March 31, 2003, were $847,711 and $325,349, respectively.


NOTE 7. SIGNIFICANT SUPPLIERS

In the three months ended March 31, 2003, the Company purchased 41% of its raw materials, components and supplies from one supplier in connection with sales to its largest customers. At March 31, 2003, the accounts payable to this supplier was $1,365,836.


NOTE 8. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region from continuing operations for the three-month periods ended March 31 are as follows:

                                            2003            2002
                                        -----------     -----------
Sales to Unaffiliated Customers:
United States                           $ 3,314,623     $ 4,987,555
Europe                                    1,142,286       1,568,622
Mexico                                      670,635         650,299
Asia                                        236,943         175,555
All Others                                  264,918         279,292
                                        -----------     -----------
Total                                   $ 5,629,405     $ 7,661,323
                                        ===========     ===========


NOTE 10. RELATED PARTY TRANSACTIONS:

The Company purchased from an affiliate for the three months ended March 31, 2003, $452,524 of injection molded cartridges and accessories for copiers and laser printers. Accounts payable to the affiliate at March 31, 2003, was $332,449.

On January 23, 2003 the Company's registration statement on Form SB-2 offering of up to 7 million shares of its common stock was declared effective by the Securities and Exchange Commission. On March 6, 2003, the Company received subscription gross proceeds from an affiliate of $6,075,000 for the public sale of 4,500,000 shares of its common stock from an affiliate, and on March 13, 2003, the Company accepted the investment in accordance with the offering procedures.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our condensed financial statements and the related notes thereto.

BACKGROUND

On June 28, 2000, Color Imaging, formerly known as Advatex Associates, Inc. merged with Logical Imaging Solutions, Inc. and Color Image, Inc. and Logical Imaging Solutions and Color Image became wholly-owned subsidiaries of Advatex. The financial information contained in this report is in conformity with the purchase method of accounting. On December 31, 2000, Color Image was merged with and into Color Imaging. On September 30, 2002, we divested Logical Imaging Solutions in exchange for 1.7 million shares of our common stock and warrants to purchase up to 15% of the common stock of Digital Color Print or Logical Imaging Solutions. As the result of our disposing of Logical Imaging Solutions, Inc. we no longer offer printing systems to commercial printers nor the support services and consumables related thereto. As a further result of Color Imaging's divestiture of Logical Imaging Solutions, our investments in the furthering of Logical Imaging Solutions' technologies and carrying its operations have ceased. Significantly, since the merger on June 28, 2000, Color Imaging had invested approximately $2.35 million in the operations of Logical Imaging Solutions and the development of its technologies. The disposal of Logical Imaging Solutions eliminates the capital needed to support those operations and should result in improved profitability from operations.

COLOR IMAGING, INC.

Color Imaging, Inc. has developed and manufactured products used in electronic printing. We formulate and produce black text and specialty toners, including color and magnetic character recognition toners for numerous laser printers. Our toners permit the printing of a wide range of user-selected colors and also the full process color printing of cyan, yellow, magenta and black. Magnetic character recognition toners enable the printing of magnetic characters that are required for the high-speed processing of checks and other financial documents. We also supply other consumable products used in electronic printing, and photocopying, including toner cartridges, cartridge components, photoreceptors and imaging drums.

Color Imaging, Inc. has continually expanded its product line and manufacturing capabilities. This expansion has led to the creation of more than 130 different black text, color, magnetic character recognition and specialty toner formulations, including aftermarket toners and imaging products for printers and facsimile machines manufactured by Brother(TM), Canon(TM), Delphax(TM), Hewlett Packard(TM), IBM(TM), Lexmark(TM), Sharp(TM), Xerox(TM), Minolta(TM), Mita(TM), Panafax(TM), Pentax(TM), Pitney Bowes(TM), Epson(TM), Fuji-Xerox(TM), Toshiba(TM), Kyocera(TM), Okidata(TM), Panasonic(TM), and printing systems developed by Logical Imaging Solutions, Inc. Color Imaging, Inc. also manufacturers and or markets toners for use in Ricoh, Sharp(TM), Xerox(TM), Canon(TM), Lanier(TM) and Toshiba(TM) copiers. We also offer product enhancements, including imaging supplies that enable standard laser printers to print magnetic character recognition data. We market branded products directly to OEMs and our aftermarket products worldwide to distributors and remanufacturers of laser printer toner cartridges and to dealers and distributors of copier products.

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

RECENT DEVELOPMENTS

On April 18, 2003, the Board of Directors of Color Imaging reviewed the recent trading activity and prices of our common stock on the OTC Bulletin Board. The Board of Directors then approved a stock repurchase program pursuant to which the we are authorized to purchase in the open market, private or other transactions, up to the lesser of $1 million or 1 million shares of our outstanding shares of common stock.

Repurchases under the program are to be made from time to time at the discretion of management and as market conditions warrant. The repurchase program does not obligate us to acquire any specific number of shares and may be discontinued at any time. There is no guarantee as to the exact number of shares, if any, to be repurchased by us prior to the completion of the repurchase program. Our present plan is to cancel any shares repurchased, making them available for reissue for any general corporate purpose, and to complete the repurchases by September 30, 2004. All purchases will be in accordance with the terms, conditions and restrictions contained in SEC Rule 10b-18.

On January 23, 2003 Color Imaging, Inc.'s registration statement on Form SB-2 offering of up to 7 million shares of common stock was declared effective by the Securities and Exchange Commission. On March 6, 2003, Color Imaging received subscription proceeds of $6,075,000 for the public sale of 4,500,000 shares of its common stock from an affiliate. The acquisition of our common stock by this affiliate is for investment purposes. On March 13, 2003, Color Imaging accepted the investment in accordance with the offering procedures and terminated the offering without accepting any other subscriptions.

OVERVIEW

The following discussion and analysis should be read in conjunction with our financial data and our Financial Statements and notes appearing elsewhere in this report.

Net sales for the three months ended March 31, 2003 declined by approximately $2 million, or 26%, to $5.6 million, compared to $7.7 million in 2002. Net sales in 2003 decreased primarily due to reduced demand domestically and substantially reduced sales to our largest customer for the first quarter 2003 compared to the same period of 2002. In the three months ended March 31, 2003 and 2002, our net sales were primarily generated from the sale of finished consumable products for electronic printers and photocopying machines and comprised approximately 71% and 69% of net sales, respectively. For the three months ended March 31, 2003 and 2002, our two largest imaging products customers accounted for 33% and 19% and 49% and 21% of net sales, respectively. Sales to these customers consist primarily of analog copier products, and as a result are expected to decline over time unless these declining sales to these customers are offset by the sale of digital copier products.

As of September 30, 2002, we no longer sell certain very low margin copier products purchased for resale to our largest customer. As a result, our sales will be less concentrated with our largest customer and our gross profit margins are expected to improve. Our orders for this discontinued very low margin product during 2002 were approximately $4 million, or 14% of our total sales for the year ended December 31, 2002 and represents approximately 33% of our sales for 2002 to our largest customer. During the fourth quarter of 2002, as the result of our largest customer having lost business from one of its major customers that has been using our product, orders from our largest customer further declined and we expect sales to our largest customer during 2003 to be about one-half of the amount sold to them during 2002, or down approximately $7 million. We do not have a written or oral contract with this customer. Our inventory for the discontinued product has been sold, and inventory in connection with the other products no longer sold by our largest customer to one its customers is still being sold to our largest customer for sale to others. We do not have written or oral contracts with our customers, and all sales are made through purchase orders. Though our sales are on purchase orders, these customers typically issue purchase orders three months in advance of the product delivery date and provide us with an additional two month rolling forecast. Consistent with the purchase orders and forecasts provided to us by our major customers, we provide our major suppliers with purchase orders three months in advance and an additional rolling forecast for two months.

Net sales made outside of the United States decreased to approximately $2.3 million, or 41% of total sales for the three months ended March 31, 2003, compared to $2.7 million, or 35% for the three months ended March 31, 2002. This 15% decrease in international sales resulted primarily from the decrease in sales to our two largest customers. However, as a result of our no longer selling certain copier products to our largest customer, both our domestic and our international sales are expected to decrease for all of 2003, while our gross margin is expected to be higher throughout 2003 when compared to 2002.

The following table reflects the consolidated new orders, net of cancellations, revenues and backlog as of the beginning and end of the three months ended March 31, 2003, as well as for Color Imaging's two general product lines.

                              Backlog                            Backlog
                             at start                             at end
                                of         New         Net          of
                               Year       Orders     Revenue     Quarter
                             --------    --------    --------    --------
                                         (IN THOUSANDS OF DOLLARS)
2003:
  Copier Products            $  2,718    $  2,953    $  3,562    $  2,109
  Printer Products                473       2,051       2,067         457
                             --------    --------    --------    --------
     Total                      3,191       5,004       5,629       2,566
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

A critical accounting policy is one that is both important to the portrayal of Color Imaging's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its financial statements.

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

VALUATION OF LONG-LIVED ASSETS. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of our long-lived assets, such as our investment in our toner manufacturing equipment. We have approximately $7.8 million invested in such equipment and plant improvements, with a carrying value of $6.5 million, that have estimated lives of up to twenty years. Should competing technologies or offshore competitors cause our manufacturing technology to be non-competitive, or should other events or circumstances indicate that the carrying amount of these assets would not be recoverable, the estimated life of these assets may need to be shortened and their carrying value could be materially affected. If the sum of the undiscounted expected cash flows from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss is recognized.

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

RESULTS OF CONTINUING OPERATIONS

Color Imaging's net sales were $5.6 million for the three months ended March 31, 2003, a decrease of approximately 27% from March 31, 2002. The net sales by product category were as follows:

                                                        % Increase
 (Dollars in thousands)                 2003       %    (Decrease)      2002       %
                                     ----------  -----  ----------   ----------  -----
Product Category:
 Cartridges and bottles
  Copier finished products            $ 3,051     54%      (30%)      $ 4,339     57%
  Printer finished products               966     17%      ( 1%)          979     12%
                                     ----------         ----------   ----------
                                        4,017     71%      (24%)        5,318     69%

Bulk toner and parts                    1,612     29%      (31%)        2,343     31%
                                     ----------         ----------   ----------
      Total net revenue               $ 5,629    100%      (27%)      $ 7,661    100%
                                     ==========         ==========   ==========

The following table sets forth certain information derived from the Company's unaudited interim statements of operations:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      2003            2002
                                                      -----           -----
                                                    (PERCENTAGE OF NET SALES)

    Net sales                                          100             100
    Cost of sales                                       77              84
    Gross profit                                        23              16
    Administrative expenses                              8               5
    Research and development                             5               3
    Sales and marketing                                  6               3
    Operating income                                     4               4
    Interest expense                                     1               1
    Depreciation and amortization                        3               2
    Income before taxes                                  3               4
    Provision for income taxes                           1               2
    Income from continuing operations                    2               2
    Loss  from  discontinued operations, net  of
      income taxes                                       -              -1
    Net income                                           2               1

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

NET SALES. Our net sales decreased by $2 million, or 26%, to $5.6 million for the three months ended March 31, 2003, from $7.7 million for the three months ended March 31, 2002. Net sales made in the United States were $3.3 million, a decrease of $1.7 million, or 33%, from $5.0 million made in the comparable period in 2002. Net sales made outside of the United States decreased by approximately $0.4 million, or 15%, for the quarter compared to the same quarter of 2002. The decrease in net sales for the quarter compared to that of a year ago resulted from reduced domestic demand for all of our products and the loss of business from our largest customer, while the decrease in sales made outside of the United States was primarily the result of decreased sales to our two largest customers. Of the $5.7 million in net sales, $3.1 million, or 54%, were attributable to our copier finished products, while net sales of these same products were $4.3 million, or 57%, for the comparable period in 2002. The revenue decrease from copier products from 2002 to 2003 was 30%, reflecting primarily the loss in business from our largest customer, while the decrease for the comparable period experienced by laser products was 1%. Sales of our laser finished products for the three months ended March 31, 2003 were $1 million compared to $1 million for the same period of 2002. We believe that sales of both our copier and our laser printing products will increase during 2003, as the result of sales of new products recently introduced.

COST OF GOODS SOLD. Cost of goods sold decreased by $2.1 million, or 33%, to $4.3 million from $6.4 million for the three months ended March 31, 2003 and for the comparable period in 2002, primarily as the result of the decrease in net sales. Cost of goods sold as a percentage of net sales decreased by 7 percentage points from 84% for the three months ended March 31, 2002 to 77% for the three months ended March 31, 2003, primarily as the result of reduced sales derived from certain very low margin products previously sold to our largest customer that have been discontinued, a larger percentage of sales being derived from sales of products with higher gross margins and the effects of previous price increases on a few analog copier products. Having recently placed more efficient manufacturing equipment in service, we expect our cost of goods sold to further decrease as a percentage of net sales.

GROSS PROFIT. As a result of the above factors, gross profit increased to $1.3 million in the three months ended March 31, 2003 from $1.2 million in the three months ended March 31, 2003, or approximately $100,000, while net sales for the same period decreased by $2 million. Gross profit as a percentage of net sales increased by 7 percentage points from 16% to 23% for the three months ended March 31, 2003, as compared to the corresponding period of the prior year.

OPERATING EXPENSES. Operating expenses increased $.25 million, or 30%, to $1.1 million in the three months ended March 31, 2003 from $.85 million in the three months ended March 31, 2002. General and administrative, selling and R&D expenses increased, as a percentage of net sales, to 20% in the three months ended March 31, 2003 from 11% in the three months ended March 31, 2002 as the result of the decrease in net sales for the quarter. General and administrative expenses increased approximately 28%, or $.1 million to $.47 million for the three months ended March 31, 2003 from the comparable period in 2002, largely resulting from increased legal and professional fees and increased payroll and related expenses. Selling expenses increased by $.09 million, or 33%, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Selling expenses increased primarily as a result of increased commission and expense reimbursements of our manufacturer's representatives, payroll and advertising and promotional expenses. Research and development expenses increased by $60,000, or 29%, to $272,000 in the three months ended March 31, 2003, primarily as the result of increased expenditures for product formulation testing and increased payroll and consulting expenses. We expect to continue to increase research and development expenditures in an effort to develop and bring to market more new products before our competition, while also reformulating certain product formulas to manufacture a greater percentage of our products on our more efficient production equipment.

OPERATING INCOME. As a result of the above factors, primarily the 30% increase in operating expenses, operating income decreased by $156,000, or 42%, to a profit of $213,000 in the three months ended March 31, 2003 from $369,000 in the three months ended March 31, 2002.

INTEREST AND FINANCE EXPENSE. Interest expense increased by $1,000 in the three months ended March 31, 2003 from the three months ended March 31, 2002. The increase was primarily the result of interest expense on the borrowings from related parties.

OTHER INCOME. Other income increased by $41,000 from income of $7,000 to income of $48,000 in the three months ended March 31, 2003 from the three months ended March 31, 2002, primarily as the result of income derived from the exchange of Euros.

INCOME TAXES. As the result of our profit from continuing operations in the three months ended March 31, 2003, we recorded an income tax provision of $74,000 for the period, while the income tax provisions were $115,000 for the three months ended March 31, 2002.

RESULTS OF DISCONTINUED OPERATIONS

The following table sets forth, for the periods indicated, selected information relating to the discontinued operations of Logical Imaging Solutions that has been derived from our unaudited consolidated statements of operations.

                                                Three Months Ended
                                                      March 31,
                                       ------------------   -------------------
                                                  2003                 2002
                                       ------------------   -------------------
     Net sales                                $       --            $  197,755
     Operating (loss)                                 --              ( 99,784)
     Net (loss)                               $       --            $ ( 70,258)


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, and December 31, 2002, our working capital and current ratio was approximately $6.9 million and $1.8 million and 2.78 to 1 and 1.29 to 1, respectively. The substantial increase in our working capital and current ratio at March 31, 2003, compared to December 31, 2002, was primarily due to the net proceeds we received from the public sale of our common stock.

Cash flows used by continuing operating activities were $113,000 in the three months ended March 31, 2003 compared to $174,660 provided by continuing operations in the three months ended March 31, 2002. The cash flows used by continuing operating activities in the three months ended March 31, 2003 increased primarily due to the reduction made to accounts payable.

Cash flows used in investing activities were $58,000 in the three months ended March 31, 2003, compared to $248,000 in the three months ended March 31, 2002. The decrease in cash used in investing activities in the three months ended March 31, 2002, was entirely attributable to decreased capital expenditures in connection with our most recent factory expansion.

We have a $1.5 million revolving line of credit, as amended, with our bank that had an outstanding balance as of March 31, 2003 of $0. At the end of each month, for the following month, we have an interest rate option of either the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50% or our bank's prime interest rate minus 0.25%. As of March 31, 2003, the interest rate was the one-month Libor rate of 1.3375% plus 2.50% (3.8375%). This revolving line of credit has a June 30, 2003 expiration date. Under the line of credit, we are permitted to borrow up to 85% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $1.1 million and not to exceed 60 percent of the total outstanding). We have granted our bank a security interest in all of our assets as security for the repayment of the lines of credit.

The Bank agreement contains various covenants which the Company is required to maintain, and as of March 31, 2003, the Company was in compliance with these covenant requirements.

Cash flows provided by financing activities, after the repayment of some $1,330,000 of debt and $1,022,000 reduction to the line of credit for the three months ended March 31, 2003 were $3,252,000, resulting primarily from the $5,917,000 in net proceeds received for the public sale of our common stock to an affiliate. Cash flows provided by financing activities for the same three month period ended March 31, 2002, were $530,000, derived primarily from $500,000 in proceeds from related party borrowings.

On April 18, 2003, Color Imaging established a stock repurchase program under which Color Imaging's common stock, with an aggregate market value up to the lesser of $1 million or 1 million shares, may be acquired in the open market or through private or other transactions. As of April 30, 2003, Color Imaging has not repurchased any of our common stock.

We believe that existing cash balances, cash generated by operating activities, and funds available under our credit facility will be sufficient to finance our operating and investing activities for at least the next 12 months, which will include expenditures of approximately $500,000 for manufacturing and research and development equipment, approximately $100,000 for a significant upgrade to our accounting and manufacturing computer system and the repurchase of our stock under the stock repurchase program of up to the lesser of $1,000,000 or 1,000,000 shares of our common stock.

FACTORS   THAT  MAY   AFFECT   FUTURE   RESULTS   AND   INFORMATION   CONCERNING
FORWARD-LOOKING STATEMENTS

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF CUSTOMERS.

For the three months ended March 31, 2003, two customers accounted for approximately 52% of our net sales. We do not have contracts with these customers and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of either of these customers, including through an acquisition, other business combination or the loss by them of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers or substantial portions of our business with one or more of our major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

OUR RELIANCE ON SALES TO A FEW MAJOR CUSTOMERS AND GRANTING CREDIT TO THOSE CUSTOMERS PLACES US AT FINANCIAL RISK.

As of March 31, 2003, receivables from two customers comprised 52% of accounts receivable. A concentration of our receivables from a small number of customers places us at risk should these receivables become uncollectable. If any one or more of our major customers is unable to pay us it could adversely affect our results of operations and financial condition. Color Imaging attempts to manage this credit risk by performing credit checks, requiring significant partial payments prior to shipment where appropriate, and actively monitoring collections.

APPROXIMATELY 33% OF OUR BUSINESS DEPENDS ON A SUPPLIER APPROVED BY ONE OF OUR CUSTOMERS.

Some of our products incorporate technologies that are available from a particular supplier that has been approved by one of our customers. Approximately 33% of our sales for the three months ended March 31, 2003, were derived from products limited to a specific supplier. For the three months ended March 31, 2003, we purchased 41% of our supplies from that same supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders. Should we be unable to obtain the necessary materials from this supplier, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

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

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO UTILIZE AVAILABLE MANUFACTURING CAPACITY.

From 1999 through 2000, we expanded our manufacturing capacity by acquiring new manufacturing equipment and moving to a larger location. We intend to continue to expand capacity by placing in service additional manufacturing equipment during 2003. To fully utilize these new additions to the factory, new formulations for toner have to be developed specifically for manufacture on this new equipment or orders for larger quantities of existing toners must be obtained. While we have been successful in developing formulas for new equipment in the past and increasing sales of many of our existing toner products, our continued success will be dependent on our ability to develop additional formulations or increase our sales from existing formulations and manufacture the toners with the new equipment to achieve a reduction in production costs. We cannot assure you that we will be successful in developing all of the formulations needed in the future or that we will be able to manufacture toner at a lower production cost on a regular basis or that such products will achieve market acceptance. If we are not successful in increasing the sales of our manufactured products, or if our existing sales from manufactured products decline, our business will be materially and adversely affected.

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

OUR BUSINESS MIGHT BE ADVERSELY AFFECTED BY OUR DEPENDENCE ON FOREIGN BUSINESS.

We sell a significant amount of product to customers outside of the United States. International sales accounted for 41%, 37%, 24% and 10% of net sales for the three months ended March 31, 2003, and in the years ended December 31, 2002, 2001 and 2000, respectively. We expect that shipments to international customers will continue to account for a material portion of net sales. During the three months ended March 31, 2003, our sales were made to customers outside the United States as follows:

     o    Europe (including Israel and Africa) - 20%
     o    Mexico - 12%
     o    Asia - 4%
     o    Other - 5%

Most of our products sold internationally, including those sold to our larger international customers, are on open account, giving rise to the added costs of collection in the event of non-payment. Further, should a product shipped overseas be defective, Color Imaging would experience higher costs in connection with a product recall or return and replacement.

Most of our products are priced in U.S. dollars, but because we began selling products in Europe denominated in Euros during 2001, fluctuations in the Euro could also cause our products there to become less affordable or less competitive or we may sell some products at a loss to otherwise maintain profitable business from a customer. We recorded a gain of $37,209 for the three months ended March 31, 2003. We recorded a gain of $2,858 and a charge of $1,877 during the years ended December 31, 2002 and 2001, respectively, as a result of foreign currency transactions.

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

RISKS RELATING TO OWNING OUR COMMON STOCK:

OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN APPROXIMATELY 42% OF THE OUTSTANDING SHARES OF COMMON STOCK, ALLOWING THESE STOCKHOLDERS TO CONTROL MATTERS REQUIRING APPROVAL OF THE STOCKHOLDERS.

As a result of such ownership by our officers and directors, other investors will have limited control over matters requiring approval by the stockholders, including the election of directors. Such concentrated control may also make it difficult for the stockholders to receive a premium for their shares of our common stock in the event we enter into transactions that require stockholder approval. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire control of us.

EXERCISE OF WARRANTS AND OPTIONS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK.

As of April 21, 2003, we had issued and outstanding 12,908,333 shares of common stock and 901,993 outstanding warrants and 920,000 outstanding options to purchase additional shares of common stock, exclusive of 16,672 shares of our common stock and warrants to purchase 33,344 shares of our common stock that have been repurchased pursuant to a repurchase agreement and will be cancelled upon their receipt from escrow. The existence of the remaining warrants and options may adversely affect the market price of our common stock and the terms under which we obtain additional equity capital.

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

DIGITAL COLOR PRINT'S TENDER OFFER TO EXCHANGE ITS SHARES FOR UP TO 900,000 SHARES OF OUR COMMON STOCK MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Digital Color Print's tender offer to exchange shares for up to 900,000 shares of our common stock could result in Digital Color Print having up to 900,000 shares of our common stock that it could sell in the market. The sale of all or substantially all of such shares of our common stock by Digital Color Print may adversely affect the market price of our common stock.

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

OUR STOCK PRICE MAY BE VOLATILE AND AN INVESTMENT IN OUR COMMON STOCK COULD SUFFER A DECLINE IN VALUE.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include, but are not limited to:

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributed to all market sensitive financial instruments, including long-term debt.

We do not hold any investments or assets outside of the United States. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We estimate that about 80% of our transactions are denominated in U.S. dollars, excepting those sales in Euros to our second largest customer's operations in Europe. Accordingly, beginning in 2001, we are subject to foreign currency risk with respect to future costs or cash flows from our sales in Euros. We have adjusted our prices annually with our customer to reflect the change in the exchange rate and do not expect to be subject to material foreign currency risk, accordingly, with respect to those sales. As a result, to date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange. We incurred a net foreign currency transaction gain of
$37,209 in the quarter ended March 31, 2003, and we incurred a net foreign currency transaction gain of $2,858 and a loss of $1,877 in the years ended December 31, 2002 and 2001, respectively. Our pricing for our products sold in Euros is currently at the rate of 0.96 Euros relative to the U.S. dollar. A 10% change in the value of the Euro from .96 Euros relative to the United States dollar would cause approximately an $8,000 foreign currency translation adjustment in an average month, a type of other comprehensive income (loss), which would be a direct adjustment to stockholders' equity.

Our revolving line of credit bears interest based on interest rates tied to the prime rate or LIBOR rate, either of which may fluctuate over time based on economic conditions. As a result, we are subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and we are in a borrowing mode. At March 31, 2003, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

Color Imaging's investment policy requires investments with high credit quality issuers and or over night repurchase agreements with our bank. Investments made by Color Imaging will principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates of five years or less, or the overnight purchase of securities held in our bank's investment portfolio. Because of the credit criteria of the Color Imaging's investment policies, the primary market risk associated with these investments is interest rate risk. Color Imaging does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. Since Color Imaging did not have any monies invested in securities at March 31, 2003, we are not subject to any market or interest rate risk in connection with securities available-for-sale.

Management believes that a reasonable change in raw material prices could have a material impact on future earnings or cash flows, because we generally are not able to offset increases to our costs with higher prices for our products.

ITEM 4. Controls and Procedures

     a) On April 25, 2003, our President and principal executive officer and Chief Financial Officer participated in a meeting during which there was an evaluation of our disclosure controls and procedures. Based on such evaluation, they believe such controls and procedures are effective.

     b) Our President and principal executive officer and Chief Financial Officer are involved in ongoing evaluations of internal controls. On April 25, 2003, in anticipation of the filing of this Form 10-Q, they reviewed our internal controls and have determined, based on such review, that, since the date of their review, there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls subsequent to such evaluation.

PART II

ITEM 1. Legal Proceedings

None.

ITEM 2. Changes in Securities

On January 23, 2003, the Company's registration statement on Form SB-2, registering up to 7 million shares of the Company's common stock, was declared effective (Registration Statement No. 333-76090), and the offering was commenced by the Company's officers and directors. On March 13, 2003, the Company completed the public sale of 4,500,000 shares of the Company's common stock at a price of $1.35 per share, whereby the Company received $6,075,000 in gross proceeds from an affiliate, and the Company terminated the offering before the sale of all 7 million of registered shares. From the effective date of the Company's registration statement through March 31, 2003, the Company incurred total expenses for professional fees and printing of $30,129 in connection with the issuance and distribution of the Company's common stock. The net proceeds received by the Company, after expenses of $30,129, was $6,044,871. None of the aforementioned expenses were direct or indirect payments to directors, officers, their associates or persons owning ten (10) percent or more of the common stock of the Company.

Our intended uses of the $6,075,000 of proceeds received from the public sale of our common stock, and our uses through March 31, 2003, are listed below in descending order of priority:

Purpose:                                                            Amount          Used        Reallocated     Remaining
-------------------                                               ----------     ----------     -----------     ----------
Accounts payable and other corporate
 and offering expenses. . . . . . . . . . . . . . .               $1,000,000     $  413,816     $         0     $  586,184
To retire debt (1). . . . . . . . . . . . . . . . .               $  350,000     $  324,301     $    25,699     $        0
To retire debt (2). . . . . . . . . . . . . . . . .               $1,050,000     $  956,883     $    93,113     $        0
To acquire capital assets . . . . . . . . . . . . .               $1,500,000     $   20,000     $         0     $1,480,000
For other general corporate purposes
 including working capital. . . . . . . . . . . . .               $2,175,000     $        0     $   118,812     $2,293,812
                                                                  ----------     ----------                     ----------
                                                          Total:  $6,075,000     $1,715,000                     $4,360,000
Pending application:
-------------------
Short-term investments. . . . . . . . . . . . . . .                                                             $2,625,000
Pay down of revolving line of credit. . . . . . . .                                                             $1,735,000


----------------
(1) On November 30, 2000, we entered into a loan for $500,000 with a 5-year term, secured by specific manufacturing equipment, maturing November 30, 2004, with General Electric Capital Corporation for the purchase of toner manufacturing equipment. The interest rate is 10.214% and the monthly principal and interest payments are $10,676.39.
(2) On June 24, 1999, we entered into a loan for $1,752,000 with a 7-year term, secured by our business assets, maturing June 24, 2006, with SouthTrust Bank for the refinancing of obligations owing the bank for the acquisition of equipment and that due under a previous working capital line of credit. The interest rate is 7.90% per annum and the monthly principal and interest payments are $27,205.00.

During March 2003, using proceeds from the offering on Form SB-2, the Company retired debt owed to General Electric Capital Corporation and SouthTrust Bank, and to the extent proceeds were not required in the amounts outlined for those purposes, they have been reallocated to be used for general corporate purposes.

Pending application of the proceeds of our offering, we temporarily reduced our revolving line of credit with our bank and have retained the balance of the net proceeds in a deposit account with the bank, pending authorization of the board of director's to make the investments recommended by management.

No direct or indirect payments to directors, officers, their associates or persons owing ten (10) percent or more of the Company's common stock were made with proceeds from the Company's offering on Form SB-2

On March 4, 2003, the Company completed the repurchase from a stockholder of 12,939 shares of the Company's common stock together with warrants to purchase 25,878 shares of the Company's common stock at an exercise price of $2.00 per share for $25,878. The shares and warrants were originally sold in the Company's private placement that was completed in December 2001, and the shares and warrants repurchased by the Company were cancelled.

On February 27, 2003, the Company entered into an agreement with a stockholder to repurchase 150,000 shares of common stock and warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $2.00 per share. Under the agreement, the stockholder has a one-time right to cancel the sale of the common stock and warrants not yet paid for by the Company upon written notice to the Company. Upon receipt of such notice, the Company is not obligated to purchase the remaining common stock and warrants. The agreement provides that the Company is to pay $2.00 for each common share and warrant to purchase two common shares of the Company's common stock. The shares and warrants are to be repurchased in approximately equal installments over nine months, beginning in March and ending in November 2003. On March 24, 2003, the Company repurchased 16,672 of the Company's common shares and warrants to purchased 33,344 common shares, paying $33,344. The shares and warrants repurchased by the Company are held in escrow, pending the completion of the repurchase in November 2003, or its earlier cancellation, at which time they will be cancelled.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

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

4.45 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated October 4, 2000, incorporated by reference to Exhibit 4.45 to the Registration statement on Form SB-2 filed April 11, 2002.
4.46 $200,000 Promissory Note between Color Imaging and AccuRec LLC dated November 3, 2000, incorporated by reference to Exhibit 4.46 to the Registration statement on Form SB-2 filed April 11, 2002.
4.47 Seventh Amendment of Loan Documents between Color Imaging and SouthTrust Bank dated June 28, 2002, incorporated by reference to
          Exhibit 4.47 to the Registration statement on Form SB-2 filed July 15, 2002.
4.48 $2,500,000 Sixth Revolving Note Modification Agreement between Color Imaging and SouthTrust Bank, incorporated by reference to Exhibit 4.48 to the Registration statement on Form SB-2 filed July 15, 2002.
4.49 Partial Loan Liability Release Agreement between Color Imaging, Inc. and SouthTrust Bank dated September 24, 2002, incorporated by reference to Exhibit 4.49 to the Registration statement on Form SB-2 filed October 2, 2002.
4.50 $500,000 Promissory Note between Color Imaging and Jui Hung Wang dated August 21, 2002, incorporated by reference to Exhibit 4.50 to the Registration statement on Form SB-2 filed October 2, 2002.
4.51 $100,000 Promissory Note between Color Imaging and Jui Chi Wang dated August 21, 2002, incorporated by reference to Exhibit 4.51 to the Registration statement on Form SB-2 filed October 2, 2002.
4.52 First Note Modification Agreement between Sueling Wang and Color Imaging dated August 27, 2002, incorporated by reference to Exhibit
          4.52 to the Registration statement on Form SB-2 filed October 2, 2002.
10.1 Employment Agreement between Color Imaging and Michael W. Brennan dated June 28, 2000, incorporated by reference to Exhibit 10.1 to the Registration statement on Form SB-2 filed November 28, 2001.
10.2 Employment Agreement between Color Imaging and Dr. Sueling Wang dated June 28, 2000, incorporated by reference to Exhibit 10.2 to the Registration statement on Form SB-2 filed November 28, 2001.
10.3 Employment Agreement between the Company and Morris E. Van Asperen dated June 28, 2000, incorporated by reference to Exhibit 10.3 to the Registration statement on Form SB-2 filed November 28, 2001.
10.4 Employment Agreement between Color Imaging and Charles R. Allison dated June 30, 2000, incorporated by reference to Exhibit 10.4 to the Registration statement on Form SB-2 filed November 28, 2001.
10.5 Lease Agreement between Color Imaging and Kings Brothers LLC dated April 1, 1999, incorporated by reference to Exhibit 10.5 to the Registration statement on Form SB-2 filed November 28, 2001.
10.6 Amendment No. 1 to Lease Agreement between the Company and Kings Brothers LLC dated April 1, 1999, incorporated by reference to Exhibit
          10.6 to the  Registration  statement  on Form SB-2 filed  November 28,
          2001.
10.7 Letter of Agreement to Employment Agreement between Color Imaging and Michael W. Brennan dated June 10, 2002 (incorporated by reference to
          Exhibit 10.7 to Registrant's Form 10-QSB filed for the quarter ended June 30, 2002)
10.8 Termination Agreement between Michael W. Brennan and Color Imaging dated September 30, 2002, incorporated by reference to Exhibit 10.9 to the Registration statement on Form SB-2 filed October 2, 2002.
10.9 Form of Warrant between Digital Color Print, Inc. and Color Imaging, Inc., incorporated by reference to Exhibit 10.10 to the Registration statement on Form SB-2 filed November 13, 2002.
10.10 Employment and Deferred Compensation Agreement Amendments between Charles R. Allison and Color Imaging, Inc., December 27, 2002, incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 2002
10.11 $1,752,000 Installment Note Amendment between SouthTrust Bank and Color Imaging, Inc. dated February 5, 2003, incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 2002

10.12 Commercial Lease Agreement Amendment between Kings Brothers LLC and Color Imaging, Inc. dated February 5, 2003, incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2002
10.13 Purchase and Sale and Release Agreement between Michael Edson and Color Imaging, Inc. dated February 27, 2003, incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2002
10.14 Purchase and Sale and Release Agreement between Stephen Chromik and Color Imaging, Inc. dated February 27, 2003, incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2002
10.15 Form of Indemnification Agreement, incorporated by reference to the post effective Amendment No. 1 to Form SB-2 filed April 1, 2003.
99.1+ Certification pursuant to 18 U.S.C. Section 1350 of Sueling Wang, principal executive officer, dated April 30, 2003.
99.2+ Certification pursuant to 18 U.S.C. Section 1350 of Morris E. Van Asperen, chief financial officer, April 30, 2003.

------------------------
(1) Pursuant to Rule 601(b)(2), the schedules and exhibits to this Agreement shall not be filed. A list of the schedules and exhibits is contained on the last page of the Agreement. The Registrant agrees to furnish supplementally a copy of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.
+    Filed herewith.


(b) REPORTS ON FORM 8-K

On January 24, 2003, the Company filed a Current Report on Form 8-K announcing On January 23, 2003, Color Imaging, Inc.'s registration statement on Form SB-2 (SEC Reg. No. 333-76090) was declared effective by the Securities and Exchange Commission in accordance with Item 5 of Form 8-K.

On March 7, 2003, the Company filed a Current Report on Form 8-K announcing that Color Imaging received subscription proceeds of $6,075,000 for the public sale of 4,500,000 shares of its common stock from an affiliate, and that subject to acceptance by Color Imaging of the investment in accordance with the offering procedures, Color Imaging intended to terminate the offering effective March 13, 2003 and accept no additional subscriptions in accordance with Item 5 of Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COLOR IMAGING, INC.




                                       /S/ SUELING WANG
                                       --------------------------------------
April 30, 2003                         Sueling Wang, PhD
                                       President (principal executive officer)





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

1.   I have reviewed this quarterly report on Form 10-Q of Color Imaging, Inc.;

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

                                       COLOR IMAGING, INC.


                                       /S/ SUELING WANG
                                       ---------------------------------------
         April 30, 2003                Sueling Wang, PhD
                                       President (principal executive officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Morris E. Van Asperen, executive vice president and chief financial officer of registrant, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Color Imaging, Inc.;

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

                                       COLOR IMAGING, INC.


                                       /S/ MORRIS E. VAN ASPEREN
                                       ------------------------------------
         April 30, 2003                Morris E. Van Asperen
                                       Executive Vice President and
                                       Chief Financial Officer





                                       33
1612924