Form 10-Q
period 2003-06-30
COLOR IMAGING INC
filed 2003-07-31
CIK 820906

1639953.rtf
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              for the quarterly period ended June 30, 2003

                                       or

 [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             for the transition period from _______________ to _________________


                                Commission file number         0-18450
                                                       -------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                               COLOR IMAGING, INC.
             (Exact name of registrant as specified in its charter)


                        Delaware                                                        13-3453420
--------------------------------------------------------------                  --------------------------------
(State or other jurisdiction of incorporation or organization)                  (IRS Employer Identification No.)

        4350 Peachtree Industrial Blvd, Suite 100
                Norcross, GA                                                                 30071
        -----------------------------------------                                        -------------
        (Address of principal executive offices)                                          (Zip Code)


                                 (770) 840-1090
          -------------------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
        -----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                                      ---    ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No x
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of July 28, 2003, there were 12,925,005 shares outstanding of Common Stock.

                               COLOR IMAGING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                      INDEX



PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets at June 30, 2003
          (Unaudited) and December 31, 2002(Audited)...........................3
          Condensed Statements of Operations (Unaudited)
          for the Three and Six Months ended June 30, 2003 and 2002............4
          Condensed Statements of Cash Flows (Unaudited)
          for the Six Months ended June 30, 2003 and 2002......................5
          Notes to Interim Unaudited Condensed Financial
          Statements ..........................................................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................10
Item 3.   Quantitative and Qualitative Disclosures about Market Risks.........24
Item 4.   Controls and Procedures.............................................24



PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................25
Item 2.   Changes in Securities and Use of Proceeds...........................25
Item 3.   Defaults Upon Senior Securities.....................................26
Item 4.   Submission of Matters to a Vote of Security Holders.................26
Item 5.   Other information ..................................................27
Item 6.   Exhibits and Reports on Form 8-K....................................27
Signatures....................................................................30

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS

                               COLOR IMAGING, INC.
                            CONDENSED BALANCE SHEETS

                         ASSETS

                                                                  30 Jun-03        31-Dec-02
                                                                 (Unaudited)       (Audited)
                                                                ------------     ------------
CURRENT ASSETS
    Cash                                                        $  2,551,178     $    128,501
    Accounts receivable, net                                       1,968,875        2,390,019
    Inventories                                                    6,325,787        5,080,237
    Related party portion of IDR bond                                 83,160           83,160
    Other current assets                                             359,104          304,672
                                                                ------------     ------------
          TOTAL CURRENT ASSETS                                    11,288,104        7,986,589
                                                                ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                6,895,429        7,038,111
                                                                ------------     ------------
OTHER ASSETS
    Related party portion of IDR bond                                735,340          735,340
    Deferred offering costs                                               --          121,924
    Other assets                                                     224,481          231,571
                                                                ------------     ------------
          TOTAL OTHER ASSETS                                         959,821        1,088,835
                                                                ------------     ------------
                                                                $ 19,143,354     $ 16,113,535
                                                                ============     ============
          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Revolving credit lines                                      $         --     $  1,022,470
    Accounts payable                                               2,812,690        3,543,680
    Current portion of notes payable                                   5,396          363,789
    Current portion of bonds payable                                 350,000          350,000
    Notes payable - related parties                                  336,191          401,937
    Other current liabilities                                        613,827          507,782
                                                                ------------     ------------
           TOTAL CURRENT LIABILITIES                               4,118,104        6,189,658
                                                                ------------     ------------
LONG TERM LIABILITIES
    Notes payable                                                     14,836          989,667
    Bonds payable                                                  3,095,000        3,095,000
    Notes payable - related parties                                  318,820          598,063
    Deferred tax liability                                           248,534               --
                                                                ------------     ------------
          LONG TERM LIABILITIES                                    3,677,190        4,682,730
                                                                ------------     ------------
           TOTAL LIABILITIES                                       7,795,294       10,872,388
                                                                ------------     ------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, authorized 20,000,000
     shares; 12,925,005 and  8,437,965 shares issued and
     outstanding on June 30, 2003 and
     December 31, 2002, respectively                                 129,250           84,380
   Additional paid-in capital                                     13,035,258        7,205,909
   Accumulated deficit                                            (1,683,108)      (2,049,142)
   Treasury stock, at cost, 66,670 shares                         (  133,340)              --
                                                                ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY                              11,348,060        5,241,147
                                                                ------------     ------------
                                                                $ 19,143,354     $ 16,113,535
                                                                ============     ============
                             See accompanying notes


                               COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  THREE MONTH PERIODS ENDED     SIX MONTH PERIODS ENDED
                                  -------------------------   --------------------------
                                    30-JUN-03    30-JUN-02      30-JUN-03     30-JUN-02
                                  ------------  -----------   ------------  ------------

SALES                             $ 5,058,589   $ 7,970,300   $10,687,994   $15,631,623

C0ST OF SALES                       3,519,174     6,878,347     7,829,329    13,316,635
                                  ------------  ------------  ------------  ------------
GROSS PROFIT                        1,539,415     1,091,953     2,858,665     2,314,988
                                  ------------  ------------  ------------  ------------

OPERATING EXPENSES

    Administrative                    426,144       329,140       892,791       694,615

    Research & development            325,514       239,623       597,481       451,107

    Sales & marketing                 388,346       335,825       755,620       612,077
                                  ------------  ------------   ------------  -----------
                                    1,140,004       904,588     2,245,892     1,757,799
                                  ------------  ------------   ------------  -----------

INCOME FROM OPERATIONS                399,411       187,365       612,773       557,189
                                  ------------  ------------   ------------  -----------

OTHER INCOME  (EXPENSE)

    Other income                       60,379        22,328       108,525        29,205

    Financing expenses                (34,298)      (90,866)     (110,264)     (165,820)
                                  ------------  ------------   ------------  -----------
                                       26,081       (68,538)     (  1,739)     (136,615)
                                  ------------  ------------   ------------  -----------

INCOME BEFORE TAXES                   425,492       118,827       611,034       420,574

PROVISION FOR INCOME TAXES            171,000        46,000       245,000       161,250
                                  ------------  ------------   ------------  -----------
INCOME FROM
CONTINUING OPERATIONS                 254,492        72,827       366,034       259,324

DISCONTINUED OPERATIONS (Note 2)
    (Loss) from operations of
       subsidiary disposed of -
       net of income taxes                 --       (92,824)           --      (163,082)
                                  ------------  ------------   ------------  -----------

NET INCOME (LOSS)                 $   254,492   $   (19,997)   $  366,034    $   96,242
                                  ============  ============   ============  ===========

     INCOME (LOSS)
     PER COMMON SHARE - BASIC
        Continuing operations     $       .02   $      .01    $       .03    $      .03
        Discontinued operations            --         (.01)            --          (.02)
                                  -----------    ----------    -----------    ----------
                                  $       .02   $        --   $       .03    $      .01
                                  ============  ============   ============  ===========
      INCOME (LOSS)
      PER COMMON SHARE - DILUTED
        Continuing operations     $       .02   $      .01    $       .03    $      .03
        Discontinued operations            --         (.01)            --          (.02)
                                  -----------    ----------    -----------    ----------
                                  $       .02   $       --    $       .03    $      .01
                                  ============  ============   ============  ===========
      WEIGHTED AVERAGE
      SHARES OUTSTANDING
        Basic                      12,887,408    10,099,880     11,134,003    10,099,724
        Assumed conversion                 --            --             --            --
                                  ------------  ------------   ------------  -----------
                                   12,887,408    10,099,880     11,134,003    10,099,724
                                  ============  ============   ============  ===========

                             See accompanying notes


                               COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIODS ENDED JUNE 30
                                   (UNAUDITED)

                                                             2003           2002
                                                        -----------    -----------

Cash flows from operating activities:
  Net income from continuing operations                $    366,034   $    259,324
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                         289,500        263,123
      Deferred income taxes                                 248,534         79,001
  (Increase) decrease in:
        Accounts receivable and other receivables           421,144     (1,122,760)
        Inventories                                      (1,245,550)     1,141,646
        Prepaid expenses and other assets                    74,583          2,520
  (Decrease) in:
        Accounts payable and accrued liabilities           (624,945)      (595,161)
                                                       -------------  -------------
        Net cash (used in) provided by
               continuing operations                       (470,700)        27,693

   Net cash flows of discontinued operations                     --       (174,671)
                                                       -------------  -------------
        Net cash (used by)
               operating activities                        (470,700)      (146,978)
                                                       -------------  -------------

Cash flows (used in) investing activities:
     Capital expenditures                                  (146,819)      (331,311)
                                                       -------------  -------------
        Net cash (used in)
             investing activities                          (146,819)      (331,311)
                                                       -------------  -------------
Cash flows from financing activities:
  Net (payments) under line of credit                    (1,022,470)     (190,334)
  Net proceeds from sale of common stock                  5,917,086        143,351
  Repurchase of common shares and warrants                 (176,207)            --
  Net proceeds from related party borrowings                     --        500,000
  Principal payments on related party borrowings           (344,989)            --
  Principal payments of long-term debt                   (1,333,224)      (166,636)
                                                       -------------  -------------
         Net cash provided by
             financing activities                         3,040,196        286,381
                                                       -------------  -------------
         Net increase (decrease) in cash                  2,422,677       (191,908)

Cash at beginning of year                                   128,501        393,981
                                                       -------------  -------------
Cash at end of period                                   $ 2,551,178    $   202,073
                                                       =============  =============


                             See accompanying notes



                               COLOR IMAGING, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Following is summary financial information for the Company's discontinued Logical Imaging Solutions, Inc. subsidiary:

                                                For the Three Months Ended      For the Six Months Ended
                                                          June 30,                     June 30,
                                                --------------------------      --------------------------
                                                    2003          2002             2003            2002
                                                -----------    -----------      ------------   -----------
(Loss) from discontinued operations:
    Before income taxes                         $      --      $(154,824)       $      --      $(260,326)
    Income tax provision (benefit)                     --        (62,000)              --       ( 97,244)
                                                -----------    -----------      ------------   -----------
Net (loss) from discontinued operations         $      --      $ (92,824)       $      --      $(163,082)
                                                ===========    ===========      ============   ===========


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

NOTE 3. COMMON STOCK

On February 27, 2003, the Company entered into an agreement with a stockholder to repurchase 150,000 shares of common stock and warrants to purchase 300,000 shares of the Company's common stock for an aggregate cost of $300,000. Under the agreement, the stockholder has a one-time right to cancel the sale of the common stock and warrants not yet paid for by the Company upon written notice to the Company. Upon receipt of such notice, the Company is not obligated to purchase the remaining common stock and warrants. The agreement provides that the Company is to pay $2.00 for each common share and warrant to purchase two common shares of the Company's common stock. The shares and warrants are to be repurchased in approximately equal installments over nine months, beginning in March and ending in November 2003. From March 24, 2003 through June 30, 2003, the Company repurchased 66,670 of the Company's common shares and warrants to purchased 133,340 common shares, paying $133,340. The shares and warrants repurchased by the Company are held in escrow, pending the completion of the repurchase in November 2003, or its earlier cancellation, at which time they will be cancelled.

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

On April 18, 2003, the Company granted options to two directors to purchase 25,000 shares of the Company's common stock at an exercise price of $.45 per share. The options vest at the rate of 5,000 per year beginning on the first anniversary date of the grant and continuing annually thereafter and expire three years from their respective date of vesting. On June 2, 2003, the Company granted options to an officer 100,000 shares of the Company's common stock at an exercise price of $.77 per share. The options vest at the rate of 25,000 per year beginning on the date of the grant and continuing annually thereafter and expire five years from their respective date of vesting. The following is a summary of total outstanding options and stock warrants at June 30, 2003:

                                        Options and Warrants Outstanding                   Options and Warrants Exercisable
                                       Weighted-           Weighted-Average
   Range of                             Average               Remaining                                     Weighted-Average
Exercise Prices         Number       Exercise Price        Contractual Life                  Number          Exercise Price
---------------      ------------    ---------------       ----------------               -------------     ----------------
Options
 $0.45-$2.75          1,070,000          $2.11                 4.10 years                    793,750              $2.24

Warrants
 $2.00                  801,997          $2.00                 0.62 years                    801,997              $2.00
                     ------------                                                         -------------
Options and
warrants              1,871,997          $2.06                 2.61 years                  1,595,747              $2.12
                     ============                                                         =============


The warrants reflected in the above table exclude the warrants to purchase 133,340 shares of the Company's common stock that are held in escrow, pending cancellation, as of June 30, 2003.


NOTE 4. INVENTORIES

Inventories consisted of the following components as of June 30, 2003 and December 31, 2002:


                                     June 30, 2003            December 31, 2002
                                 ------------------           -----------------
        Raw materials              $       917,567             $       427,752
        Work-in-process                  1,797,276                   1,021,496
        Finished goods                   3,662,229                   3,665,953
        Obsolescence allowance            ( 51,285)                    (34,964)
                                  -----------------           -----------------
            Total                  $     6,325,787             $     5,080,237
                                  =================           =================


NOTE 5. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $1.5 million revolving line of credit, as amended, with an outstanding balance of $0 as of June 30, 2003, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of June 30, 2003, the interest rate was the one-month Libor rate of 1.12% plus 2.50% (3.62%). This revolving line of credit has a June 30, 2004 expiration date.

Under the line of credit, the Company is permitted to borrow up to 75% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $750,000 and not to exceed 50% of the total outstanding). The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit. The Bank agreement contains various covenants which the Company is required to maintain, and as of June 30, 2003, the Company was in compliance with these covenant requirements.

NOTE 6. EMPLOYMENT AGREEMENTS:

On June 27, 2003, the Vice President of Marketing and Sales retired, and the Employment Agreement between he and the Company was cancelled. On July 14, 2003, subsequent to the balance sheet date, the Employment Agreement between the Company and its Executive Vice President and Chief Financial Officer was amended, making the officer responsible for marketing and sales while remaining chief financial officer for an indefinite period, reducing the annual salary from $151,200 to $78,000, eliminating the five percent (5%) annual increase and supplemental life insurance retirement plan and providing for a one-half of one percent (0.5%) commission on certain of the net sales of the Company.

NOTE 7. SIGNIFICANT CUSTOMERS

In the three and six month periods ended June 30, 2003, two customers accounted for 28% and 17% and 31% and 18%, respectively, of net sales. The Company does not have a written or oral contract with these customers. All sales are made through purchase orders. Accounts receivable from these customers at June 30, 2003, were $562,605 and $295,194, respectively.

NOTE 8. SIGNIFICANT SUPPLIERS

In the three and six month periods ended June 30, 2003, the Company purchased 28% and 39% of its raw materials, components and supplies from one supplier in connection with sales to its largest customers. At June 30, 2003, the accounts payable to this supplier was $787,919.

NOTE 9. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region from continuing operations for the six-month periods ended June 30 are as follows:


                                            2003            2002
                                        -----------     -----------
Sales to Unaffiliated Customers:
United States                           $ 6,347,513     $10,005,967
Europe/Eastern Europe                     2,348,586       3,222,774
Mexico                                    1,252,150       1,349,501
Asia/Southeast Asia                         360,481         547,502
South America                               250,310         254,930
Others                                      128,954         250,949
                                        -----------     -----------
Total                                   $10,687,994     $15,631,623
                                        ===========     ===========


NOTE 10. RELATED PARTY TRANSACTIONS:

The Company purchased from an affiliate for the three and six month periods ended June 30, 2003, $671,666 and 1,124,190, respectively, of all-in-one imaging, toner and drum cartridges and injection molded cartridges and accessories for copiers and laser printers. Accounts payable to the affiliate at June 30, 2003, was $407,802.

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

On March 14, 2002, the Company borrowed $500,000 from its President on an unsecured basis. The interest rate on the loan was 12% per annum, matured on March 14, 2003 and was evidenced in writing. On September 2, 2002, the Company entered into a modification agreement with its President to change the terms of the note, extending the term to March 1, 2005, providing for a $100,000 principal payment, decreasing the interest rate to 6% per annum, providing for interest only payments through February 28, 2003, and providing for 24 monthly payments of principal and interest beginning on April 1, 2003, in the amount of $17,735.67. The Company borrowed the $500,000 amount to meet a supplier commitment for product. From January 1 through June 30, 2003, interest accrued and paid on the note was $10,543 and as of June 30, 2003, the outstanding principal balance was $150,000.

On August 21, 2002, the Company borrowed $100,000 from a director on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to repay $100,000 borrowed from director Sueling Wang on March 14, 2002. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $4,434. From January 1 through June 30, 2003, the interest accrued and paid on the note was $2,874, and as of June 30, 2003, the outstanding principal balance was $84,169.

On August 21 and September 2, 2002, the Company borrowed $200,000 and $300,000, respectively, from another director on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to make a principal payment due on our industrial development bond in the approximate amount of $255,000, for the acquisition of capital equipment in the approximate amount of $125,000 and for general corporate purposes. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $22,169.60. From January 1 through June 30, 2003, interest accrued and paid on the note was $14,370, and as of June 30, 2003, the outstanding principal balance was $420,843.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussions should be read in conjunction with our condensed financial statements and the related notes thereto.

BACKGROUND

On June 28, 2000, Color Imaging, formerly known as Advatex Associates, Inc. merged with Logical Imaging Solutions, Inc. and Color Image, Inc. and Logical Imaging Solutions and Color Image became wholly-owned subsidiaries of Advatex Assocates. The financial information contained in this report is in conformity with the purchase method of accounting. On December 31, 2000, Color Image was merged with and into Color Imaging. On September 30, 2002, we divested Logical Imaging Solutions in exchange for 1.7 million shares of our common stock and warrants to purchase up to 15% of the common stock of Digital Color Print or Logical Imaging Solutions. As a result of our disposing of Logical Imaging Solutions, Inc. we no longer offer printing systems to commercial printers nor the support services and consumables related thereto. As a further result of Color Imaging's divestiture of Logical Imaging Solutions, our investments in the furthering of Logical Imaging Solutions' technologies and carrying its operations have ceased. Significantly, since the merger on June 28, 2000, Color Imaging had invested approximately $2.35 million in the operations of Logical Imaging Solutions and the development of its technologies. The disposal of Logical Imaging Solutions eliminates the capital needed to support those operations.

COLOR IMAGING, INC.

Color Imaging, Inc. has developed and manufactured products used in electronic printing and copying. We formulate and produce black text and specialty toners, including color and magnetic character recognition toners for numerous laser printers. Our toners permit the printing of a wide range of user-selected colors and also the full process color printing of cyan, yellow, magenta and black. Magnetic character recognition toners enable the printing of magnetic characters that are required for the high-speed processing of checks and other financial documents. We also supply other consumable products used in electronic printing, and photocopying, including toner cartridges, cartridge components, photoreceptors, imaging drums and parts.

Color Imaging, Inc. has continually expanded its product line and manufacturing capabilities. This expansion has led to the creation of black text, color, magnetic character recognition and specialty toner formulations, including aftermarket toners and imaging products for printers and facsimile machines manufactured by Brother(TM), Canon(TM), Delphax(TM), Hewlett Packard(TM), IBM(TM), Lexmark(TM), Sharp(TM), Xerox(TM), Minolta(TM), Mita(TM), Panafax(TM), Pentax(TM), Pitney Bowes(TM), Epson(TM), Fuji-Xerox(TM), Toshiba(TM),
Kyocera(TM), Okidata(TM), Panasonic(TM), and printing systems developed by Logical Imaging Solutions, Inc. Color Imaging, Inc. also manufactures and or markets toners for use in Ricoh, Sharp(TM), Xerox(TM), Canon(TM), Lanier(TM), Toshiba(TM), Savin(TM) and Gestetner(TM) copiers. We also offer product enhancements, including imaging supplies that enable standard laser printers to print magnetic character recognition data. We market branded products directly to OEMs and our aftermarket products worldwide to distributors and remanufacturers of laser printer toner cartridges and to dealers and distributors of copier products. During the second quarter of 2003 we commenced the sale of all-in-one imaging, toner and drum cartridges for use in Xerox(TM) and Canon(TM) personal copiers and a Hewlett Packard(TM) laser printer. In addition to selling these all-in-one products to the abovementioned customers, we are selling them to a multi-state retail chain store and are offering them to catalog companies.

Our strategy for growing revenue and operating profit is to expand, including through strategic acquisition(s), our printer and copier products business. The key elements of our strategy are (1) increasing vertical integration by supplying complete toner and cartridge devices, (2) capitalizing on our research and development expertise of producing specialty, color and digital copier and or multifunctional device toners, (3) exploiting the efficiencies associated with the investment made in manufacturing facilities, (4) expanding our sources for products from strategic suppliers that we can add value to or resell that complement our product lines and (5) expanding into new geographic markets, and broadening our sales channels, including selling certain products directly to retailers.

RECENT DEVELOPMENTS

During the second quarter of 2003 we commenced the sale of all-in-one imaging, toner and drum cartridges for use two personal copiers and a laser printer. During the third quarter 2003 we will further expand our product offerings for copiers, including adding toners and parts for several Minolta(TM) and
Konica(TM) copiers and introducing additional digital toners for Ricoh(TM), Canon(TM) and Toshiba copiers(TM).

During the third quarter 2003, we will open a sales office in southern California to increase our customer base on the west coast, and we are considering the addition of a warehouse for finished products to improve delivery to existing and prospective west coast customers. Additionally, during July 2003 we announced the closeout of most of our laser parts stock, discontinuing the sale of approximately 80% of all laser parts previously offered by the Company, and we are in the process of discontinuing laser printer products for older machines that currently comprise more than 50% of all our laser printer toner products.

OVERVIEW

Net sales are primarily generated from the sale of our black text, color and magnetic character recognition toners, and we believe net sales of all-in-one imaging, toner and drum cartridges will become a significant portion of our total sale in the next few years. Net sales decreased to $10.7 million for the six months ended June 30, 2003, compared to $15.6 million for the six months ended June 30, 2002. This 32% decrease in net sales resulted primarily from the decrease in sales to our two largest customers. In the six months ended June 30, 2003, our two largest customers, distributors of imaging supplies for whom we private label, accounted for approximately 31% and 18%, respectively, of net sales, with the latter being an OEM. Sales to these customers consist primarily of analog copier products, and as a result are expected to decline over time. Further, both of these customers either have, or will, manufacture themselves, or with another, certain products that we formerly supplied to them. For the year ended December 31, 2003, we expect the sales to our largest customer to be less than one-half of their 2002 sales of approximately $13.2 million, and sales to our second largest customer are expected to be approximately 60% of the 2002 sales of $5.5 million. As a result, our sales will be less concentrated with our largest customers, sales overall during 2003 will be less than those of 2002, and we expect our gross profit margins to improve. Our inventory for product discontinued by our largest customers has either been sold or is being sold to other customers. Net sales made outside of the United States decreased to $4.3 million, or 41% of total sales for the six months ended June 30, 2003, compared to $5.6 million, or 36% for the six months ended June 30, 2002. This 23% decrease in international sales resulted primarily from the decrease in sales to our two largest customers. The revenue decrease for the six months ended June 30, 2003 compared to the same period in 2002 for finished products and bulk toners and parts for use in copiers and laser printers from 2002 to 2003 was 28% and 40%, respectively, reflecting our decreased sales to our two largest customers and our continuing transition to the sale of more finished products and less bulk toner.

All sales are made through purchase orders. Revenue is recognized from the sale of products when the goods are shipped to the customer. Consistent with the purchase orders and forecasts provided to us by our major customers, we provide our major suppliers with purchase orders three months in advance and an additional rolling forecast for two months. We communicate regularly and meet at least twice annually with our major customers and suppliers to assess developments in the industry and changes in the business expected from our customers to maintain an efficient supply chain. In April 2001, we changed our purchasing arrangement with our largest supplier to FOB origination from FOB destination, and we adjusted our pricing to reflect the change to costs.

The following table reflects the consolidated new orders, net of cancellations, revenues and backlog as of the beginning and end of the three and six months ended June 30, 2003, as well as for Color Imaging's two general product lines.


                              Backlog                            Backlog
                             at start                             at end
                                of         New         Net          of
                              Period      Orders     Revenue      Period
                             --------    --------    --------    --------
                                         (IN THOUSANDS OF DOLLARS)
Three Months June 30, 2003:
  Copier Products            $  2,109    $  2,633    $  3,040    $  1,702
  Printer Products                457       2,368       2,018         807
                             --------    --------    --------    --------
     Total                      2,566       5,001       5,058       2,509
                             ========    ========    ========    ========

                                         (IN THOUSANDS OF DOLLARS)
Six Months June 30, 2003:
  Copier Products            $  2,718    $  5,586    $  6,602    $  1,702
  Printer Products                473       4,419       4,085         807
                             --------    --------    --------    --------
     Total                      3,191      10,005      10,687       2,509
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

RESULTS OF OPERATIONS

Color Imaging's net sales were $5.1 million and $10.7 million for the three and six months ended June 30, 2003, a decrease of approximately 37% and 32% from the three and six months ended June 30, 2002. The net sales by product category were as follows:


                                                               % Increase
        (Dollars in thousands)                 2003       %    (Decrease)      2002       %
                                           ----------    ----  ----------   ---------    ----
        Three Months
        ------------
        Product Category:
         Cartridges and bottles
          Copier finished products            $ 2,842     56%      (37%)      $ 4,478     56%
          Printer finished products               857     17%      ( 5%)          898     11%
                                           ----------          ----------   ---------
                                                3,699     73%      (31%)        5,376     67%

        Bulk toner and parts                    1,360     27%      (48%)        2,594     33%
                                           ----------          ----------   ---------
              Total net revenue               $ 5,059    100%      (37%)      $ 7,970    100%
                                           ==========          ==========   =========

        Six Months
        ----------
        Product Category:
         Cartridges and bottles
          Copier finished products            $ 5,893     55%      (33%)      $ 8,818     56%
          Printer finished products             1,823     17%      ( 3%)        1,876     12%
                                           ----------          ----------   ---------
                                                7,716     72%      (28%)       10,694     68%

        Bulk toner and parts                    2,972     28%      (40%)        4,938     32%
                                           ----------          ----------   ---------
              Total net revenue               $10,688    100%      (32%)      $15,632    100%
                                           ==========          ==========   =========


The following table sets forth certain information derived from the Company's unaudited interim statements of operations:


                                                          THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                JUNE 30,                                 JUNE 30,
                                                       2003                 2002                 2003                  2002
                                                      -----                 -----                -----                -----
                                                                     (PERCENTAGE OF NET SALES)

        Net sales                                       100                  100                  100                  100
        Cost of sales                                    70                   86                   73                   85
        Gross profit                                     30                   14                   27                   15
        Administrative expenses                           8                    4                    8                    4
        Research and development                          6                    3                    6                    3
        Sales and marketing                               8                    4                    7                    4
        Operating income                                  8                    2                    6                    4
        Interest expense                                  1                    1                    0                    1
        Depreciation and amortization                     6                    2                    4                    2
        Income before taxes                               8                    1                    6                    3
        Provision for income taxes                        3                    1                    2                    1

        Income from continuing operations                 5                    1                    3                    2

        Loss from discontinued operations,
        net of income taxes                               0                   -1                    0                   -1

        Net income                                        5                    0                    3                    1


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

NET SALES. Our net sales decreased by $2.9 million, or 37%, to $5.1 million for the three months ended June 30, 2003, from $8.0 million for the three months ended June 30, 2002. Net sales made in the United States were $3.0 million, a decrease of $2.0 million, or 39%, from $5.0 million made in the comparable period in 2002. Net sales made outside of the United States decreased by $0.9 million, or 31%, for the quarter compared to the same quarter of 2002. The decrease in net sales for the quarter compared to that of a year ago made both inside and outside of the United States was primarily the result of decreased sales to our two largest customers. Of the $5.1 million in net sales, $3.7 million, or 73%, were attributable to our copier and printer finished products, compared to 67% for the comparable period in 2002, while the net sales of bulk toner and parts declined from 33% of net sales for the three months ended June 30, 2002 compared to 27% for the comparable period in 2003. Net sales to our two largest customers decreased as a percentage of our total sales to 45% for the three months ended June 30, 2003, from 52% for the comparable period in 2002.

COST OF GOODS SOLD. Cost of goods sold decreased by $3.3 million, or 49%, to $3.5 million from $6.9 million for the three months ended June 30, 2003 for the comparable period in 2002, primarily as the result of the decrease in net sales and secondarily from reduced costs of manufacturing. Cost of goods sold as a percentage of net sales decreased by 16 percentage points from 86% for the three months ended June 30, 2002 to 70% for the three months ended June 30, 2003, primarily as the result of reduced sales derived from certain very low margin products previously sold to our largest customer that have been discontinued and a larger percentage of sales being derived from sales of products with higher gross margins.

GROSS PROFIT. As a result of the above factors, gross profit increased to $1.5 million in the three months ended June 30, 2003 from $1.1 million in the three months ended June 30, 2002, or by $447,000, while net sales for the same period decreased by $2.9 million. Gross profit as a percentage of net sales increased by 16 percentage points from 14% to 30% for the three months ended June 30, 2003, as compared to the corresponding period of the prior year. The increase in the percentage of gross profit resulted primarily from reduced sales derived from certain very low margin products previously sold to our largest customer that have been discontinued and a larger percentage of sales being derived from sales of products with higher gross margins.

OPERATING EXPENSES. Operating expenses decreased $235,000, or 26%, to $1,140,000 in the three months ended June 30, 2003 from $905,000 in the three months ended June 30, 2002. General and administrative, selling and R&D expenses increased, as a percentage of net sales, to 22% in the three months ended June 30, 2003 from 11% in the three months ended June 30, 2002 as the result of the decrease in net sales for the quarter and higher expenditures in all categories. General and administrative expenses increased approximately 29%, or $97,000 to $426,000 for the three months ended June 30, 2003 from the comparable period in 2002, largely resulting from increased professional fees in connection with complying with the change in SEC reporting requirements from Regulation SB to S-K and increased state franchise taxes. Selling expenses increased by $52,000, or 15%, in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Selling expenses increased primarily as a result of increased advertising and manufacturer's representative expenses. Research and development expenses increased by $86,000, or 36%, to $325,000 in the three months ended June 30, 2003, primarily as the result of increased expenditures for testing and qualifying toner products and the recruitment and relocation of our vice president of technology. We expect to continue to increase research and development expenditures in an effort to develop and bring to market more new products before our competition, while also reformulating certain product formulas to manufacture a greater percentage of our products on our more efficient production equipment.

OPERATING INCOME. As a result of the above factors, primarily the 41% increase in gross profit, operating income increased by $212,000, or 113%, to a profit of $399,000 in the three months ended June 30, 2003 from $187,000 in the three months ended June 30, 2002.

INTEREST AND FINANCE EXPENSE. Interest expense decreased by $57,000 in the three months ended June 30, 2003 from the three months ended June 30, 2002. The decrease was primarily the result of reduced interest bearing debt levels.

OTHER INCOME. Other income increased by $38,000 from income of $22,000 to income of $60,000 in the three months ended June 30, 2003 from the three months ended June 30, 2002, primarily as the result of Euro exchange gains.

INCOME TAXES. As the result of our profit from continuing operations in the three months ended June 30, 2003, we recorded an income tax provision of $171,000 for the period, while the income tax provisions were $46,000 for the three months ended June 30, 2002.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

NET SALES. Our net sales decreased by $4.9 million, or 32%, to $10.7 million for the six months ended June 30, 2003, from $15.6 million for the six months ended June 30, 2002. Net sales made in the United States were $6.3 million, a decrease of $3.7 million, or 37%, from $10.0 million made in the comparable period in 2002. Net sales made outside of the United States decreased by $1.4 million, or 25%, to $4.3 million for the six months ended June 30, 2003 compared to the same six months of 2002. The decrease in net sales for the six months ended June 30, 2003, compared to that of a year ago resulted primarily from reduced sales to our two largest customers. Of the $10.7 million in net sales, $7.7 million, or 72%, were attributable to our finished products for use in copiers and printers, while $3.0 million, or 28%, were derived from the sale of bulk toners and parts. Of the $15.6 million in net sales for the six months ended June 30, 2002, 68% were derived from finished products for use in copiers and printers, while $4.9 million, or 32%, were derived from the sale of bulk toners and parts. The revenue decrease for the six months ended June 30, 2003 compared to the same period in 2002 for finished products and bulk toners and parts for use in copiers and laser printers from 2002 to 2003 was 28% and 40%, respectively, reflecting the decreased sales from our two largest customers and our continuing transition to the sale of more finished products.

COST OF GOODS SOLD. Cost of goods sold decreased by $5.5 million, or 41%, to $7.8 million from $13.3 million for the six months ended June 30, 2003 from the comparable period in 2002. Cost of goods sold as a percentage of net sales decreased by 12 percentage points from 85% for the six months ended June 30, 2002 to 73% for the six months ended June 30, 2003, primarily as the result of reduced sales derived from certain very low margin products previously sold to our largest customer that have been discontinued and larger percentage of sales being derived from sales of products with higher gross margins.

GROSS PROFIT. As a result of the above factors, gross profit increased to $2.9 million in the six months ended June 30, 2003 from $2.3 million in the six months ended June 30, 2002, or $544,000 and 23%, while net sales for the same period decreased by $4.9 million, or 32%. Gross profit as a percentage of net sales increased by 12 percentage points from 15% to 27% for the six months ended June 30, 2003, as compared to the corresponding period of the prior year. The increase in the percentage of gross profit resulted primarily from reduced sales derived from certain very low margin products previously sold to our largest customer that have been discontinued and a larger percentage of sales being derived from sales of products with higher gross margins.

OPERATING EXPENSES. Operating expenses increased $488,000 or 28% to $2.2 million in the six months ended June 30, 2003 from $1.8 million in the six months ended June 30, 2002. As a percentage of net sales general and administrative, selling and R&D expenses, was 21% and 11%, respectively, for the six months ended June

30, 2003 and 2002. The increase in operating expenses as a percentage of net sales was largely the result of the decrease in net sales for the six months ended June 30, 2003, and increased expenses in each operating expense category in support of the changes being made in the operations of the Company. General and administrative expenses increased approximately 28%, or $198,000 to $893,000 for the six months ended June 30, 2003 from the comparable period in 2002, largely resulting from increased professional expenses for compliance with changing from SEC regulation SB to S-K reporting and the repurchase of securities issued in our private placement completed in 2001, the provision of $78,000 for a bonus program and payroll for a staff addition. Selling expenses increased by $144,000, or 24%, in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Selling expenses increased primarily as the result of increased advertising, product samples given to customers and payroll for sales and customer support staff increases. Research and development expenses increased by $146,000, or 32%, to $597,000 in the six months ended June 30, 2003, primarily as the result of increased expenditures for product testing and qualification and expenses in connection with the hiring and relocation of our vice president of technology. We expect to continue to increase research and development expenditures in an effort to develop and bring to market more new, rigorously tested, products before our competition, while also reformulating certain product formulas to manufacture a greater percentage of our products on our more efficient production equipment.

OPERATING INCOME. As a result of the above factors, operating income increased by $156,000, to a profit of $613,000 in the six months ended June 30, 2003 from $557,000 in the six months ended June 30, 2002.

INTEREST AND FINANCE EXPENSE. Interest expense decreased by $56,000 in the six months ended June 30, 2003 from the six months ended June 30, 2002. The decrease was primarily the result of reduced interest bearing debt levels.

OTHER INCOME. Other income increased by $80,000 from income of $29,000 to income of $109,000 in the six months ended June 30, 2003 from the six months ended June 30, 2002.

INCOME TAXES. As the result of our increased profit from continuing operations for the six months ended June 30, 2003, our provision for taxes increased from $161,000 in the six months ended June 30, 2002 to $245,000 for the period ended June 30, 2003.

RESULTS OF DISCONTINUED OPERATIONS

The following table sets forth, for the periods indicated, selected information relating to the discontinued operations of Logical Imaging Solutions that has been derived from our unaudited consolidated statements of operations.


                                                For the Three Months Ended      For the Six Months Ended
                                                         June 30,                       June 30,
                                                --------------------------      --------------------------
                                                  2003             2002            2003            2002
                                                -----------    -----------      -----------    -----------
(Loss) from discontinued operations:
    Before income taxes                         $      --      $(154,824)       $      --      $(260,326)
    Income tax provision (benefit)                     --        (62,000)              --       ( 97,244)
                                                -----------    -----------      -----------    -----------
Net (loss) from discontinued operations         $      --      $ (92,824)       $      --      $(163,082)
                                                ===========    ===========      ===========    ===========


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, and December 31, 2002, our working capital and current ratio was approximately $7.2 million and $1.8 million and 2.74 to 1 and 1.29 to 1, respectively. The substantial increase in our working capital and current ratio at June 30, 2003, compared to December 31, 2002, was primarily due to the net proceeds we received for the public sale on Form SB-2 of our common stock.

Cash flows used by continuing operating activities were $470,700 in the six months ended June 30, 2003 compared to $27,693 provided by continuing operations in the six months ended June 30, 2002. The cash flows used by continuing operating activities in the six months ended June 30, 2003 increased primarily due to the reduction made to accounts payable and increased inventory net of a reduction in accounts receivable.

Cash flows used in investing activities were $146,819 in the six months ended June 30, 2003, compared to $331,311 in the six months ended June 30, 2002. The decrease in cash used in investing activities in the six months ended June 30, 2003, was entirely attributable to decreased capital expenditures in connection with our most recent factory expansion.

We have a $1.5 million revolving line of credit, as amended, with our bank with an outstanding balance as of June 30, 2003 of $0, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of June 30, 2003, the interest rate was the one-month Libor rate of 1.12% plus 2.50% (3.62%). This revolving line of credit has a June 30, 2004 expiration date. Under the line of credit, we are permitted to borrow up to 75% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $750,000 and not to exceed 50 percent of the total outstanding). We have granted the bank a security interest in all of our assets as security for the repayment of the line of credit. The bank agreement contains various covenants which we are required to maintain, and as of June 30, 2003, we were in compliance with these covenant requirements.

Cash flows provided by financing activities, after the repayment of $1,678,213 of debt and $1,022,470 reduction to the line of credit for the six months ended June 30, 2003 were $3,040,196, resulting primarily from the $5,917,000 in net proceeds received for the public sale of our common stock to an affiliate. Cash flows provided by financing activities for the same six month period ended June 30, 2003, were $286,381, derived primarily from $500,000 in proceeds from related party borrowings.

On April 18, 2003, Color Imaging established a stock repurchase program under which Color Imaging's common stock, with an aggregate market value up to the lesser of $1 million or 1 million shares, may be acquired in the open market or through private or other transactions. In July 2003, Color Imaging has repurchased some 9,500 shares our common stock which have yet to be certificated and cancelled.

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

FACTORS   THAT  MAY   AFFECT   FUTURE   RESULTS   AND   INFORMATION   CONCERNING
FORWARD-LOOKING STATEMENTS

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF CUSTOMERS.

For  the  six  months  ended  June  30,  2003,   two  customers   accounted  for
approximately 48% of our net sales. We do not have contracts with these customers and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of either of these customers, including through an acquisition, other business combination or the loss by them of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers or substantial portions of our business with one or more of our major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

OUR RELIANCE ON SALES TO A FEW MAJOR CUSTOMERS AND GRANTING CREDIT TO THOSE CUSTOMERS PLACES US AT FINANCIAL RISK.

As of June 30, 2003, receivables from two customers comprised 44% of accounts receivable. A concentration of our receivables from a small number of customers places us at risk should these receivables become uncollectable. If any one or more of our major customers is unable to pay us it could adversely affect our results of operations and financial condition. Color Imaging attempts to manage this credit risk by performing credit checks, requiring significant partial payments prior to shipment where appropriate, and actively monitoring collections.

APPROXIMATELY 39% OF OUR BUSINESS DEPENDS ON A SUPPLIER APPROVED BY ONE OF OUR CUSTOMERS.

Some of our products incorporate technologies that are available from a particular supplier that has been approved by one of our customers. Approximately 31% of our sales for the six months ended June 30, 2003, were derived from products limited to a specific supplier. For the six months ended June 30, 2003, we purchased 39% of our supplies from that same supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders. Should we be unable to obtain the necessary materials from this supplier, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

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

OUR BUSINESS MIGHT BE ADVERSELY AFFECTED BY OUR DEPENDENCE ON FOREIGN BUSINESS.

We sell a significant amount of product to customers outside of the United States. International sales accounted for 41%, 37%, 24% and 10% of net sales for the six months ended June 30, 2003, and in the years ended December 31, 2002, 2001 and 2000, respectively. We expect that shipments to international customers will continue to account for a material portion of net sales. During the six months ended June 30, 2003, our sales were made to customers outside the United States as follows:

     o    Europe/Eastern Europe - 22%
     o    Mexico - 12%
     o    Asia/Southeast Asia - 3%
     o    Other - 4%

Most of our products sold internationally, including those sold to our larger international customers, are on open account, giving rise to the added costs of collection in the event of non-payment. Further, should a product shipped overseas be defective, Color Imaging would experience higher costs in connection with a product recall or return and replacement.

Most of our products are priced in U.S. dollars, but because we began selling products in Europe denominated in Euros during 2001, fluctuations in the Euro could also cause our products there to become less affordable or less competitive or we may sell some products at a loss to otherwise maintain profitable business from a customer. We recorded a gain of $75,865 for the six months ended June 30, 2003. We recorded a gain of $2,858 and a charge of $1,877 during the years ended December 31, 2002 and 2001, respectively, as a result of foreign currency transactions.

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

EXERCISE OF WARRANTS AND OPTIONS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK.

As of July 28, 2003, we had issued and outstanding 12,925,005 shares of common stock and 935,337 outstanding warrants and 970,000 outstanding options to purchase additional shares of common stock, inclusive of 66,670 shares of our common stock and warrants to purchase 133,340 shares of our common stock that have been repurchased pursuant to a repurchase agreement and will be cancelled upon their receipt from escrow. Further, subject to cancellation upon certification, are 9,500 shares that we repurchased in the market pursuant to our stock repurchase program. The existence of the remaining warrants and options may adversely affect the market price of our common stock and the terms under which we obtain additional equity capital.

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

We estimate that about 7% of our transactions are denominated in U.S. dollars, excepting those sales in Euros to a few customer's in Europe, including our second largest customer European operations. Accordingly, beginning in 2001, we are subject to foreign currency risk with respect to future costs or cash flows from our sales in Euros. We have adjusted our prices annually with our customer to reflect the change in the exchange rate and do not expect to be subject to material foreign currency risk, accordingly, with respect to those sales. As a result, to date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange. We incurred a net foreign currency transaction gain of $75,865 in the six months ended June 30, 2003, and we incurred a net foreign currency transaction gain of $2,858 and a loss of $1,877 in the years ended December 31, 2002 and 2001, respectively. Our contract pricing for our products sold in Euros is currently at the rates of 0.96 and
1.00 Euros relative to the U.S. dollar. A 10% change in the value of the Euro relative to the United States dollar would cause approximately an $8,000 foreign currency translation adjustment in an average month, a type of other comprehensive income (loss), which would be a direct adjustment to stockholders' equity.

Our revolving line of credit bears interest based on interest rates tied to the LIBOR rate, which may fluctuate over time based on economic conditions. As a result, we are subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and we are in a borrowing mode. At June 30, 2003, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

Our investment policy requires investments with high credit quality issuers and or over night repurchase agreements with our bank. Investments we make will principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates of five years or less, or the overnight purchase of securities held in our bank's investment portfolio. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. We had approximately $1,750,000 invested in securities, which are available for sale, at June 30, 2003, and we experienced a net asset value loss of $1,037 as the result of the recent interest rate change.

Management believes that a reasonable change in raw material prices could have a material impact on future earnings or cash flows, because we generally are not able to offset increases to our costs with higher prices for our products.

ITEM 4. Controls and Procedures

     a) On July 24, 2003, our President and principal executive officer and Chief Financial Officer participated in a meeting during which there was an evaluation of our disclosure controls and procedures. Based on such evaluation, they believe such controls and procedures are effective.

     b) Our President and principal executive officer and Chief Financial Officer are involved in ongoing evaluations of internal controls. On July 24, 2003, in anticipation of the filing of this Form 10-Q, they reviewed our internal controls and have determined, based on such review, that, since the date of their review, there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls subsequent to such evaluation.

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

Our intended uses of the $6,075,000 of proceeds received from the public sale of our common stock, and our uses through June 30, 2003, are listed below in descending order of priority:


Purpose:                                                   Amount                Used             Reallocated            Remaining
-------------------                                      ----------           ----------          -----------           ----------
Accounts payable and other corporate
 and offering expenses. . . . . . . . . . . . . . .      $1,000,000           $  403,684          $         0           $  596,316
To retire debt (1). . . . . . . . . . . . . . . . .      $  350,000           $  324,301          $    25,699           $        0
To retire debt (2). . . . . . . . . . . . . . . . .      $1,050,000           $  956,883          $    93,117           $        0
To retire debt (3). . . . . . . . . . . . . . . . .      $        0           $  235,000          $   235,000           $        0
To acquire capital assets . . . . . . . . . . . . .      $1,500,000           $   30,131          $         0           $1,469,869
To repurchase our stock                                  $        0           $        0          $ 1,000,000           $1,000,000
For other general corporate purposes
 including working capital. . . . . . . . . . . . .      $2,175,000           $  260,000          $ 1,116,185           $  798,815
                                                         ----------           ----------                                ----------
                                                 Total:  $6,075,000           $2,210,000                                $3,865,000

Pending application:
-------------------
Short-term investments. . . . . . . . . . . . . . .                                                                     $2,365,000
Pay down of revolving line of credit. . . . . . . .                                                                     $1,500,000


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

     (3) On July 24, 1999, as amended, we entered into a borrowing arrangement under a revolving line of credit in the maximum amount of $2.5 million. During March 2003 we temporarily used $1,735,000 of our proceeds from our public offering on Form SB-2 to pay down the line of credit to $0, which at that time had an interest rate of 3.8375%. On June 16, 2003, we renewed and restructured the line of credit with the bank, reducing the maximum availability to $1.5 million and permanently retiring $235,000.

During March 2003, using proceeds from the offering on Form SB-2, the Company retired debt owed to General Electric Capital Corporation and SouthTrust Bank, and to the extent proceeds were not required in the amounts outlined for those purposes, they have been reallocated to be used for general corporate purposes.

During March 2003, pending application of the proceeds from the offering on Form SB-2, the Company paid down its line of credit with the bank by the then outstanding principal balance of $1,735,000. On June 16, 2003, with the renewal of our line of credit with SouthTrust Bank, we permanently reduced our revolving line of credit to $1,500,000; and, as a result, we retired $235,000 of that debt with our bank.

On April 18, 2003, the Company established a stock repurchase program under which the Company may purchase on the open market the lesser of the aggregate value of $1,000,00 or 1,000,000 shares in compliance with Rule 10b-18, and we have reallocated proceeds for this program. In July 2003, under the repurchase program the Company has repurchased 9,500 shares of our common stock on the open market at an average price of $.66. Approximately $994,000 remains available for future common stock repurchases.

Pending application, we have retained the balance of the net proceeds in a deposit account with the bank and an investment account with a securities firm related to the bank.

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

On February 27, 2003, the Company entered into an agreement with a stockholder to repurchase 150,000 shares of common stock and warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $2.00 per share. Under the agreement, the stockholder has a one-time right to cancel the sale of the common stock and warrants not yet paid for by the Company upon written notice to the Company. Upon receipt of such notice, the Company is not obligated to purchase the remaining common stock and warrants. The agreement provides that the Company is to pay $2.00 for each common share and warrant to purchase two common shares of the Company's common stock. The shares and warrants are to be repurchased in approximately equal installments over nine months, beginning in March and ending in November 2003. From March 24, 2003 through June 30, 2003, the Company repurchased 66,670 of the Company's common shares and warrants to purchased 133,340 common shares, paying $133,340. The shares and warrants repurchased by the Company are held in escrow, pending the completion of the repurchase in November 2003, or its earlier cancellation, at which time they will be cancelled.


ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The Registrant held its Annual Meeting of Stockholders on June 16, 2003. The following proposals were adopted by the votes indicated.

(b) Seven directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2003. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:


          NAME                 VOTES FOR          % FOR          VOTES WITHHELD
          ----                 ---------          -----          --------------
    Jui-Hung Wang              10,616,263           82.1            115,541
    Sueling Wang, Phd          10,670,546           82.6             61,258
    Morris E. Van Asperen      10,616,296           82.1            115,508
    Yi Jen Wang                10,616,296           82.1            115,508
    Jui-Chi Wang               10,616,296           82.1            115,508
    Jui-Kung Wang              10,616,296           82.1            115,508
    Richard S. Eiswirth        10,720,546           82.9             11,258


(c) The proposal to approve the Color Imaging 2003 Stock Incentive Plan was approved by 9,785,701 votes for with 946,103 votes withheld.

(d) The prior grant of options to employees, officers and directors of Color Imaging was ratified by a vote of 9,786,592 for and 945,212 votes withheld.

(e) The selection of Lazar Levine & Felix, LLP as our independent accountants for the year ending December 31, 2003 was ratified by 10,676,386 votes for with 55,418 votes withheld.


ITEM 5. Other Information

None

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

 Exhibit No.      Description
 -----------      -----------

     2.1 Merger Agreement and Plan of Reorganization dated May 16, 2000, by and between Advatex Associates, Inc., Logical Imaging Solutions Acquisition Corp., Color Imaging Acquisition Corp., Logical Imaging Solutions, Inc., and Color Image, Inc., incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.
     2.2 Amendment No. 1 to the Merger Agreement and Plan of Reorganization dated June 15, 2000, incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000
     2.3 Amendment No. 2 to the Merger Agreement and Plan of Reorganization dated June 26, 2000, incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000
     2.4(1) Share Exchange Agreement dated as of September 11, 2002 between Color Imaging, Inc., Logical Imaging Solutions, Inc., Digital Color Print, Inc., and the shareholders of Digital Color Print, Inc., incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed September 26, 2002.
     2.5 Amendment No. 1 to Share Exchange Agreement dated as of September 20, 2002 between Color Imaging, Inc., Logical Imaging Solutions, Inc., Digital Color Print, Inc., and the shareholders of Digital Color Print, Inc., incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K filed September 26, 2002.
     3.1       Certificate  of  Incorporation,   incorporated  by  reference  to
               Exhibit 3.1 to the Registration statement on Form SB-2 filed July 15, 2002.
     3.2 Bylaws, incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2002.
     4.1 Stock Purchase Agreement between the Company and Wall Street Consulting Corp. dated October 30, 2001, incorporated by reference to Exhibit 4.1 to the Registration statement on Form SB-2 filed May 31, 2002.
     4.2 Promissory Note of Wall Street Consulting Corp. dated October 30, 2001, incorporated by reference to Exhibit 4.2 to the Registration statement on Form SB-2 filed May 31, 2002.
     4.3 Form of Warrant issued to Selling Stockholders, incorporated by reference to Exhibit 4.3 to the Registration statement on Form SB-2 filed November 28, 2001.
     4.4 Development Authority of Gwinnett County, Georgia Industrial Development Trust Indenture dated June 1, 1999, incorporated by reference to Exhibit 4.27 to the Registration statement on Form SB-2 filed May 31, 2002.
     4.5 Loan Agreement between the Company, Kings Brothers LLC and the Development Authority of Gwinnett County, Georgia dated June 1, 1999, incorporated by reference to Exhibit 4.28 to the Registration statement on Form SB-2 filed May 31, 2002.
     4.6 Joint Debtor Agreement dated June 28, 2000 by and among Color Image, Inc., Kings Brothers, LLC, Dr. Sueling Wang, Jui-Chi Wang, Jui-Kung Wang, and Jui-Hung Wang, incorporated by reference to
               Exhibit 4.28 to the Registration statement on Form SB-2 filed February 11, 2002.

 Exhibit No.      Description
 -----------      -----------

     4.7 First Amendment to Joint Debtor Agreement dated January 1, 2001 by and among Color Imaging, Kings Brothers, LLC, Dr. Sueling Wang, Jui-Chi Wang, Jui-Kung Wang, and Jui-Hung Wang, incorporated by reference to Exhibit 4.29 to the Registration statement on Form SB-2 filed February 11, 2002.
     4.8 $500,000 Promissory Note between Color Imaging and Sueling Wang dated March 14, 2002, incorporated by reference to Exhibit 4.34 to the Registration statement on Form SB-2 filed April 11, 2002.
     4.9 $500,000 Promissory Note between Color Imaging and Jui Hung Wang dated August 21, 2002, incorporated by reference to Exhibit 4.50 to the Registration statement on Form SB-2 filed October 2, 2002.
     4.10 $100,000 Promissory Note between Color Imaging and Jui Chi Wang dated August 21, 2002, incorporated by reference to Exhibit 4.51 to the Registration statement on Form SB-2 filed October 2, 2002.
     4.11 First Note Modification Agreement between Sueling Wang and Color Imaging dated August 27, 2002, incorporated by reference to
               Exhibit 4.52 to the Registration statement on Form SB-2 filed October 2, 2002.
     4.12+ Amended and restated $1,500,000 revolving note between Color Imaging and SouthTrust Bank dated June 16, 2003.
     4.13+ Amended and restated loan and security agreement between Color Imaging and SouthTrust Bank dated June 16, 2003.
     10.1 Employment Agreement between Color Imaging and Dr. Sueling Wang dated June 28, 2000, incorporated by reference to Exhibit 10.2 to the Registration statement on Form SB-2 filed November 28, 2001.
     10.2 Employment Agreement between the Company and Morris E. Van Asperen dated June 28, 2000, incorporated by reference to Exhibit
               10.3 to the Registration statement on Form SB-2 filed November 28, 2001.
     10.3+     Employment  Agreement   amendment  between the Company and Morris
               E. Van Asperen dated July 14, 2003.
     10.4 Deferred Compensation Agreement Amendment between Charles R. Allison and Color Imaging, Inc., December 27, 2002, incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 2002.
     10.5+ Amendment to Deferred Compensation Agreement between Color Imaging and Charles R. Allison dated June 27, 2003.
     10.6 Lease Agreement between Color Imaging and Kings Brothers LLC dated April 1, 1999, incorporated by reference to Exhibit 10.5 to the Registration statement on Form SB-2 filed November 28, 2001.
     10.7 Amendment No. 1 to Lease Agreement between the Company and Kings Brothers LLC dated April 1, 1999, incorporated by reference to
               Exhibit 10.6 to the Registration statement on Form SB-2 filed November 28, 2001.
     10.8 Commercial Lease Agreement Amendment between Kings Brothers LLC and Color Imaging, Inc. dated February 5, 2003, incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2002
     10.9 Form of Warrant between Digital Color Print, Inc. and Color Imaging, Inc., incorporated by reference to Exhibit 10.10 to the Registration statement on Form SB-2 filed November 13, 2002.
     10.10 Purchase and Sale and Release Agreement between Michael Edson and Color Imaging, Inc. dated February 27, 2003, incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2002
     10.11 Purchase and Sale and Release Agreement between Stephen Chromik and Color Imaging, Inc. dated February 27, 2003, incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2002
     10.12 Form of Indemnification Agreement, incorporated by reference to the post effective Amendment No. 1 to Form SB-2 filed April 1, 2003.
     31+ Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
     32+ Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

------------------------
+ Filed herewith.

(1) Pursuant to Rule 601(b)(2), the schedules and exhibits to this Agreement shall not be filed. A list of the schedules and exhibits is contained on the last page of the Agreement. The Registrant agrees to furnish supplementally a copy of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

(b) REPORTS ON FORM 8-K

On April 1, 2003, the Company filed a Current Report on Form 8-K disclosing that the Company had not authorized and was not responsible for a press release, or its content, issued that date by Warrior Capital.

On April 22, 2003, the Company filed a Current Report on Form 8-K announcing that the Company's board of directors had approved a stock repurchase program whereby the Company will buy back, at prices to be determined, its common stock in the open market (through a broker or otherwise) from time to time.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COLOR IMAGING, INC.




                                       /S/ SUELING WANG

                                       --------------------------------------
July 28, 2003                          Sueling Wang, PhD
                                       President (principal executive officer)





                                       /S/ MORRIS E. VAN ASPEREN

                                       --------------------------------------
                                       Morris E. Van Asperen
                                       Executive Vice President and
                                       Chief Financial Officer




                                       30
1639953