Form 10-Q
period 2003-09-30
COLOR IMAGING INC
filed 2003-10-28
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________


                         Commission file number 0-18450

                       SECURITIES AND EXCHANGE COMMISSION

                               COLOR IMAGING, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                    13-3453420
---------------------------------             ----------------------------------
(State or other  jurisdiction of              (IRS Employer Identifi8cation No.)
incorporation  or  organization)

4350 Peachtree Industrial Blvd,
           Suite 100
         Norcross, GA                                         30071
---------------------------------              ---------------------------------
   (Address of principal                                   (Zip Code)
    executive offices)

                                  (770) 840-1090
                        ---------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
                        --------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes x   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No x

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of October 27, 2003, there were 12,925,005 shares outstanding of Common
Stock.

                               COLOR IMAGING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                      INDEX



PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets at September 30, 2003
          (Unaudited) and December 31, 2002(Audited)...........................3
          Condensed Statements of Operations (Unaudited) for the
          Three and Nine Months ended September 30, 2003 and 2002..............4
          Condensed Statements of Cash Flows (Unaudited)
          for the Nine Months ended September 30, 2003 and 2002................5
          Notes to Interim Unaudited Condensed Financial
          Statements ..........................................................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................10
Item 3.   Quantitative and Qualitative Disclosures about Market Risks.........24
Item 4.   Controls and Procedures.............................................25


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................25
Item 2.   Changes in Securities and Use of Proceeds...........................25
Item 3.   Defaults Upon Senior Securities.....................................27
Item 4.   Submission of Matters to a Vote of Security Holders.................27
Item 5.   Other information ..................................................27
Item 6.   Exhibits and Reports on Form 8-K....................................28
Signatures....................................................................31

PART I: FINANCIAL INFORMATION
ITEM 1 -FINANCIAL STATEMENTS

                               COLOR IMAGING, INC.
                            CONDENSED BALANCE SHEETS

                         ASSETS
                                                                 30-Sept-03        31-Dec-02
                                                                 (Unaudited)       (Audited)
                                                                ------------     ------------
CURRENT ASSETS
    Cash                                                        $  2,029,033     $    128,501
    Accounts receivable, net                                       2,389,542        2,390,019
    Inventories                                                    6,329,431        5,080,237
    Related party portion of IDR bond                                 87,912           83,160
    Other current assets                                             167,008          304,672
                                                                ------------     ------------
          TOTAL CURRENT ASSETS                                    11,002,926        7,986,589
                                                                ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                6,991,939        7,038,111
                                                                ------------     ------------
OTHER ASSETS
    Related party portion of IDR bond                                647,428          735,340
    Deferred offering costs                                               --          121,924
    Other assets                                                     223,191          231,571
                                                                ------------     ------------
          TOTAL OTHER ASSETS                                         870,619        1,088,835
                                                                ------------     ------------
                                                                $ 18,865,484     $ 16,113,535
                                                                ============     ============
          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Revolving credit lines                                      $         --     $  1,022,470
    Accounts payable                                               2,958,495        3,543,680
    Current portion of notes payable                                   5,502          363,789
    Current portion of bonds payable                                 370,000          350,000
    Notes payable - related parties                                  339,937          401,937
    Other current liabilities                                        504,634          507,782
                                                                ------------     ------------
           TOTAL CURRENT LIABILITIES                               4,178,568        6,189,658
                                                                ------------     ------------
LONG TERM LIABILITIES
    Notes payable                                                     12,954          989,667
    Bonds payable                                                  2,725,000        3,095,000
    Notes payable - related parties                                  220,041          598,063
    Deferred tax liability                                           349,000               --
                                                                ------------     ------------
          LONG TERM LIABILITIES                                    3,306,995        4,682,730
                                                                ------------     ------------
           TOTAL LIABILITIES                                       7,485,563       10,872,388
                                                                ------------     ------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value,  authorized  20,000,000
     shares;  12,925,005 and 8,437,965 shares issued
     and outstanding on September 30, 2003 and
     December 31, 2002, respectively                                 129,250           84,380
   Additional paid-in capital                                     13,035,258        7,205,909
   Accumulated deficit                                            (1,531,306)      (2,049,142)
   Treasury stock, at cost, 147,168 shares                        (  253,281)              --
                                                                ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY                              11,379,921        5,241,147
                                                                ------------     ------------
                                                                $ 18,865,484     $ 16,113,535
                                                                ============     ============

                                      See accompanying notes

                               COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                  THREE MONTH PERIODS ENDED    NINE MONTH PERIODS ENDED
                                  -------------------------   --------------------------
                                    30-SEP-03    30-SEP-02      30-SEP-03     30-SEP-02
                                  ------------  -----------   ------------  ------------

SALES                             $ 5,360,703   $ 6,654,366   $16,048,697   $22,285,989
C0ST OF SALES                       3,993,199     5,460,287    11,822,528    18,776,922
                                  ------------  ------------  ------------  ------------
GROSS PROFIT                        1,367,504     1,194,079     4,226,169     3,509,067
                                  ------------  ------------  ------------  ------------

OPERATING EXPENSES
    Administrative                    418,924       304,491     1,311,715       999,106
    Research & development            286,407       237,553       883,888       688,660
    Sales & marketing                 439,441       351,568     1,195,061       963,645
                                  ------------  ------------   ------------  -----------
                                    1,144,772       893,612     3,390,664     2,651,411
                                  ------------  ------------   ------------  -----------
INCOME FROM OPERATIONS                222,732       300,467       835,505       857,656
                                  ------------  ------------   ------------  -----------
OTHER INCOME  (EXPENSE)
    Other income                       57,216       ( 9,434)      165,740        19,771
    Financing expenses                (28,146)      (84,820)     (138,409)     (250,640)
                                  ------------  ------------   ------------  -----------
                                       29,070       (94,254)       27,331      (230,869)
                                  ------------  ------------   ------------  -----------
INCOME BEFORE TAXES                   251,802       206,213       862,836       626,787
PROVISION FOR INCOME TAXES            100,000        89,488       345,000       250,738
                                  ------------  ------------   ------------  -----------
INCOME FROM
CONTINUING OPERATIONS                 151,802       116,725       517,836       376,049

DISCONTINUED OPERATIONS (Note 2)
    (Loss) from operations of
       subsidiary disposed of -
       net of income taxes                 --      ( 98,244)           --      (261,326)
                                  ------------  ------------   ------------  -----------
NET INCOME (LOSS)                 $   151,802   $    18,481    $  517,836    $  114,723
                                  ============  ============   ============  ===========
     INCOME (LOSS)
     PER COMMON SHARE - BASIC
        Continuing operations     $       .01   $      .01    $       .04    $      .04
        Discontinued operations            --           --             --          (.03)
                                  -----------    ----------    -----------    ----------
                                  $       .01   $       --    $       .04    $      .01
                                  ============  ============   ============  ===========
      INCOME (LOSS)
      PER COMMON SHARE - DILUTED
        Continuing operations     $       .01   $      .01    $       .04    $      .04
        Discontinued operations            --           --             --          (.03)
                                  -----------    ----------    -----------    ----------
                                  $       .01   $       --    $       .04    $      .01
                                  ============  ============   ============  ===========
      WEIGHTED AVERAGE
      SHARES OUTSTANDING
        Basic                      12,838,170    10,122,283     11,710,487    10,107,156
        Assumed conversion              9,091            --          5,515            --
                                  ------------  ------------   ------------  -----------
                                   12,847,261    10,122,283     11,716,002    10,107,156
                                  ============  ============   ============  ===========

                                       See accompanying notes


                               COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
                                   (UNAUDITED)


                                                             2003           2002
                                                       -------------  -------------

Cash flows from operating activities:
  Net income from continuing operations                $    517,836   $    376,049
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                         433,778        396,252
      Deferred income taxes                                 349,000        167,001
      Allowance for doubtful accounts                         1,334          3,603
  (Increase) decrease in:
        Accounts receivable and other receivables              (857)        26,672
        Inventories                                      (1,249,194)       308,188
        Prepaid expenses and other assets                   267,968        (24,797)
        Due from related party - IDR bond                    83,160         79,596
  (Decrease) in:
        Accounts payable and accrued liabilities           (588,333)      (595,922)
                                                       -------------  -------------
        Net cash (used in) provided by
               continuing operations                       (185,308)       736,642

   Net cash flows of discontinued operations                     --       (676,202)
                                                       -------------  -------------
        Net cash (used in) provided by
               operating activities                        (185,309)        60,440
                                                       -------------  -------------

Cash flows (used in) investing activities:
     Capital expenditures                                  (387,606)      (527,149)
                                                       -------------  -------------
        Net cash (used in)
             investing activities                          (387,606)      (527,149)
                                                       -------------  -------------
Cash flows from financing activities:
  Net (payments) under line of credit                    (1,022,470)      (370,135)
  Net proceeds from sale of common stock                  5,900,140        143,351
  Repurchase of common shares and warrants                 (279,202)            --
  Net proceeds from related party borrowings                     --      1,000,000
  Principal payments on related party borrowings           (440,022)            --
  Principal payments of long-term debt                   (1,685,000)      (586,949)
                                                       -------------  -------------
         Net cash provided by
             financing activities                         2,473,446        186,267
                                                       -------------  -------------
         Net increase in cash                             1,900,532       (280,442)

Cash at beginning of year                                   128,501        393,981
                                                       -------------  -------------
Cash at end of period                                   $ 2,029,033    $   113,539
                                                       =============  =============




                                      See accompanying notes

                               COLOR IMAGING, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

NOTE 2. DISCONTINUED OPERATIONS

On September 30, 2002, the Company completed a share exchange agreement with Digital Color Print, Inc. and four former Company directors, whereby the Company received 1.7 million shares of its common stock in exchange for all of the shares of the common stock of its subsidiary, Logical Imaging Solutions, Inc. Based upon guidance provided by APB 29 in connection with accounting for non-monetary transactions, the fair value of the 1.7 million shares of common stock received was approximately $2,678,993; the fair value (approximating the net book value) of Logical Imaging Solutions, Inc. plus the transaction costs incurred.

Following is summary financial information for the Company's discontinued Logical Imaging Solutions, Inc. subsidiary:

                                                  For the Three Months Ended             For the Nine Months Ended
                                                        September 30,                           September 30,
                                                ------------------------------         ------------------------------
                                                   2003                2002               2003               2002
                                                -----------        -----------         -----------        -----------
(Loss) from discontinued operations:
   Before income taxes                           $      --          $(146,244)          $      --          $(406,570)
   Income tax provision (benefit)                       --            (48,000)                 --           (145,244)
                                                -----------        -----------         -----------        -----------
Net (loss) from discontinued operations          $      --          $ (98,244)          $      --          $(261,326)
                                                ===========        ===========         ===========        ===========

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

NOTE 3. COMMON STOCK

On February 27, 2003, the Company entered into an agreement with a stockholder to repurchase 150,000 shares of common stock and warrants to purchase 300,000 shares of the Company's common stock for an aggregate cost of $300,000. Under the agreement, the stockholder has a one-time right to cancel the sale of the common stock and warrants not yet paid for by the Company upon written notice to the Company. Upon receipt of such notice, the Company is not obligated to purchase the remaining common stock and warrants. The agreement provides that the Company is to pay $2.00 for each common share and warrant to purchase two common shares of the Company's common stock. The shares and warrants are to be repurchased in approximately equal installments over nine months, beginning in March and ending in November 2003. From March 24, 2003 through September 30, 2003, the Company repurchased 116,668 of the Company's common shares and warrants to purchased 233,336 common shares, paying $233,336. The shares and warrants repurchased by the Company are held in escrow, pending the completion of the repurchase in November 2003, or its earlier cancellation, at which time they will be cancelled.

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

On March 13, 2003, the Company completed the public sale of 4,500,000 shares of the Company's common stock at a price of $1.35 per share (see note 10), whereby the Company received $5,900,140 in net proceeds.

On April 18, 2003, the Company established a stock repurchase program under which the Company's common stock, with an aggregate market value up to the lesser of $1 million or 1 million shares, may be acquired in the open market or through private or other transactions. Through September 30, 2003, the Company has repurchased some 30,500 shares its common stock, which have yet to be certificated and cancelled, at a cost of $19,945.

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

                                         Options and Warrants Outstanding                    Options and Warrants Exercisable
                                                                     Weighted-Average
     Range of Exercise                           Weighted-Average        Remaining                              Weighted-Average
           Prices                 Number          Exercise Price     Contractual Life           Number           Exercise Price
    -------------------         -----------       --------------     ----------------         -----------        --------------
    Options
       $0.45-$2.75                 970,000             $2.08            3.92 years               706,250              $2.23

    Warrants
       $2.00                       702,001             $2.00            0.40 years               702,001              $2.00
                                -----------                                                    -----------
    Options and warrants         1,672,001             $2.05            2.44 years              1,408,251             $2.11
                                ===========                                                    ===========

The warrants reflected in the above table exclude the warrants to purchase 233,336 shares of the Company's common stock that are held in escrow, pending cancellation, as of September 30, 2003.


NOTE 4. INVENTORIES

Inventories consisted of the following components as of September 30, 2003 and December 31, 2002:

                                 September 30, 2003           December 31, 2002
                                 ------------------           ------------------
        Raw materials              $       790,447             $       427,752
        Work-in-process                  1,689,772                   1,021,496
        Finished goods                   3,942,857                   3,665,953
        Obsolescence allowance            ( 93,645)                    (34,964)
                                 ------------------           ------------------
            Total                  $     6,329,431             $     5,080,237
                                 ==================           ==================

NOTE 5. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $1.5 million revolving line of credit, as amended, with an outstanding balance of $0 as of September 30, 2003, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of September 30, 2003, the interest rate was the one-month Libor rate of 1.12% plus 2.50% (3.62%). This revolving line of credit has a June 30, 2004 expiration date.

Under the line of credit, the Company is permitted to borrow up to 75% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $750,000 and not to exceed 50% of the total outstanding). The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit. The Bank agreement contains various covenants which the Company is required to maintain, and as of September 30, 2003, the Company was in compliance with these covenant requirements.

NOTE 6. EMPLOYMENT AGREEMENTS:

On June 27, 2003, the Vice President of Marketing and Sales retired, and the Employment Agreement between he and the Company was cancelled. On July 14, 2003, the Employment Agreement between the Company and its Executive Vice President and Chief Financial Officer was amended, making the officer responsible for marketing and sales while remaining chief financial officer for an indefinite period, reducing the annual salary from $151,200 to $78,000, eliminating the five percent (5%) annual increase and supplemental life insurance retirement plan and providing for a one-half of one percent (0.5%) commission on certain of the net sales of the Company.


NOTE 7. SIGNIFICANT CUSTOMERS

In the three and nine month periods ended September 30, 2003, two customers accounted for 29% and 30% and 13% and 16%, respectively, of net sales. The Company does not have a written or oral contract with these customers. All sales are made through purchase orders. Accounts receivable from these customers at September 30, 2003, were $712,390 and $183,793, respectively.


NOTE 8. SIGNIFICANT SUPPLIERS

In the three and nine month periods ended September 30, 2003, the Company purchased 43% and 40% of its raw materials, components and supplies from one supplier in connection with sales to its largest customers. At September 30, 2003, the accounts payable to this supplier was $1,279,023.


NOTE 9. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region from continuing operations for the nine-month periods ended September 30 are as follows:

                                            2003            2002
                                        -----------     -----------
Sales to Unaffiliated Customers:
United States                           $ 9,534,055     $14,252,582
Europe/Eastern Europe                     3,436,261       4,500,431
Mexico                                    1,896,999       1,863,843
Asia/Southeast Asia                         618,688         986,666
South America                               346,022         318,147
Others                                      216,672         364,320
                                        -----------     -----------
Total                                   $16,048,697     $22,285,989
                                        ===========     ===========

NOTE 10. RELATED PARTY TRANSACTIONS:

The Company purchased from an affiliate for the three and nine month periods ended September 30, 2003, $795,839 and $1,920,029, respectively, of all-in-one imaging, toner and drum cartridges and injection molded cartridges and accessories for copiers and laser printers. Accounts payable to the affiliate at September 30, 2003, was $913,128.

On January 23, 2003 the Company's registration statement on Form SB-2, offering of up to 7 million shares of its common stock, was declared effective by the Securities and Exchange Commission. On March 6, 2003, the Company received subscription gross proceeds from an affiliate of $6,075,000 for the public sale of 4,500,000 shares of its common stock, and on March 13, 2003, the Company accepted the investment in accordance with the offering procedures.

On March 14, 2002, the Company borrowed $500,000 from its President on an unsecured basis. The interest rate on the loan was 12% per annum, matured on March 14, 2003 and was evidenced in writing. On September 2, 2002, the Company entered into a modification agreement with its President to change the terms of the note, extending the term to March 1, 2005, providing for a $100,000 principal payment, decreasing the interest rate to 6% per annum, providing for interest only payments through February 28, 2003, and providing for 24 monthly payments of principal and interest beginning on April 1, 2003, in the amount of $17,736. The Company borrowed the $500,000 amount to meet a supplier commitment for product. From January 1 through September 30, 2003, interest accrued and paid on the note was $12,812 and as of September 30, 2003, the outstanding principal balance was $127,500.

On August 21, 2002, the Company borrowed $100,000 from a director on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to repay $100,000 borrowed from its President on March 14, 2002. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $4,434. From January 1 through September 30, 2003, the interest accrued and paid on the note was $4,087, and as of September 30, 2003, the outstanding principal balance was $72,080.

On August 21 and September 2, 2002, the Company borrowed $200,000 and $300,000, respectively, from another director on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to make a principal payment due on our industrial development bond in the approximate amount of $255,000, for the acquisition of capital equipment in the approximate amount of $125,000 and for general corporate purposes. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $22,170. From January 1 through September 30, 2003, interest accrued and paid on the note was $20,435, and as of September 30, 2003, the outstanding principal balance was $360,398.

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

COLOR IMAGING, INC.

Color Imaging, Inc. has developed and manufactured products used in electronic printing and copying. We formulate and produce black text and specialty toners, including color and magnetic character recognition toners for numerous laser printers and black text and color toners for many analog and digital photocopiers. Our toners permit the printing and photocopying of a wide range of user-selected colors and also the full process color printing of cyan, yellow, magenta and black. Magnetic character recognition toners enable the printing of magnetic characters that are required for the high-speed processing of checks and other financial documents. We also supply other consumable products used in electronic printing, and photocopying, including toner cartridges, cartridge components, photoreceptors, imaging drums and parts.

Color Imaging, Inc. has continually expanded its product line and manufacturing capabilities. This expansion has led to the creation of black text, color, magnetic character recognition and specialty toner formulations, including aftermarket toners and imaging products for printers and facsimile machines manufactured by Brother(TM), Canon(TM), Delphax(TM), Hewlett Packard(TM), IBM(TM), Lexmark(TM), Sharp(TM), Xerox(TM), Minolta(TM), Mita(TM), Panafax(TM), Pentax(TM), Pitney Bowes(TM), Epson(TM), Fuji-Xerox(TM), Toshiba(TM), Kyocera(TM), Okidata(TM), Panasonic(TM), and printing systems developed by Logical Imaging Solutions, Inc. Color Imaging, Inc. also manufactures and/or markets toners for use in Ricoh, Sharp(TM), Xerox(TM), Canon(TM), Lanier(TM), Toshiba(TM), Savin(TM), Gestetner(TM), Minolta(TM) and Konica(TM) copiers. We also offer product enhancements, including imaging supplies that enable standard laser printers to print magnetic character recognition data. We market brand products directly to OEMs and our aftermarket products worldwide to distributors and remanufacturers of laser printer toner cartridges and to dealers and distributors of copier products. During the second quarter of 2003 we commenced the sale of all-in-one imaging, toner and drum cartridges for use in Xerox(TM) and Canon(TM) personal copiers and a Hewlett Packard(TM) laser printer. In addition to selling these all-in-one products to the abovementioned customers, we are selling them to a multi-state retail chain store and are offering them to the large, national, office supply retailers and wholesale catalog companies.

Our strategy for growing revenue and operating profit is to expand our printer and copier products business. The key elements of our strategy are (1) increasing vertical integration by supplying complete toner and cartridge devices, (2) capitalizing on our research and development expertise of producing specialty, color and digital copier and or multifunctional device toners, (3) exploiting the efficiencies associated with the investment made in manufacturing facilities, (4) expanding our sources for products from strategic suppliers that we can add value to or resell that complement our product lines and (5) expanding into new geographic markets, and broadening our sales channels, including selling certain products directly to retailers.

RECENT DEVELOPMENTS

Recently we have further expanded our product offerings for copiers, including adding toners and parts for several Minolta(TM) and Konica(TM) copiers and introducing additional digital toners for Ricoh(TM), Canon(TM) and Toshiba copiers(TM).

During the third quarter 2003, we opened a sales office and warehouse in southern California to increase our customer base on the west coast and to improve delivery to existing and prospective west coast customers.

OVERVIEW

Net sales are primarily generated from the sale of our black text, color and magnetic character recognition toners, and we believe net sales of all-in-one imaging, toner and drum cartridges will become a significant portion of our total sales in the next few years. Net sales decreased to $16.0 million for the nine months ended September 30, 2003, compared to $22.3 million for the nine months ended September 30, 2002. This 28% decrease in net sales resulted primarily from the decrease in sales to our two largest customers. In the nine months ended September 30, 2003, our two largest customers, distributors of imaging supplies for whom we private label, accounted for approximately 30% and 16%, respectively, of net sales, with the latter being an OEM. Sales to these customers consist primarily of analog copier products, and as a result are expected to decline over time. Further, both of these customers either have, or will, manufacture themselves, or with another, certain products that we formerly supplied to them. For the nine months ended September 30, 2003, our sales to our two largest customers were some $8 million less than they were for the same period in 2002, and we expect the sales to our two largest customers for the entire 2003 year to be some $9.2 million less than the sales to these customers in 2002. As a result, our sales will be less concentrated with our largest customers and sales overall during 2003 will be less than those of 2002, while we expect our gross profit margins to improve. Our inventory for product discontinued by our largest customers has either been sold or is being sold to other customers. Net sales made outside of the United States decreased to $6.5 million, or 41% of total sales for the nine months ended September 30, 2003, compared to $8.0 million, or 36% for the nine months ended September 30, 2002. This 19% decrease in international sales resulted primarily from the decrease in sales to our two largest customers. The revenue decrease for the nine months ended September 30, 2003 compared to the same period in 2002 for finished products and bulk toners and parts for use in copiers and laser printers from 2002 to 2003 was 26% and 33%, respectively, reflecting our decreased sales to our two largest customers and our continuing transition to the sale of more finished products and less bulk toner.

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

The following table reflects the consolidated new orders, net of cancellations, revenues and backlog as of the beginning and end of the three and nine months ended September 30, 2003, as well as for Color Imaging's two general product lines.

                              Backlog                            Backlog
                              at start                           at end
                                of         New         Net         of
                              Period      Orders     Revenue     Period
                             ---------   ---------   ---------  ---------
Three Months                           (IN THOUSANDS OF DOLLARS)
September 30, 2003:
  Copier Products            $  2,047    $  3,043    $  3,553    $  1,537
  Printer Products                501       1,590       1,807         284
                             ---------   ---------   ---------  ---------
     Total                      2,548       4,633       5,360       1,821
                             =========   =========   =========  =========


Nine Months                            (IN THOUSANDS OF DOLLARS)
September 30, 2003:
  Copier Products            $  2,718    $  9,157    $ 10,338    $  1,537
  Printer Products                473       5,521       5,710         284
                             ---------   ---------   ---------  ---------
     Total                      3,191      14,678      16,048       1,821
                             =========   =========   =========  =========


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

VALUATION OF LONG-LIVED ASSETS. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of our long-lived assets, such as our investment in our toner manufacturing equipment. We have approximately $8.0 million invested in such equipment and plant improvements, with a carrying value of $6.6 million, that have estimated lives of up to twenty years. Should competing technologies or offshore competitors cause our manufacturing technology to be non-competitive, or should other events or circumstances indicate that the carrying amount of these assets would not be recoverable, the estimated life of these assets may need to be shortened and their carrying value could be materially affected. If the sum of the undiscounted expected cash flows from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss is recognized.

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

RESULTS OF OPERATIONS

Color Imaging's net sales were $5.4 million and $16.0 million for the three and nine months ended September 30, 2003, a decrease of approximately 19% and 28% from the three and nine months ended September 30, 2002. The net sales by product category were as follows:

                                                        % Increase
(Dollars in thousands)                 2003       %    (Decrease)      2002       %
                                     ----------  -----  ----------   ----------  -----
Three Months
------------
Product Category:
 Cartridges and bottles
  Copier finished products            $ 3,166      59%      (24%)      $ 4,158     63%
  Printer finished products               773      14%      (11%)          869     13%
                                     ----------         ----------   ----------
                                        3,939      73%      (22%)        5,027     76%

Bulk toner and parts                    1,422      27%      (13%)        1,627     24%
                                     ----------         ----------   ----------
      Total net revenue               $ 5,361     100%      (19%)      $ 6,654    100%
                                     ==========         ==========   ==========
Nine Months
----------
Product Category:
 Cartridges and bottles
  Copier finished products            $ 9,059      56%      (30%)      $12,975     58%
  Printer finished products             2,596      16%      (_5%)        2,746     12%
                                     ----------         ----------   ----------
                                       11,655      72%      (26%)       15,721     70%

Bulk toner and parts                    4,394      28%      (33%)        6,565     30%
                                     ----------         ----------   ----------
      Total net revenue               $16,049     100%      (28%)      $22,286    100%
                                     ==========         ==========   ==========


The following table sets forth certain information derived from the Company's unaudited interim statements of operations:


                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                              2003            2002           2003            2002
                                                             ------          ------         ------          ------
                                                                           (PERCENTAGE OF NET SALES)

        Net sales                                             100             100            100              100
        Cost of sales                                          74              82             74               84
        Gross profit                                           26              18             26               16
        Administrative expenses                                 8               5              8                4
        Research and development                                5               4              6                3
        Sales and marketing                                     8               5              7                4
        Operating income                                        4               4              5                4
        Interest expense                                        1               1              1                1
        Depreciation and amortization                           8               1              5                2
        Income before taxes                                     5               3              5                2
        Provision for income taxes                              2               1              2                1

        Income from continuing operations                       3               2              3                2

        Loss  from  discontinued   operations,
        net  of income taxes                                    -              -2              -               -1

        Net income                                              3               0              3                1



THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES. Our net sales decreased by $1.3 million, or 19%, to $5.4 million for the three months ended September 30, 2003, from $6.7 million for the three months ended September 30, 2002. Net sales made in the United States were $3.2 million, a decrease of $0.3 million, or 9%, from $3.5 million made in the comparable period in 2002. Net sales made outside of the United States decreased by $1.0 million, or 31%, for the quarter compared to the same quarter of 2002. The decrease in net sales for the quarter compared to that of a year ago made both inside and outside of the United States was primarily the result of decreased sales to our two largest customers. Of the $5.4 million in net sales, $3.9 million, or 73%, were attributable to our copier and printer finished products, compared to 76% for the comparable period in 2002, while the net sales of bulk toner and parts increased to 27% of net sales for the three months ended September 30, 2003 compared to 24% for the comparable period in 2002. Net sales to our two largest customers decreased as a percentage of our total sales to 42% for the three months ended September 30, 2003, from 66% for the comparable period in 2002.

COST OF GOODS SOLD. Cost of goods sold decreased by $1.5 million, or 27%, to $4.0 million from $5.5 million for the three months ended September 30, 2003 for the comparable period in 2002, primarily as the result of the decrease in net sales and secondarily from reduced costs of manufacturing. Cost of goods sold as a percentage of net sales decreased by 8 percentage points from 82% for the three months ended September 30, 2002 to 74% for the three months ended September 30, 2003, primarily as the result of reduced sales derived from certain very low margin products previously sold to our largest customer that have been discontinued and a larger percentage of sales being derived from sales of products with higher gross margins.

GROSS PROFIT. As a result of the above factors, gross profit increased to $1.4 million in the three months ended September 30, 2003 from $1.2 million in the three months ended September 30, 2002, or by $.2 million, while net sales for the same period decreased by $1.3 million. Gross profit as a percentage of net sales increased by 8 percentage points from 18% to 26% for the three months ended September 30, 2003, as compared to the corresponding period of the prior year. The increase in the percentage of gross profit resulted primarily from reduced sales derived from certain very low margin products previously sold to our largest customer that have been discontinued and a larger percentage of sales being derived from sales of products with higher gross margins.

OPERATING EXPENSES. Operating expenses increased $.3 million, or 28%, to $1.2 million in the three months ended September 30, 2003 from $.9 million in the three months ended September 30, 2002. General and administrative, selling and R&D expenses increased, as a percentage of net sales, to 21% in the three months ended September 30, 2003 from 14% in the three months ended September 30, 2002 as the result of the decrease in net sales for the quarter and higher expenditures in all categories. General and administrative expenses increased approximately 37%, or $.1 million to $.4 million for the three months ended September 30, 2003 from the comparable period in 2002, largely resulting from a $50,000 provision for the Company's bonus plan and the opening of the California office. Selling expenses increased by $.1 million, or 25%, in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Selling expenses increased primarily as a result of one-time costs associated with the introduction of several new copier products, increased manufacturer's representative costs and conference expenses. Research and development expenses increased by $.05 million, or 21%, to $.3 million in the three months ended September 30, 2003, primarily as the result of increased expenditures for testing and qualifying toner products and the recruitment and relocation of our vice president of technology. We expect to continue to increase research and development expenditures in an effort to develop and bring to market more new products before our competition, while also reformulating certain product formulas to manufacture a greater percentage of our products on our more efficient production equipment.

OPERATING INCOME. As a result of the above factors, primarily the 28% increase in operating expenses, operating income decreased by $.1 million, or 26%, to a profit of $.2 million in the three months ended September 30, 2003 from $.3 million in the three months ended September 30, 2002.

INTEREST AND FINANCE EXPENSE. Interest expense decreased by $57,000 in the three months ended September 30, 2003 from the three months ended September 30, 2002. The decrease was primarily the result of reduced interest bearing debt levels.

OTHER INCOME. Other income increased by $66,000 from other expense of $9,000 to income of $57,000 in the three months ended September 30, 2003 from the three months ended September 30, 2002, primarily as the result of Euro exchange gains.

INCOME TAXES. As the result of our profit from continuing operations in the three months ended September 30, 2003, we recorded an income tax provision of $100,000 for the period, while the income tax provisions were $89,000 for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES. Our net sales decreased by $6.3 million, or 28%, to $16.0 million for the nine months ended September 30, 2003, from $22.3 million for the nine months ended September 30, 2002. Net sales made in the United States were $9.5 million, a decrease of $4.8 million, or 33%, from $14.3 million made in the comparable period in 2002. Net sales made outside of the United States decreased by $1.5 million, or 19%, to $6.5 million for the nine months ended September 30, 2003 compared to the same nine months of 2002. The decrease in net sales for the nine months ended September 30, 2003, compared to that of a year ago resulted primarily from reduced sales to our two largest customers. Of the $16.0 million in net sales, $11.7 million, or 72%, were attributable to our finished products for use in copiers and printers, while $4.3 million, or 28%, were derived from the sale of bulk toners and parts. The revenue decrease for the nine months ended September 30, 2003 compared to the same period in 2002 for finished products and bulk toners and parts for use in copiers and laser printers from 2002 to 2003 was 26% and 33%, respectively, reflecting the decreased sales from our two largest customers.

COST OF GOODS SOLD. Cost of goods sold decreased by $7.0 million, or 37%, to $11.8 million from $18.8 million for the nine months ended September 30, 2003 from the comparable period in 2002. Cost of goods sold as a percentage of net sales decreased by 10 percentage points from 84% for the nine months ended September 30, 2002 to 74% for the nine months ended September 30, 2003, primarily as the result of reduced sales derived from certain very low margin products previously sold to our largest customer that have been discontinued and larger percentage of sales being derived from sales of products with higher gross margins.

GROSS PROFIT. As a result of the above factors, gross profit increased to $4.2 million in the nine months ended September 30, 2003 from $3.5 million in the nine months ended September 30, 2002, or $.7 million and 20%, while net sales for the same period decreased by $6.3 million, or 28%. Gross profit as a percentage of net sales increased by 10 percentage points from 16% to 26% for the nine months ended September 30, 2003, as compared to the corresponding period of the prior year. The increase in the percentage of gross profit resulted primarily from reduced sales derived from certain very low margin products previously sold to our largest customer that have been discontinued and a larger percentage of sales being derived from sales of products with higher gross margins.

OPERATING EXPENSES. Operating expenses increased $.7 million or 28% to $3.4 million in the nine months ended September 30, 2003 from $2.7 million in the nine months ended September 30, 2002. As a percentage of net sales general and administrative, selling and R&D expenses, was 21% and 12%, respectively, for the nine months ended September 30, 2003 and 2002. The increase in operating expenses as a percentage of net sales was largely the result of the decrease in net sales for the nine months ended September 30, 2003, and increased expenses in each operating expense category in support of the changes being made in the operations of the Company. General and administrative expenses increased approximately 31%, or $313,000 to $1,312,000 for the nine months ended September 30, 2003 from the comparable period in 2002, largely resulting from the provision of $140,000 for a bonus program, increased professional expenses for compliance with changing from SEC regulation SB to S-K reporting and the repurchase of securities issued in our private placement completed in 2001, and payroll for a staff addition. Selling expenses increased by $231,000, or 24%, in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Selling expenses increased primarily as the result of increased advertising and promotion expenses and payroll for sales and customer support staff increases. Research and development expenses increased by $231,000, or 24%, to $1,195,000 in the nine months ended September 30, 2003, primarily as the result of increased expenditures for product testing and qualification and expenses in connection with the hiring and relocation of our vice president of technology. We expect to continue to increase research and development expenditures in an effort to develop and bring to market more new, rigorously tested, products before our competition, while also reformulating certain product formulas to manufacture a greater percentage of our products on our more efficient production equipment.

OPERATING INCOME. As a result of the above factors, operating income decreased by $22,000, to a profit of $836,000 in the nine months ended September 30, 2003 from $858,000 in the nine months ended September 30, 2002.

INTEREST AND FINANCE EXPENSE. Interest expense decreased by $113,000 in the nine months ended September 30, 2003 from the nine months ended September 30, 2002. The decrease was primarily the result of reduced interest bearing debt levels.

OTHER INCOME. Other income increased by $146,000 from income of $20,000 to income of $166,000 in the nine months ended September 30, 2003 from the nine months ended September 30, 2002, primarily due to Euro exchange gains.

INCOME TAXES. As the result of our increased profit from continuing operations for the nine months ended September 30, 2003, our provision for taxes increased from $251,000 in the nine months ended September 30, 2002 to $345,000 for the period ended September 30, 2003.

RESULTS OF DISCONTINUED OPERATIONS

The following table sets forth, for the periods indicated, selected information relating to the discontinued operations of Logical Imaging Solutions that has been derived from our unaudited consolidated statements of operations.

                                                               For the Three Months Ended               For the Nine Months Ended
                                                                      September 30,                            September 30,
                                                              -------------------------------         ------------------------------
                                                                  2003               2002                2003              2002
                                                              ------------        ------------        ------------      ------------
(Loss) from discontinued operations:
   Before income taxes                                         $       --          $(146,244)          $      --          $(406,570)
   Income tax provision (benefit)                                      --            (48,000)                 --           (145,244)
                                                              ------------        ------------        ------------      ------------
Net (loss) from discontinued operations                        $       --          $ (98,244)          $      --          $(261,326)
                                                              ============        ============        ============      ============


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, and December 31, 2002, our working capital and current ratio was approximately $6.8 million and $1.8 million and 2.63 to 1 and 1.29 to 1, respectively. The substantial increase in our working capital and current ratio at September 30, 2003, compared to December 31, 2002, was primarily due to the net proceeds we received for the public sale on Form SB-2 of our common stock.

Cash flows used by continuing operating activities were $185,000 in the nine months ended September 30, 2003 compared to $737,000 provided by continuing operations in the nine months ended September 30, 2002. The cash flows used by continuing operating activities in the nine months ended September 30, 2003 increased primarily due to the increase in inventory to support the introduction of our new all-in-one imaging cartridges and copier products.

Cash flows used in investing activities were $388,000 in the nine months ended September 30, 2003, compared to $527,000 in the nine months ended September 30, 2002. The decrease in cash used in investing activities in the nine months ended September 30, 2003, was entirely attributable to decreased capital expenditures in connection with our most recent factory expansion.

We have a $1.5 million revolving line of credit and borrowing availability as amended, with our bank with an outstanding balance as of September 30, 2003 of $0, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of September 30, 2003, the interest rate was the one-month Libor rate of 1.12% plus 2.50% (3.62%). This revolving line of credit has a June 30, 2004 expiration date. Under the line of credit, we are permitted to borrow up to 75% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $750,000 and not to exceed 50 percent of the total outstanding). We have granted the bank a security interest in all of our assets as security for the repayment of the line of credit. The bank agreement contains various covenants which we are required to maintain, and as of September 30, 2003, we were in compliance with these covenant requirements. Cash flows provided by financing activities, after the repayment of $2,125,000 of debt and $1,022,000 reduction to the line of credit for the nine months ended September 30, 2003 were $2,473,000, resulting primarily from the $5,900,000 in net proceeds received for the public sale of our common stock to an affiliate. Cash flows provided by financing activities for the same nine month period ended September 30, 2002, were $186,000, derived from $1,000,000 in proceeds from related party borrowings used primarily for the repayment of $957,000 of debt.

On April 18, 2003, Color Imaging established a stock repurchase program under which Color Imaging's common stock, with an aggregate market value up to the lesser of $1 million or 1 million shares, may be acquired in the open market or through private or other transactions. Through September 30, 2003, Color Imaging has repurchased some 30,500 shares our common stock, which have yet to be certificated and cancelled, at a cost of $19,945.

We believe that existing cash balances, cash generated by operating activities, and $1.5 million of funds available under our credit facility will be sufficient to finance our operating and investing activities for at least the next 12 months, which will include expenditures of approximately $200,000 for manufacturing and research and development equipment, approximately $100,000 for a significant upgrade to our accounting and manufacturing computer system, the obligation to purchase approximately $70,000 of our common stock from a stockholder, and the repurchase of our stock under the stock repurchase program of up to the lesser of $1,000,000 or 1,000,000 shares of our common stock. Notwithstanding the foregoing, we have asked our bank to increase our line of credit by $1.5 million to a total commitment of $3.0 million for the purpose of issuing letter(s) of credit up to an aggregate of $1.5 million for the importation of toner products beginning January 1, 2004.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND INFORMATION CONCERNING
FORWARD-LOOKING STATEMENTS

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF CUSTOMERS.

For the nine months ended September 30, 2003, two customers accounted for approximately 46% of our net sales. We do not have contracts with these customers and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of either of these customers, including through an acquisition, other business combination or the loss by them of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers or substantial portions of our business with one or more of our major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

OUR RELIANCE ON SALES TO A FEW MAJOR CUSTOMERS AND GRANTING CREDIT TO THOSE CUSTOMERS PLACES US AT FINANCIAL RISK.

As of September 30, 2003, receivables from two customers comprised 36% of accounts receivable. A concentration of our receivables from a small number of customers places us at risk should these receivables become uncollectable. If any one or more of our major customers is unable to pay us it could adversely affect our results of operations and financial condition. Color Imaging attempts to manage this credit risk by performing credit checks, requiring significant partial payments prior to shipment where appropriate, and actively monitoring collections.

APPROXIMATELY 30% OF OUR BUSINESS DEPENDS ON A SUPPLIER APPROVED BY ONE OF OUR CUSTOMERS.

Some of our products incorporate technologies that are available from a particular supplier that has been approved by one of our customers. Approximately 30% of our sales for the nine months ended September 30, 2003, were derived from products limited to a specific supplier. For the nine months ended September 30, 2003, we purchased 40% of our supplies from that same supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders. Should we be unable to obtain the necessary materials from this supplier, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

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

OUR BUSINESS MIGHT BE ADVERSELY AFFECTED BY OUR DEPENDENCE ON FOREIGN BUSINESS.

We sell a significant amount of product to customers outside of the United States. International sales accounted for 41%, 37%, 24% and 10% of net sales for the nine months ended September 30, 2003, and in the years ended December 31, 2002, 2001 and 2000, respectively. We expect that shipments to international customers will continue to account for a material portion of net sales. During the nine months ended September 30, 2003, our sales were made to customers outside the United States as follows:

     o Europe/Eastern Europe - 21%
     o Mexico - 12%
     o Asia/Southeast Asia - 4%
     o Other - 4%

Most of our products sold internationally, including those sold to our larger international customers, are on open account, giving rise to the added costs of collection in the event of non-payment. Further, should a product shipped overseas be defective, Color Imaging would experience higher costs in connection with a product recall or return and replacement.

Most of our products are priced in U.S. dollars, but because we began selling products in Europe denominated in Euros during 2001, fluctuations in the Euro could also cause our products there to become less affordable or less competitive or we may sell some products at a loss to otherwise maintain profitable business from a customer. We recorded a gain of $123,900 for the nine months ended September 30, 2003. We recorded a gain of $2,900 and a charge of $1,900 during the years ended December 31, 2002 and 2001, respectively, as a result of foreign currency transactions.

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

EXERCISE OF WARRANTS AND OPTIONS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK.

As of October 27, 2003, we had issued and outstanding 12,925,005 shares of common stock and 935,337 outstanding warrants and 970,000 outstanding options to purchase additional shares of common stock, inclusive of 116,668 shares of our common stock and warrants to purchase 233,336 shares of our common stock that have been repurchased pursuant to a repurchase agreement and will be cancelled upon their receipt from escrow. Further, subject to cancellation upon certification, are 30,500 shares that we repurchased in the market pursuant to our stock repurchase program. The existence of the remaining warrants and options may adversely affect the market price of our common stock and the terms under which we obtain additional equity capital.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may", "will," "should" or "anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding our ability to borrow funds from financial institutions or affiliates, to engage in sales of our securities, our intention to repay certain borrowings from cash flow, the ability to expand capacity by placing in service additional manufacturing equipment during 2003, our expected acquisition of business or technologies, our expectation that shipments to international customers will continue to account for a material portion of net sales, anticipated future revenues, our introduction of new products and our increasing our sales from all-in-one imaging, toner and drum cartridges, and digital copier, color and magnetic character recognition toner products during 2003, the prospective effects of having discontinued the Logical Imaging Solutions operations and having opened a sales office and warehouse on the west coast, sales, operations, demand, technology, products, business ventures, major customers, major suppliers, retention of key officers, management or employees, competition, capital expenditures, credit arrangements and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon our business. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements.

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

We estimate that about 95% of our transactions are denominated in U.S. dollars, excepting those sales in Euros to a few customer's in Europe, including our second largest customer's European operations. Accordingly, beginning in 2001, we are subject to foreign currency risk with respect to future costs or cash flows from our sales in Euros. We have adjusted our prices annually with our customer to reflect the change in the exchange rate and do not expect to be subject to material foreign currency risk, accordingly, with respect to those sales. As a result, to date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange. We incurred a net foreign currency transaction gain of $123,907 in the nine months ended September 30, 2003, and we incurred a net foreign currency transaction gain of $2,858 and a loss of $1,877 in the years ended December 31, 2002 and 2001, respectively. Our contract pricing for our products sold in Euros is currently at the rates of 0.96 and 1.00 Euros relative to the U.S. dollar. A 10% change in the value of the Euro relative to the United States dollar would cause approximately an $8,000 foreign currency translation adjustment in an average month, a type of other comprehensive income (loss), which would be a direct adjustment to stockholders' equity.

Our revolving line of credit bears interest based on interest rates tied to the LIBOR rate, which may fluctuate over time based on economic conditions. As a result, we are subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and we are in a borrowing mode. At September 30, 2003, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

Our investment policy requires investments with high credit quality issuers and or over night repurchase agreements with our bank. Investments we make will principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates of five years or less, or the overnight purchase of securities held in our bank's investment portfolio. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. We had approximately $1,419,000 invested in securities, which are available for sale, at September 30, 2003, and we experienced a net asset value loss of $5,695 as the result of the recent interest rate change.

Management believes that a reasonable change in raw material prices could have a material impact on future earnings or cash flows, because we generally are not able to offset increases to our costs with higher prices for our products.

ITEM 4. Controls and Procedures

     a) On October 24, 2003, our Chief Executive Office, President and Chief Financial Officer participated in a meeting during which there was an evaluation of our disclosure controls and procedures as of September 30, 2003. Based on such evaluation, they believe such controls and procedures are effective.

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon the Company's Disclosure Controls evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to give reasonable assurance that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     b) Our Chief Executive Officer, President and Chief Financial Officer are involved in ongoing evaluations of internal controls. On October 24, 2003, in anticipation of the filing of this Form 10-Q, they reviewed our internal controls and have determined, based on such review, that there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls during the quarter ended September 30, 2003.

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

Our intended uses of the $6,075,000 of proceeds received from the public sale of our common stock, and our uses through September 30, 2003, are listed below in descending order of priority:

Purpose:                                                          Amount            Used          Reallocated      Remaining
-------------------                                             ------------     ------------     ------------    ------------
Accounts payable and other corporate
 and offering expenses . . . . . . . . . . . . . .              $ 1,000,000      $  (312,585)     $         0     $  687,415
To retire debt (1) . . . . . . . . . . . . . . . .              $   350,000      $  (324,302)     $   (25,698)    $        0
To retire debt (2) . . . . . . . . . . . . . . . .              $ 1,050,000      $  (956,883)     $   (93,117)    $        0
To retire debt (3) . . . . . . . . . . . . . . . .              $         0      $  (235,000)     $   235,000     $        0
To acquire capital assets. . . . . . . . . . . . .              $ 1,500,000      $  (121,230)     $         0     $1,378,770
To repurchase our stock                                         $         0      $   (19,945)     $ 1,000,000     $  980,055
For other general corporate purposes
 including working capital . . . . . . . . . . . .              $ 2,175,000      $  (945,000)     $(1,116,185)    $  113,815
                                                                ------------     ------------     ------------    ------------
                                                        Total:  $ 6,075,000      $(2,914,945)                     $3,160,055

Pending application:
-------------------
Short-term investments . . . . . . . . . . . . . .                                                                $1,660,055
Pay down of revolving line of credit . . . . . . .                                                                $1,500,000

----------------

(1) On November 30, 2000, we entered into a loan for $500,000 with a 5-year term, secured by specific manufacturing equipment, maturing November 30, 2004, with General Electric Capital Corporation for the purchase of toner manufacturing equipment. The interest rate is 10.214% and the monthly principal and interest payments were $10,676.39.
(2) On June 24, 1999, we entered into a loan for $1,752,000 with a 7-year term, secured by our business assets, maturing June 24, 2006, with SouthTrust Bank for the refinancing of obligations owing the bank for the acquisition of equipment and that due under a previous working capital line of credit. The interest rate is 7.90% per annum and the monthly principal and interest payments were $27,205.00.
(3) On July 24, 1999, as amended, we entered into a borrowing arrangement under a revolving line of credit in the maximum amount of $2.5 million. During March 2003 we temporarily used $1,735,000 of our proceeds from our public offering on Form SB-2 to pay down the line of credit to $0, which at that time had an interest rate of 3.8375%. On June 16, 2003, we renewed and restructured the line of credit with the bank, reducing the maximum availability to $1.5 million and permanently retiring $235,000.

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

On April 18, 2003, the Company established a stock repurchase program under which the Company may purchase on the open market the lesser of the aggregate value of $1,000,000 or 1,000,000 shares in compliance with Rule 10b-18, and we have reallocated proceeds for this program. From July through September 30, 2003, under the repurchase program the Company has repurchased 30,500 shares of our common stock on the open market at an average price of $0.65. Approximately $980,000 remains available for future common stock repurchases.

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

On February 27, 2003, the Company entered into an agreement with a stockholder to repurchase 150,000 shares of common stock and warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $2.00 per share. Under the agreement, the stockholder has a one-time right to cancel the sale of the common stock and warrants not yet paid for by the Company upon written notice to the Company. Upon receipt of such notice, the Company is not obligated to purchase the remaining common stock and warrants. The agreement provides that the Company is to pay $2.00 for each common share and warrant to purchase two common shares of the Company's common stock. The shares and warrants are to be repurchased in approximately equal installments over nine months, beginning in March and ending in November 2003. From March 24, 2003 through September 30, 2003, the Company repurchased 116,668 of the Company's common shares and warrants to purchased 233,336 common shares, paying $233,336. The shares and warrants repurchased by the Company are held in escrow, pending the completion of the repurchase in November 2003, or its earlier cancellation, at which time they will be cancelled.

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

       Exhibit No.  Description
       -----------  -----------

          4.11 First Note Modification Agreement between Sueling Wang and Color Imaging dated August 27, 2002, incorporated by reference to Exhibit 4.52 to the Registration statement on Form SB-2 filed October 2, 2002.
          4.12 Amended and restated $1,500,000 revolving note between Color Imaging and SouthTrust Bank dated June 16, 2003, incorporated by reference to Exhibit 4.12 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.
          4.13 Amended and restated loan and security agreement between Color Imaging and SouthTrust Bank dated June 16, 2003, incorporated by reference to Exhibit 4.13 to the Registrant's Form 10-Q for the quarter ended June 30, 2003
          10.1* Employment Agreement between Color Imaging and Dr. Sueling Wang dated June 28, 2000, incorporated by reference to
                    Exhibit 10.2 to the Registration statement on Form SB-2 filed November 28, 2001.
          10.2* Employment Agreement between the Company and Morris E. Van Asperen dated June 28, 2000, incorporated by reference to
                    Exhibit 10.3 to the Registration statement on Form SB-2 filed November 28, 2001.
          10.3* Employment Agreement amendment between the Company and Morris E. Van Asperen dated July 14, 2003, incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.
          10.4* Deferred Compensation Agreement Amendment between Charles R. Allison and Color Imaging, Inc., December 27, 2002, incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 2002.
          10.5* Amendment to Deferred Compensation Agreement between Color Imaging and Charles R. Allison dated June 27, 2003, incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.
          10.6 Lease Agreement between Color Imaging and Kings Brothers LLC dated April 1, 1999, incorporated by reference to Exhibit
                    10.5 to the Registration statement on Form SB-2 filed November 28, 2001.
          10.7 Amendment No. 1 to Lease Agreement between the Company and Kings Brothers LLC dated April 1, 1999, incorporated by reference to Exhibit 10.6 to the Registration statement on Form SB-2 filed November 28, 2001.
          10.8 Commercial Lease Agreement Amendment between Kings Brothers LLC and Color Imaging, Inc. dated February 5, 2003, incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2002
          10.9 Form of Warrant between Digital Color Print, Inc. and Color Imaging, Inc., incorporated by reference to Exhibit 10.10 to the Registration statement on Form SB-2 filed November 13, 2002.
          10.10 Purchase and Sale and Release Agreement between Michael Edson and Color Imaging, Inc. dated February 27, 2003, incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2002
          10.11 Purchase and Sale and Release Agreement between Stephen Chromik and Color Imaging, Inc. dated February 27, 2003, incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2002
          10.12 Form of Indemnification Agreement, incorporated by reference to the post effective Amendment No. 1 to Form SB-2 filed April 1, 2003.
          10.13* 2003 Stock Incentive Plan, incorporated by reference to Annex 1 to the Registrant's Definitive Proxy Statement on
                    Schedule 14A filed on May 5, 2003
          10.14+ Marketing and License Agreement between General Plastic Industrial Co., Ltd. and Color Imaging, Inc. dated as of June 1, 2003
          31.1+ Chief executive officer's certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
          31.2+ Chief financial officer's certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
          32.1+ Chief executive officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2+ Chief financial officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------
+ Filed herewith.
* Management contract or compensatory plan.
(1) Pursuant to Rule 601(b)(2), the schedules and exhibits to this Agreement shall not be filed. A list of the schedules and exhibits is contained on the last page of the Agreement. The Registrant agrees to furnish supplementally a copy of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

(b)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COLOR IMAGING, INC.



                                       /S/ JUI-KUNG WANG
                                       --------------------------------------
October 24, 2003                       Jui-Kung Wang, PhD
                                       Chief Executive Officer





                                       /S/ MORRIS E. VAN ASPEREN
                                       --------------------------------------
                                       Morris E. Van Asperen
                                       Executive Vice President and
                                       Chief Financial Officer





                                       31

1682559