Form 10-K
period 2003-12-31
COLOR IMAGING INC
filed 2004-02-18
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                 Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required by file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (4,683,211 shares) was approximately $3,090,919 at June 30, 2003 (the last business of day of the most recently completed second fiscal quarter) based on the closing price of our common stock of $0.66.

The number of common shares outstanding as of February 13, 2004 was 12,730,505.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                               TABLE OF CONTENTS


                                     PART I
ITEM 1    BUSINESS.............................................................3
ITEM 2    PROPERTIES..........................................................18
ITEM 3    LEGAL PROCEEDINGS...................................................18
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................18

                                     PART II
ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDERS' MATTERS.............................................19
ITEM 6    SELECTED CONSOLIDATED FINANCIAL DATA................................23
ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................23
ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........32
ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................33
ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................57
ITEM 9A   CONTROLS AND PROCEDURES.............................................57

                                    PART III
ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................57
ITEM 11   EXECUTIVE COMPENSATION..............................................60
ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......63
ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................63
ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES..............................65

                                     PART IV
ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....66

          SIGNATURES..........................................................69
          CERTIFICATIONS......................................................73

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

Color Imaging has continually expanded its product line and manufacturing capabilities. This expansion has led to the creation of more than 130 different black text, color, magnetic character recognition and specialty toner formulations, including aftermarket toners and imaging products for printers and facsimile machines manufactured by Brother(TM), Canon(TM), Delphax(TM), Hewlett Packard(TM), IBM(TM), Lexmark(TM), Sharp(TM), Xerox(TM), Minolta(TM), Mita(TM), Panafax(TM), Pentax(TM), Pitney Bowes(TM), Epson(TM), Fuji-Xerox(TM), Toshiba(TM), Kyocera(TM), Okidata(TM), and Panasonic(TM). Color Imaging also manufactures and/or markets toners for use in Ricoh(TM), Sharp(TM), Xerox(TM), Canon(TM), Lanier(TM) and Toshiba(TM) copiers. Color Imaging also offers product enhancements, including imaging supplies that enable standard laser printers to print magnetic character recognition data. Color Imaging markets branded products directly to OEMs and its aftermarket products worldwide to distributors and re-manufacturers of laser printer toner cartridges and to dealers and distributors of copier products.

Color Imaging's business is derived from a single segment, imaging supplies and related spare parts and consumables, used in copiers, printers and facsimile machines. The percentage of our net sales derived from finished products, both manufactured and purchased from others for resale, for the years ended December 31, 2003, 2002, and 2001 were 72%, 77%, and 75%, respectively, while our sales of bulk toners and parts for the same periods were 28%, 23% and 25%, respectively. While we intend to increase our net sales of bulk toners that we manufacture to more fully utilize our plant capacity, we believe that the net sales of finished products will continue to be the majority of our net sales. Sales to our two largest customers will continue to decline and are expected to be about 10% of 2004 net sales. These two customers both have, in the past, elected to produce themselves some of the products formerly manufactured by us, and since many of the products are older analog copier toners and developers whose sales in the marketplace are declining in general. For the 2003 year, two unrelated distributors/customers of imaging supplies accounted for 19% and 14% of net sales from continuing operations. For the 2002 year, these same two unrelated distributors/customers of imaging supplies accounted for 47% and 20% of net sales from continuing operations. For the 2001 year, three distributors/customers of imaging supplies accounted for 42%, 16% and 12% of net sales from continuing operations. The Company does not have a written or oral contract with any of these customers. All sales are made through purchase orders.

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

RECENT DEVELOPMENTS

The Board of Directors of Color Imaging at a meeting held on February 17, 2004, set May 18, 2004, as the date for the next annual meeting of the stockholders and established a record date for voting thereat of March 26, 2004.

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

We believe the trends in the electronic printing and photocopying industry, and of original equipment manufacturers of these devices, are (1) the introduction of products utilizing digital and color printing technologies as opposed to analog and black text printing, (2) offering business color printing solutions at a cost per page that are increasingly competitive, (3) reduce the selling price of their devices while increasing their printing speed, functionality and networkability, (4) increase the technological barriers through the use of specialized toners (chemical toners incorporating polyesters and proprietary raw materials), patents and microprocessors (machine readable microchips with internet connectivity for supplies management) and (5) endeavor to control the market for consumable supplies through the use of OEMs' technologies as barriers to market entry for re-manufacturers of these products or manufacturers of like, new, aftermarket products. Over time, we believe that digital printers and photocopy machines that print at speeds of up to 100 pages per minute will merge into one device, delivering multifunctional capability and color printing, that are net-workable at both lower prices and operating costs to the end user. Consumables for these devices will become increasingly difficult to remanufacture, thereby reducing the market share of re-manufacturers and increasing the opportunity of increased market share for newly manufactured finished product from aftermarket suppliers, such as Color Imaging. In our experience, new aftermarket consumable products are typically 25% cheaper than OEM's consumables with like functionality - a savings to the consumer. Seeing that the aftermarket has increasingly gained acceptance as product quality has steadily improved, we believe that Color Imaging is positioning itself to take advantage of these trends.

Color Imaging's solution is, through its own technological capability and that of strategic suppliers, to develop and introduce compatible, newly manufactured, aftermarket products, ahead of other aftermarket competitors, at a price significantly below that of the OEM and make these products increasingly available through distribution channels closer to the end-user.

GROWTH STRATEGY

Our strategy for growing revenue and operating profit is to expand, including through strategic acquisition(s), our printer and copier products business. The key elements of our strategy are (1) increasing vertical integration by supplying complete toner and cartridge devices, (2) capitalizing on our research and development expertise of producing specialty, color and digital copier and or multifunctional device toners, (3) exploiting the efficiencies associated with the investment made in manufacturing facilities, (4) expanding our sources for products from strategic suppliers that we can add value to or resell that complement our product lines, (5) expanding into new geographic markets, and broadening our sales channels.

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

Color Imaging will continue to emphasize its high margin specialty toner capability, primarily color and magnetic character recognition toners, while providing lower margin black text toners in commodity bulk to a number of large customers. The bulk quantity of black text toners is currently being offered to maximize the efficiencies of Color Imaging's manufacturing plant. The availability of this complete research and development and manufacturing facility allows for the continued expansion of specialty toner products.

During 2004, Color Imaging expects to increase its sales of higher margin digital, color and magnetic character recognition toners and substantially increase the sales of new all-in-one, toner and drum cartridges for certain popular personal copiers and laser printers. The introduction of new products in 2003 and 2004 and the expansion of our sales channels is expected to help Color Imaging increase revenues in 2004, offsetting the further loss of revenues from our two largest customers. While the all-in-one cartridges will be at margins lower than those realized on products utilizing our digital, color and magnetic character recognition toners, we expect these products to contribute to improved gross and net profitability during 2004.

DISCONTINUED OPERATIONS

Four of our directors, Messrs. Brennan, St. Amour, Langsam and Hollander had expressed concern over the potential restructure or reorganization of our subsidiary, Logical Imaging Solutions, and the lack of the planned use of any proceeds from our then pending offering on Form SB-2 for the further development of its technology, as they were of the opinion that Logical Imaging Solutions' business prospects demanded a greater investment. After informal discussion with Dr. Sueling Wang and Mr. Van Asperen beginning in July 2002, they submitted an informal proposal whereby a new company, Digital Color Print, Inc., to be initially owned by Messrs. Brennan, St. Amour, Langsam and Hollander, would acquire the capital stock of Logical Imaging Solutions in exchange for shares of our common stock and warrants to purchase shares of the common stock of Logical Imaging Solutions and/or Digital Color Print approximating up to 15% of its then outstanding shares.

On September 11, 2002, an agreement was reached and was later amended on September 20, 2002, to provide a minimum of $100,000 of cash to be on hand for Logical Imaging Solutions, and the number of shares to be received by Color Imaging was increased from 1.6 million to 1.7 million. In addition, Mr. Brennan agreed that his employment agreement would be immediately terminated upon the transaction's closing and severance of $6,057.69 per two-week period, plus reimbursement of health and life premium costs, formerly payable through June 10, 2003 would terminate as of March 10, 2003.

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

Following  the  closing  of the  transaction,  Digital  Color  Print  offered to exchange shares of its common stock for shares of common stock held by our stockholders who were, per a press release of Digital Color Print, holders of record as of October 1, 2002. We were not and did not sponsor, encourage, or bear any responsibility for the offering by Digital Color Print. Conditions of the share exchange agreement included that Digital Color Print shall be solely responsible for such offering, including compliance with all applicable laws, and it shall not accept the tender of more than an aggregate of 2,600,000 shares, inclusive of the 1,700,000 of our common shares that Digital Color Print exchanged for all of the common stock of Logical Imaging Solutions. If Digital Color Print completes its intended tender offer for a total of 2.6 million shares of our issued and outstanding common stock, inclusive of the 1.7 million exchanged for all of the common stock of Logical Imaging solutions, it will have up to 900,000 shares of our publicly traded shares which it could sell in the market to fund its operations. Digital Color Print has regularly sold our common shares it received in exchange for its shares in the market throughout 2003. Further, the agreement provides that neither Logical Imaging Solutions nor Digital Color Print shall take any action in connection with their offering that could have the effect of reducing the number of our stockholders below 325. For additional information regarding this matter, please refer to our annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 11, 2003.

PRODUCTS

Our aftermarket product net revenues for each of our fiscal years ended December 31, 2003, 2002, and 2001, by category, from continuing operations are:

        Category                  2003              2002                 2001           Primary Product Function
---------------------         -------------      ------------        ------------    --------------------------------

Cartridges & Bottles
   Photocopiers                $11,925,273       $16,580,635         $18,579,212     Black text and color toners for
                                                                                     digital and analog photocopiers

Printers & Facsimiles            3,308,612         3,533,074           3,934,059     Black text, color, specialty and
                                                                                     magnetic character recognition
                                                                                     toners for laser and thermal
                                                                                     printing devices

Bulk Toner & Parts               5,823,716         7,886,600           7,456,497     Filling new or remanufactured OEM
                                                                                     printer or copier cartridges or
                                                                                     bottles and new replacement parts
                              -------------     -------------       -------------    for printers and photocopiers

                               $21,057,601       $28,000,309         $29,969,768
                              =============     =============       =============


RESEARCH AND DEVELOPMENT

Our research and development activities for the past several years have focused on black text, specialty, color and magnetic character toner formulations, and more recently polyester-based toners for full-color digital printing and photocopying. Color Imaging is committed to increasing revenues through new product introductions which requires research and development expenditures, innovative designs, significant development and testing activities and functional solutions.

For the twelve months ended December 31, 2003, our research and development expenditures increased approximately $229,000, or 24%, to $1,175,000 from approximately $947,000 for the twelve months ended December 31, 2002. For the twelve months ended December 31, 2002, our research and development expenditures increased approximately $156,000, or 20%, from approximately $791,000 for the twelve months ended December 31, 2001. Our research and development expenditures for the twelve months ended December 31, 2001, increased approximately $240,000, or 44%, to $791,000 in 2001 from $551,000 in 2000.

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

MARKETING AND DISTRIBUTION

We market and distribute our products worldwide through both our direct sales force and manufacturer's representatives. Color Imaging's products are marketed primarily to distributors, OEMs and re-manufacturers. However, during 2004 we expect to significantly increase our sales to retailers, catalog, internet resellers and dealers.

In the twelve months ended December 31, 2003, 2002, and 2001, net revenues primarily generated from the sale of finished consumable products for electronic printers and photocopying machines, comprised approximately 72%, 72%, and 75% of net sales, respectively. For the twelve months ended December 31, 2003, 2002, and 2001, our two largest imaging products customers accounted for 29% and 14%, 47% and 20%, and 42% and 16% of net sales, respectively. During the twelve months ended 2003 and 2002, there were no sales to our third largest customer of 2001 who accounted for 12% of 2001 net sales and was our largest customer accounting for 57% of 2000 net sales, since these sales were made directly to our largest customer during 2003 and 2002. Though our sales are on purchase orders, these customers typically issue purchase orders three months in advance of the product delivery date and provide us with an additional two-month rolling forecast.

We believe that our operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of our assets are domestic. Our sales to unaffiliated customers by geographic region are as follows:

                             2003                     2002                    2001
                         ---------------------   --------------------   ---------------------
United States            $ 12,507,490      59%    $ 17,728,982    63%    $ 22,600,553     75%
Europe/East Europe          4,416,152      21%       5,638,161    20%       5,255,415     18%
Mexico                      2,502,831      12%       2,477,862     9%         834,341      3%
Asia/Southeast Asia           814,387       4%       1,253,862     5%         647,146      2%
Other                         816,741       4%         901,442     3%         632,313      2%
                         ------------   ------    ------------  -----    ------------   ------
Total                    $ 21,057,601     100%    $ 28,000,309    100%   $ 29,969,768     100%
                         ============   ======    ============  ======   ============   ======

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

MATERIALS AND SUPPLIERS

We procure a wide variety of components for use in our manufacturing processes, including raw materials, such as chemicals and resins, electro-mechanical components and assemblies. Although many of these components are standard off-the-shelf parts that are available from multiple sources, we often utilize preferred supplier relationships to ensure more consistent quality, cost and delivery. Often Color Imaging's toner formulations are dependent on one or more materials produced by only one vendor, since the formula was developed based on that material's unique characteristics. Alternative materials exist, but the differences in performance characteristics could require Color Imaging to modify the original formula and/or its manufacturing processes to obtain a marketable product based on the new material. Further, some chemicals are only available from one supplier. Should these chemicals not be available from any one of these suppliers, there can be no assurance that production of certain of our products would not be disrupted. Some of our products incorporate technologies that are available from a particular supplier that has been approved by one of our customers. Approximately 34% of our sales for the year ended December 31, 2003 were derived from products limited to a specific supplier. For the year ended December 31, 2003, we purchased 43% of our materials and supplies from that same supplier. We do not have a long-term agreement with this supplier, and the supplier may raise its prices at any time. In the event that these materials and supplies, as well as those other raw materials that are sourced from a single supplier, are not available to us, our production could be disrupted. Such a disruption could materially harm our business.

BACKLOG

Our backlog decreased approximately $718,000 or 23% to $2.5 million as of December 31, 2003, from $3.2 million at the same date of the previous year. The decrease in the backlog was primarily due to decreased orders from our two largest customers. While the backlog for our copier product decreased 30% as of December 31, 2003 from the same period in 2002, our backlog for printer products increased 22%. Since our two largest customers purchase copier products from us and generally give us most of our orders for future delivery, and the sale of copier products to them will continue to decline, our backlog for copier products is expected to further decline in 2004. The orders included in our backlog are generally credit approved customer purchase orders usually scheduled to ship in the next twelve months. Color Imaging schedules production of its products based on order backlog, customer commitments and forecasts and demand. However, customers may delay delivery of products or cancel orders suddenly and without sufficient notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellations of orders, and the fact that not all of our customers give us orders for future delivery, Color Imaging's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular reporting period could have a material adverse effect on our business and results of operations. In addition, a backlog does not provide any assurance that Color Imaging will realize a profit from those orders or indicate in which period revenue will be recognized. See the disclosures in Item 7 of this report for a breakdown of our backlog and net sales by product category.

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

EMPLOYEES

As of December 31, 2003, we had ninety-one (91) employees. As of December 31, 2002, we had seventy-seven (77) employees, including one (1) part-time employee, while at December 31, 2001, we had ninety-two (92) employees, including one (1) part-time employee. As of December 31, 2003, of Color Imaging's 91 employees, 18 were engaged in research and development activities and 34 in manufacturing and operations related positions, with the remainder in sales, marketing or administrative positions. Of Color Imaging's employees, five (5) hold PhD degrees and nine (9) hold masters degrees. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with employees to be good.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF CUSTOMERS.

For the year ended December 31, 2003, two customers accounted for approximately 43% of our net sales. We do not have contracts with these customers and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of either of these customers, including through an acquisition, other business combination or the loss by them of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers or substantial portions of our business with one or more of our major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

OUR RELIANCE ON SALES TO A FEW MAJOR CUSTOMERS AND GRANTING CREDIT TO THOSE CUSTOMERS PLACES US AT FINANCIAL RISK.

As of December 31, 2003, receivables from two customers comprised 24% of accounts receivable. A concentration of our receivables from a small number of customers places us at risk should these receivables become uncollectible. If any one or more of our major customers is unable to pay us it could adversely affect our results of operations and financial condition. Color Imaging attempts to manage this credit risk by performing credit checks, requiring significant partial payments prior to shipment where appropriate, and actively monitoring collections.

APPROXIMATELY 34% OF OUR BUSINESS DEPENDS ON A FOREIGN SUPPLIER APPROVED BY ONE OF OUR CUSTOMERS.

Some of our products incorporate technologies that are available from a particular foreign supplier that has been approved by one of our customers. Approximately 34% of our sales for the year ended December 31, 2003 were derived from products limited to a specific foreign supplier. For the year ended December 31, 2003, we purchased 43% of our supplies from that same foreign supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders. Should we be unable to obtain the necessary materials from this foreign supplier, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

IF OUR CRITICAL SUPPLIERS FAIL TO DELIVER SUFFICIENT QUANTITIES OF MATERIALS OR PRODUCTS IN A TIMELY AND COST-EFFECTIVE MANNER IT COULD NEGATIVELY AFFECT OUR BUSINESS.

We use a wide range of materials in the manufacture of our products, and we use numerous suppliers to supply materials and certain finished products. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers' orders, we do not maintain an extensive inventory of materials for manufacturing or resale. Key suppliers include providers of special resins, toners and toner related products, including those from our largest supplier who is also foreign, and our injection molder affiliate that provides plastic bottles, cartridges and related components designed to avoid the intellectual property rights of others.

Although we make reasonable efforts to ensure that raw materials, toners and certain finished products are available from multiple suppliers, this is not always possible; accordingly, some of these materials are being procured from a single supplier or a limited group of suppliers. Many of these suppliers are outside the United States, including our largest supplier, resulting in longer lead-times for many important materials, which could cause delays in meeting shipments to our customers. We have sought, and will continue to seek, to minimize the risk of production interruptions and shortages of key materials and products by:

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

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO UTILIZE AVAILABLE MANUFACTURING CAPACITY.

From 1999 through 2000, we expanded our manufacturing capacity by acquiring new manufacturing equipment and moving to a larger location. Thereafter we further expanded our capacity by placing in service additional manufacturing equipment during 2002 and 2003. To fully utilize these new additions to the factory, new formulations for toner have to be developed specifically for manufacture on this new equipment or orders for larger quantities of existing toners must be obtained. While we have been successful in developing formulas for new equipment in the past and increasing sales of many of our existing toner products, our continued success will be dependent on our ability to develop additional formulations or increase our sales from existing formulations and manufacture the toners with the new equipment to achieve a reduction in production costs. We cannot assure you that we will be successful in developing all of the formulations needed in the future or that we will be able to manufacture toner at a lower production cost on a regular basis or that such products will achieve market acceptance. If we are not successful in increasing the sales of our manufactured products, or if our existing sales from manufactured products declines, our business will be materially and adversely affected.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO SUCCESSFULLY DEVELOP, OR USE OR HAVE ACCESS TO THIRD PARTIES', INTELLECTUAL PROPERTY OR PRODUCTS THAT WE CAN COMMERCIALIZE AND THAT ACHIEVE MARKET ACCEPTANCE.

Our success depends in part on our ability to develop proprietary toner formulas and manufacturing processes, maintain trade secret protection and operate without infringing the proprietary rights of others. Future claims of intellectual property infringement could prevent us from obtaining products incorporating the technology of others and could otherwise adversely affect our operating results, cash flows, financial position or business, as could expenses incurred enforcing intellectual property rights against others or defending against claims that our products or those acquired from others infringe the intellectual property rights of another.

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

The challenges we face in implementing our business model include establishing market acceptance of existing products and successfully developing or acquiring new products for resale that achieve market acceptance. We must successfully commercialize the products that are currently being developed, such as our color and magnetic character recognition toner for printers and black text and color toners for new digital copiers and continue to acquire from third parties parts, materials and finished product that can be integrated into finished products or sold as our products. While we have successfully developed toners in the past and are in the late stages of developing and testing several new toners, we have not commercialized many of the toners that are under development. While we have in the past acquired from third parties materials and products that we have been successful in selling, there can be no assurance that parts, materials or products for new products will be available or will achieve market acceptance. If we fail to successfully commercialize products we develop or acquire for resale from third parties, or if these products fail to achieve market acceptance, our financial condition and results of operation would be seriously harmed.

OUR BUSINESS MIGHT BE ADVERSELY AFFECTED BY OUR DEPENDENCE ON FOREIGN BUSINESS.

We sell a significant amount of product to customers outside of the United States. International sales accounted for 41%, 37%, and 25% of net sales in the years ended December 31, 2003, 2002, and 2001, respectively. We expect that shipments to international customers will continue to account for a material portion of net sales. During the year ended December 31, 2003, our sales were made to customers outside the United States as follows:

     o    Europe (including Eastern Europe) - 21%
     o    Mexico - 12%
     o    Asia/Southeast Asia - 4%
     o    Other - 4%

Most of our products sold internationally, including those sold to our larger international customers, are on open account, giving rise to the added costs of collection in the event of non-payment. On foreign customer accounts other than those we feel are credit worthy and justify open credit terms with us, we mitigate the risk of non-payment and collection of foreign accounts receivable by obtaining foreign credit insurance on those customers who qualify. Further, should a product shipped overseas be defective, Color Imaging would experience higher costs in connection with a product recall or return and replacement.

Most of our products are priced in U.S. dollars, but because we began selling products in Europe denominated in Euros during 2001, fluctuations in the Euro could also cause our products there to become less affordable or less competitive or we may sell some products at a loss to otherwise maintain profitable business from a customer. We recorded a gain of $149,110 and $2,858 and a charge of $1,877 during the years ended December 31, 2003, 2002 and 2001, respectively, as a result of foreign currency transactions.

While our business has not been materially affected in the past by foreign business or currency fluctuations, because of our increasing dependence on international revenues, our operating results could be negatively affected by a continued or additional decline in the economies of any of the countries or regions in which we do business. Periodic local or international economic downturns, trade balance issues, changes to duties, tariffs or environmental regulations, political instability and fluctuations in interest and currency exchange rates could negatively affect our business and results of operations.

We cannot assure you that these factors will not have a material adverse effect on our international sales and would, as a result, adversely impact our results of operation and financial condition.

OUR RESULTS OF OPERATIONS MAY BE MATERIALLY HARMED IF WE ARE UNABLE TO RECOUP OUR INVESTMENT IN RESEARCH AND DEVELOPMENT.

The rapid change in technology in our industry requires that we continue to make investments in research and development in order to not only develop technologies that function like the OEMs' and do not infringe on the OEMs' intellectual property rights, but we must also enhance the performance and functionality of our products and to keep pace with competitive products and satisfy customer demands for improved performance, features, functionality and costs. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development. Research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. In addition, we cannot ensure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business could be seriously harmed if we are unable to sell our products at favorable prices or if the market in which we operate does not accept our products.

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

ACTS OF DOMESTIC TERRORISM AND WAR HAVE IMPACTED GENERAL ECONOMIC CONDITIONS AND MAY IMPACT THE INDUSTRY AND OUR ABILITY TO OPERATE PROFITABLY

On September 11, 2001, acts of terrorism occurred in New York City and Washington, D.C. During 2001 and 2003, the United States launched military attacks on Afghanistan and Iraq. As a result of those terrorist acts and acts of war, there has been a disruption in general economic activity. The demand for printing products and services may decline as layoffs in the transportation and other industries affect the economy as a whole. There may be other consequences resulting from those acts of terrorism and war, and any others which may occur in the future, including civil disturbance, war, riot, epidemics, public demonstration, explosion, freight embargoes, governmental action, governmental delay, restraint or inaction, quarantine restrictions, unavailability of capital, equipment, personnel, which we may not be able to anticipate. These terrorist acts and acts of war may continue to cause a slowing of the economy, and in turn, reduce the demand of printing products and services, which would harm our ability to make a profit. In addition, they could disrupt our ability to obtain raw materials at reasonable prices, this in turn could adversely affect our sales and profit margins. We are unable to predict the long-term impact, if any, of these incidents or of any acts of war or terrorism in the United States or worldwide on the U.S. economy, on us or on the price of our common stock.

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

DUE TO INHERENT LIMITATIONS, THERE CAN BE NO ASSURANCE THAT OUR SYSTEM OF DISCLOSURE AND INTERNAL CONTROLS AND PROCEDURES WILL BE SUCCESSFUL IN PREVENTING ALL ERRORS OR FRAUD, OR IN MAKING ALL MATERIAL INFORMATION KNOWN IN A TIMELY MANNER TO THE APPROPRIATE MANAGEMENT.

Though we have concluded with reasonable assurance that our books, records and accounts are kept in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, receipts and expenditures and access to assets is permitted in accordance with authorizations of management and directors of the Company, we do not have internal auditors and we depend on a small staff with which it is sometimes difficult to segregate certain duties or to document our practices in policies and procedures. Further, notwithstanding management's conclusions, the effectiveness of a system of disclosure and internal controls and procedures is subject to certain inherent limitations, including cost and staffing limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure or internal controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate management.

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

OUR PRODUCTS HAVE SHORT LIFE CYCLES AND ARE SUBJECT TO FREQUENT PRICE
REDUCTIONS.

Rapidly evolving and increasingly difficult technologies, frequent new product introductions and significant price competition characterize the markets in which we operate. Consequently, our products have short life cycles, and we must frequently reduce prices in response to product competition. Our financial condition and results of operations could be adversely affected if we are unable to manufacture new and competitive products in a timely manner. Our success depends on our ability to develop and manufacture technologically advanced products, price them competitively, and achieve cost reductions for existing products. Technological advances require sustained research and development efforts, which may be costly and could cause our operating expenses to increase substantially.

OUR FINANCIAL PERFORMANCE DEPENDS ON OUR ABILITY TO SUCCESSFULLY MANAGE INVENTORY LEVELS, WHICH IS AFFECTED BY FACTORS BEYOND OUR CONTROL.

Our financial performance depends in part on our ability to manage inventory levels to support the needs of new and existing customers. Our ability to maintain appropriate inventory levels often depends on factors beyond our control, including unforeseen increases or decreases in demand for our products and production and supply difficulties. Demand for our products can be affected by product introductions or price changes by competitors or by us, the life cycle of our products, or delays in the development or manufacturing of our products. Our operating results and ability to increase the market share of our products may be adversely affected if we are unable to address inventory issues on a timely basis.

RISKS RELATING TO OWNING OUR COMMON STOCK:

OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN APPROXIMATELY 28% OF THE OUTSTANDING SHARES OF COMMON STOCK, AND AN AFFILIATE OWNS 35% OF OUR COMMON STOCK, ALLOWING THESE STOCKHOLDERS TO CONTROL MATTERS REQUIRING APPROVAL OF THE STOCKHOLDERS.

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

EXERCISE OF WARRANTS AND OPTIONS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK.

As of February 13, 2004, we had issued and outstanding 12,730,505 shares of common stock and 100,000 outstanding warrants and 970,000 outstanding options to purchase additional shares of common stock. The existence of the remaining warrants and options may adversely affect the market price of our common stock and the terms under which we obtain additional equity capital.

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

Our certificate of incorporation makes it possible for our board of directors to issue preferred stock with voting or other rights that could impede the success of any attempt to change control of us. Our certificate of incorporation and bylaws eliminate cumulative voting, which may make it more difficult for a minority stockholder to gain a seat on our board of directors and to influence board of directors' decision regarding a takeover. Delaware Law prohibits a publicly held Delaware corporation from engaging in certain business combinations with certain persons, who acquire our securities with the intent of engaging in a business combination, unless the proposed transaction is approved in a prescribed manner. This provision has the effect of discouraging transactions not approved by our board of directors as required by the statute which may discourage third parties from attempting to acquire us or to acquire control of us even if the attempt would result in a premium over market price for the shares of common stock held by our stockholders.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may", "will," "should" or "anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding our ability to borrow funds from financial institutions or affiliates, to engage in sales of our securities, our intention to repay certain borrowings from future sales of our securities or cash flow, the ability to expand capacity by placing in service additional manufacturing equipment and making use of that capacity, our expected acquisition of business or technologies, our plans for broadening our sales channels and the outlets for our products, our expectation that shipments to international customers will continue to account for a material portion of net sales, anticipated future revenues, our introduction of new products and our increasing our sales from all in one cartridges, digital copier, color and magnetic character recognition toner products during 2004, sales, our expectations for operations, demand, technology, products, business ventures, major customers, major suppliers, retention of key officers, management or employees, competition, capital expenditures, credit arrangements and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon our business. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements.

ITEM 2. PROPERTIES

We currently lease a facility of approximately 180,000 square feet in Norcross, Georgia from an affiliated party. This facility serves as our executive headquarters and houses our toner manufacturing facilities, as well as our research and development and sales and marketing departments. On February 5, 2003, we amended the lease to extend the term from March 31, 2009 to March 31, 2013 for this facility and it includes three options at our election to extend the term for five years each. On September 30, 2002, we divested Logical Imaging Solutions and no longer have the facility in Santa Ana, California. Management considers its facility to be sufficient for its operations for the foreseeable future. On August 15, 2003, we entered into a one-year lease for a 2,450 square foot facility in Buena Park, CA to serve as a west coast sales office and local warehouse.

ITEM 3. LEGAL PROCEEDINGS

Color Imaging is not a party to nor is any of its property subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

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

                                 2002                        2003
                        -----------------------     ----------------------
                            HIGH         LOW         HIGH            LOW
                        ----------   ----------     ---------    ---------

First Quarter.......    $  3.3500    $   2.1000     $ 1.5800     $  0.4500

Second Quarter......       2.5600        1.2500       0.8200        0.4000

Third Quarter.......       2.3500        1.0100       0.7000        0.5100

Fourth Quarter......       1.6000        0.8000       0.7800        0.5400

The above quotations represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

HOLDERS

As of February 2, 2004, there were 323 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of the year ended December 31, 2003, the following securities were authorized for issuance under our equity compensation plans:

     ---------------------------------------  ------------------------  --------------------  --------------------------
                                                                                              Number of securities
                                                                                              remaining available
                                                                                              for future issuance
                                                                                              under equity
                                              Number of securities to   Weighted-average      compensation plans
                                              be issued upon exercise   exercise price of     (excluding securities
     Plan Category                            of outstanding options    outstanding options   reflected in column)
     ---------------------------------------  ------------------------  --------------------  --------------------------
     Equity  compensation  plans approved by          970,000                  $ 2.00                530,000
     security holders
     ---------------------------------------  ------------------------  --------------------  --------------------------
     Equity  compensation plans not approved            None                    N/A                    N/A
     by security holders
     ---------------------------------------  ------------------------  --------------------  --------------------------
     Total                                            970,000                  $ 2.00                530,000
     ---------------------------------------  ------------------------  --------------------  --------------------------

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

The board of directors granted options to acquire 100,000 shares of our common stock to an officer at an exercise price of $0.77 per share during the year ended December 31, 2003. 25% vested immediately and the remainder will vest over 3 years. The options expire 5 years from their respective date of vesting. The board of directors also granted to two new directors during the year ended December 31, 2003, options to purchase 25,000 shares each at an exercise price of $0.45 for a total of 50,000 options, effective upon his or her election or appointment to the board of directors. The director options vest over 5 years, beginning with the first anniversary date of his or her appointment to the board, and expire 3 years from their respective date of vesting.

As a result of employment terminations, resignations or retirements, as of December 31, 2003, options to purchase 390,000 shares of common stock by management or our employees have lapsed, and options to purchase 100,000 shares of our common stock granted to directors have lapsed.

CHANGES IN SECURITIES

On January 23, 2003, the Company's registration statement on Form SB-2, registering up to 7 million shares of the Company's common stock, was declared effective (Registration Statement No. 333-76090), and the offering was commenced by the Company's officers and directors. On March 13, 2003, the Company completed the public sale of 4,500,000 shares of the Company's common stock at a price of $1.35 per share, whereby the Company received $6,075,000 in gross proceeds from an affiliate, and the Company terminated the offering before the sale of all 7 million of registered shares. From the effective date of the Company's registration statement through March 31, 2003, the Company incurred total expenses for professional fees and printing of $30,129 in connection with the issuance and distribution of the Company's common stock. The net proceeds received by the Company, after expenses of $144,287, was $5,900,584. None of the aforementioned expenses were direct or indirect payments to directors, officers, their associates or persons owning ten (10) percent or more of the common stock of the Company.

On April 18, 2003, the Company established a stock repurchase program under which the Company may purchase on the open market the lesser of the aggregate value of $1,000,000 or 1,000,000 shares in compliance with Rule 10b-18, and we have reallocated proceeds for this program.

Our intended uses, as reallocated, of the $6,075,000 of proceeds received from the public sale of our common stock, and our uses through December 31, 2003, are listed below in descending order of priority:

Purpose:                                                 Amount            Used        Reallocated       Remaining
------------------------------------------             ------------    ------------    ------------     ------------
Accounts payable and other corporate
 and offering expenses . . . . . . . . . .             $ 1,000,000      $ (115,042)    $         0      $   884,958
To retire debt (1) . . . . . . . . . . . .             $   350,000      $ (324,301)    $   (25,698)     $         0
To retire debt (2) . . . . . . . . . . . .             $ 1,050,000      $ (956,883)    $   (93,117)     $         0
To retire debt (3) . . . . . . . . . . . .             $         0      $ (235,000)    $   235,000      $         0
To acquire capital assets. . . . . . . . .             $ 1,500,000      $ (318,774)    $         0      $ 1,181,226
To repurchase our stock (4)                            $         0      $  (28,835)    $ 1,000,000      $   971,165
For other general corporate purposes
 including working capital . . . . . . . .             $ 2,175,000      $ (945,000)    $(1,116,185)     $   113,815
                                                       ------------    ------------                     ------------
                                               Total:  $ 6,075,000      $(2,923,835)                    $ 3,151,165

Pending application:
-------------------
Short-term investments . . . . . . . . . .                                                              $ 1,651,165
Pay down of revolving line of credit . . .                                                              $ 1,500,000
----------------

(1) On November 30, 2000, we entered into a loan for $500,000 with a 5-year term, secured by specific manufacturing equipment, maturing November 30, 2004, with General Electric Capital Corporation for the purchase of toner manufacturing equipment. The interest rate is 10.214% and the monthly principal and interest payments were $10,676.39.
(2) On June 24, 1999, we entered into a loan for $1,752,000 with a 7-year term, secured by our business assets, maturing June 24, 2006, with SouthTrust Bank for the refinancing of obligations owing the bank for the acquisition of equipment and that due under a previous working capital line of credit. The interest rate is 7.90% per annum and the monthly principal and interest payments were $27,205.00.
(3) On July 24, 1999, as amended, we entered into a borrowing arrangement under a revolving line of credit in the maximum amount of $2.5 million. During March 2003 we temporarily used $1,735,000 of our proceeds from our public offering on Form SB-2 to pay down the line of credit to $0, which at that time had an interest rate of 3.8375%. On June 16, 2003, we renewed and restructured the line of credit with the bank, reducing the maximum availability to $1.5 million and permanently retiring $235,000.
(4) From July through December 31, 2003, under the repurchase program the Company has repurchased 44,500 shares of our common stock on the open market at an average price of $0.65. Approximately $971,000 remains available for future common stock repurchases.

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

No direct or indirect payments to directors, officers, their associates or persons owing ten (10) percent or more of the Company's common stock were made with proceeds from the Company's offering on Form SB-2

ISSUER PRIVATE PURCHASES OF EQUITY SECURITIES

With the approval of the board of directors of the Company, on March 4, 2003, the Company completed the repurchase from a stockholder of 12,939 shares of the Company's common stock together with warrants to purchase 25,878 shares of the Company's common stock at an exercise price of $2.00 per share for $25,878. The shares and warrants were originally sold in the Company's private placement that was completed in December 2001. The shares and warrants repurchased by the Company were retired and cancelled as of December 31, 2003.

With the approval of the board of directors of the Company, on February 27, 2003, the Company entered into an agreement with a stockholder to repurchase 150,000 shares of common stock and warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $2.00 per share. Under the agreement, the stockholder has a one-time right to cancel the sale of the common stock and warrants not yet paid for by the Company upon written notice to the Company. Upon receipt of such notice, the Company is not obligated to purchase the remaining common stock and warrants. The agreement provides that the Company is to pay $2.00 for each common share and warrant to purchase two common shares of the Company's common stock. The shares and warrants are to be repurchased in approximately equal installments over nine months, beginning in March and ending in November 2003. From March 24, 2003 through December 31, 2003, the Company repurchased 150,000 of the Company's common shares and warrants to purchased 300,000 common shares, paying $300,000. The shares and warrants repurchased by the Company were retired and cancelled as of December 31, 2003.

ISSUER MARKET PURCHASES OF EQUITY SECURITIES

On April 18, 2003, the Company established a stock repurchase program under which the Company may purchase on the open market the lesser of the aggregate value of $1,000,000 or 1,000,000 shares in compliance with Rule 10b-18 until September 30, 2004, and we have reallocated proceeds for this program. From July through December 31, 2003, under the repurchase program the Company has repurchased 44,500 shares of our common stock on the open market at an average price of $0.65. Approximately $971,000 remains available for future common stock repurchases.

         --------------------------------------------------------------------------------------------------
                                   ISSUER (MARKET) PURCHASE OF EQUITY SECURITIES
         --------------------------------------------------------------------------------------------------
                                                                                    Maximum Number
                                                               Total Number of      (or Approximate
                                                               Shares Purchased     Dollar Value) of
                               Total Number     Average Price  as Part of Publicly  Shares that May Be
                2003             of Shares        Paid per     Publicly  Announced  Purchased Under the
           Calendar Month        Purchased       Share ($)     Plans or Programs    Plans or Programs
         -------------------- ---------------- --------------- -------------------- -----------------------
         July                          13,000       0.72                    13,000
         August                         3,500       0.58                     3,500
         September                     14,000       0.61                    14,000
         October                        7,000       0.57                     7,000
         November                       7,000       0.70                     7,000
                              ---------------- --------------- -------------------- -----------------------
         Total                         44,500       0.65                    44,500           1,000,000
                              ---------------- --------------- -------------------- -----------------------

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

                                                                          Fiscal Year
(Dollars in thousands, except per share data)          2003       2002        2001       2000       1999
                                                     --------   --------   ---------   ---------  ---------
Income Statement Data:
  Total revenue                                     $ 21,058   $ 28,000    $ 29,970    $ 11,385    $    --
  Operating income (loss)                                667        988         732        (292)        --
  Net income (loss) from continuing operations           433        430         254        (386)        --
  Net loss from discontinued operations                   --       (261)       (204)       (272)      (384)
  Net income (loss)                                      433        169          50        (658)      (384)

Diluted net income (loss) per share from
  continuing operations                                  .04        .04         .03        (.05)        --

Balance Sheet Data:
  Cash and short-term investments                   $  2,214   $    129    $    394    $    338    $   950
  Net assets of discontinued operations                    0          0       2,264       1,547        570
  Total assets                                        17,895     16,114      19,817      19,295      1,520
  Working capital                                      6,456      1,797       4,352       1,891      1,520
  Long-term obligations                                3,149      4,683       4,798       5,446         --
  Retained earnings (accumulated deficit)             (1,616)    (2,049)     (2,218)     (2,268)    (1,610)
  Total stockholders' equity                          11,220      5,241       7,608       5,036      1,520



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

On June 28, 2000, Color Imaging, formerly known as Advatex Associates, Inc. merged with Logical Imaging Solutions, Inc. and Color Image, Inc. and Logical Imaging Solutions and Color Image became wholly-owned subsidiaries of Advatex. The financial information contained in this report is in conformity with the purchase method of accounting. The assets, liabilities and operating results of Color Image are only included in the consolidated financial statements of Color Imaging from the date of acquisition, June 28, 2000, or for only the last six months of the year ended December 31, 2000 and for the full years ended December 31 thereafter, and discontinued operations are those of Logical Imaging Solutions for all periods. On December 31, 2000, Color Image was merged with and into Color Imaging. On September 30, 2002, we divested Logical Imaging Solutions in exchange for 1.7 million shares of our common stock and warrants to purchase up to 15% of the common stock of Digital Color Print or Logical Imaging Solutions. As the result of our disposing of Logical Imaging Solutions, Inc. we no longer offer printing systems to commercial printers nor the support services and consumables related thereto. As a further result of Color Imaging's divestiture of Logical Imaging Solutions, our investments in the furthering of Logical Imaging Solutions' technologies and carrying its operations have ceased. Significantly, since the merger on June 28, 2000, Color Imaging invested approximately $2.35 million in the operations of Logical Imaging Solutions and the development of its technologies with $675,000 of that amount having been invested during the nine-month period ended September 30, 2002.

Our strategy for growing revenue and operating profit is to expand, including through strategic acquisition(s), our printer and copier products business. The key elements of our strategy are (1) increasing vertical integration by supplying complete toner and cartridge devices, (2) capitalizing on our research and development expertise of producing specialty, color and digital copier and or multifunctional device toners, (3) exploiting the efficiencies associated with the investment made in manufacturing facilities, (4) expanding our sources for products from strategic suppliers that we can add value to or resell and that complement our product lines, (5) expanding into new geographic markets, and (6) broadening our sales channels.

The following discussion and analysis should be read in conjunction with our financial data and our Financial Statements and notes appearing elsewhere in this report.

Net sales for the year ended December 31, 2003 were $21 million compared to $28 million, and $30 million in 2002 and 2001, respectively. Net sales in 2003, as well as 2002, decreased primarily due to substantially reduced sales to our largest customers. In the twelve months ended December 31, 2003, 2002, and 2001, our net sales were primarily generated from the sale of finished consumable products for electronic printers and photocopying machines, which comprised approximately 72%, 77% and 75% of net sales, respectively. For the twelve months ended December 31, 2003, 2002 and 2001, our two largest imaging products customers accounted for 29% and 14%, 47% and 20% and 54% (with the sales to our third largest customer attributed to this customer) and 16% of net sales, respectively. During the twelve months ended 2003 and 2002, there were no sales to our third largest customer of 2001 who accounted for 12% of 2001 net sales, since these sales were made directly to our largest customer during 2003 and 2002. Sales to these customers consist primarily of analog copier products, and as a result are expected to decline over time. Net sales to our two largest customers are expected to further decline in 2004. Including the net sales of our third largest customer of 2001 with those of our largest customer, net sales to our two largest customers were $9.1 million, or 43%, $18.8 million, or 67% and $21.2 million or 71% in 2003, 2002 and 2001, respectively. We do not have a written or oral contract with our two largest customers, and all sales are made through purchase orders. Though our sales are on purchase orders, these customers typically issue purchase orders three months in advance of the product delivery date and provide us with an additional two-month rolling forecast. Based on this and other information, we anticipate significant additional decreases in sales to those customers in 2004. Consistent with the purchase orders and forecasts provided to us by our major customers, we provide our major suppliers with purchase orders three months in advance and an additional rolling forecast for two months. In April 2001, we changed our purchasing arrangement with our largest supplier to FOB origination from FOB destination, and we adjusted our pricing to reflect the change to costs.

Net sales made outside of the United States decreased 17% to approximately $8.6 million, or 41% of total sales for the twelve months ended December 31, 2003, compared to $10.3 million, or 37% for the twelve months ended December 31, 2002. This 17% decrease in international sales resulted primarily from the decrease in sales to our two largest customers.

The following table reflects the consolidated new orders, net of cancellations, revenues and backlog as of the beginning and end of the three years ended December 31, 2003, as well as for Color Imaging's two general product lines.

                              Backlog                            Backlog
                             at start                             at end
                                of         New         Net          of
                               Year       Orders     Revenue       Year
                             --------    --------    --------    --------
                                         (IN THOUSANDS OF DOLLARS)
2003:
  Copier Products            $  2,718    $ 13,338    $ 14,160    $  1,896
  Printer Products                473       6,999       6,897         575
                             --------    --------    --------    --------
     Total                      3,191      20,337      21,057       2,471
                             ========    ========    ========    ========
2002:
  Copier Products            $  1,921    $ 20,518    $ 19,721    $  2,718
  Printer Products                483       8,269       8,279         473
                             --------    --------    --------    --------
     Total                      2,404      28,787      28,000       3,191
                             ========    ========    ========    ========
2001:
  Copier Products            $  2,401    $ 20,178    $ 20,658    $  1,921
  Printer Products                856       8,939       9,312         483
                             --------    --------    --------    --------
     Total                   $  3,257    $ 29,117    $ 29,970    $  2,404
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

VALUATION ALLOWANCE FOR ACCOUNTS RECEIVABLE. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on historical experience, credit evaluations and specific customer collection issues we have identified. Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. Over the last three years our total write-offs were approximately $50,000, or averaged less than $20,000 per year. As of December 31, 2003, we had $1,941,000 of accounts receivable net of a $68,000 valuation allowance.

INVENTORY VALUATION. Our inventories are recorded at the lower of standard cost or the current estimated market value. As with any manufacturer or wholesaler, economic conditions, cyclical customer demand, product introductions or pricing changes of our competitors and changes in purchasing or distribution can affect the carrying value of inventory. Demand for our products has fluctuated significantly and may do so in the future, which could result in an increase in the cost of inventory or an increase in excess inventory quantities on hand. As circumstances warrant, we record lower of cost or market inventory adjustments. In some instances these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns, estimated fair value and, in the case of toner products, whether or not they can be reformulated and manufactured into other products, and record any adjustment if estimated fair value is below cost. Through periodic review of each of our inventory categories and by offering markdown or closeout pricing, we regularly take steps to sell off slower moving inventory to eliminate or lessen the effect of any lower of cost or market adjustment. If assumptions about future demand or actual market conditions are less favorable than those projected by management, write-downs of inventory could be required, and there can be no assurance that future developments will not necessitate further write-downs. Over the last three years we have made inventory obsolescence reserves totaling approximately $557,000, or an average of $186,000 per year, and we have written-down or disposed of approximately $491,000 of inventory, or an average of $164,000 per year. Our experience over the last few years has indicated an obsolescence rate of approximately $20,000 per month. As of December 31, 2003, we had approximately $5,624,000 of inventory net of a $98,000 valuation provision.

VALUATION OF LONG-LIVED ASSETS. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of our long-lived assets, such as our investment in our toner manufacturing equipment. Our manufacturing equipment is suitable for, and is used to make, a large number of products, and as such we have not experienced any impairment due to the discontinuation of any product(s). During the years 2000 through 2002 we moved and expanded our manufacturing facilities, upgrading the technologies we employ, and during 2003 we continued to upgrade and take out of service equipment that has reached its useful life or was no longer competitive, much of all of which was fully depreciated. We have approximately $8 million invested in such equipment and plant improvements, with a carrying value of $6.5 million, that have estimated lives of up to twenty years. Should competing technologies or offshore competitors cause our manufacturing technology to be non-competitive, or should other events or circumstances indicate that the carrying amount of these assets would not be recoverable, the estimated life of these assets may need to be shortened and their carrying value could be materially affected. If the sum of the undiscounted expected cash flows from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss is recognized.

WARRANTY. We provide a limited warranty, generally ninety (90) days, to all purchasers of our products. Accordingly, we do not make a provision for the estimated cost of providing warranty coverage, and instead we expense these costs as they are incurred. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that our products are ultimately accepted or to maintain customer goodwill. We incurred no material warranty expenses for 2003 and 2002. While our warranty costs have historically not been significant we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs as we have in the past. In addition, the introduction of more expensive finished products, manufactured by us and by others and distributed by us through more sales channels, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty claims than anticipated, which could have a material adverse impact on our operating results for the periods in which such additional costs materialize.

RESULTS OF CONTINUING OPERATIONS

Color Imaging's net sales decreased approximately 25% to $21 million for the year ended December 31, 2003, compared to approximately $28 million for the year ended December 31, 2002. Net sales by product category were:

                                           % Increase                  % Increase
 (Dollars in thousands)          2003      (Decrease)        2002      (Decrease)       2001
                             -----------   -----------   -----------   -----------   -----------
Product Category:
 Cartridges and bottles
  Copier finished products      $11,925        (28%)        $16,581        (11%)        $18,579
  Printer finished products       3,309        ( 6%)          3,533        (10%)          3,934
                             -----------   -----------   -----------   -----------   -----------
                                 15,234        (24%)         20,114        (11%)         22,513

Bulk toner and parts              5,823        (26%)          7,886          6%           7,457
                             -----------   -----------   -----------   -----------   -----------
      Total net revenue         $21,057        (25%)        $28,000         (7%)        $29,970
                             ===========   ===========   ===========   ===========   ===========

The following table sets forth, for the periods indicated, selected information derived from Color Imaging's consolidated statements of operations and expressed as a percentage of net sales.

                                                                        Twelve Months Ended December 31,
                                                              ---------------------------------------------------
                                                                   2003                2002              2001
                                                              -------------       -------------     -------------
  Net Sales                                                         100                100               100
  Costs of goods sold                                               75                  84                85
  Gross profit                                                      25                  16                15
  Administrative expense                                             8                  5                 5
  Deferred charge write-off                                          0                  0                 1
  Research and development                                           6                  3                 3
  Sales and marketing                                                8                  5                 4
  Operating Income                                                   3                  3                 2
  Interest and financing costs                                       1                  1                 1
  Depreciation and amortization                                      7                  2                 2
  Income before taxes                                                3                  2                 1
  Provision for taxes (credit)                                       1                  1                 0
  Net income (loss) from continuing operations                       2                  1                 1


YEARS ENDED DECEMBER 31, 2003 AND 2002

Net Sales. Our net sales decreased by $6.9 million, or 25%, to $21.1 million for the twelve months ended December 31, 2003, from $28 million for the twelve months ended December 31, 2002. Net sales made in the United States were $12.5 million, a decrease of $5.2 million, or 29%, from $17.7 million made in the comparable period in 2002. The decrease in net sales made in the United States resulted primarily from reduced sales to our two largest customers and lower demand for our bulk toners. While sales to our two largest customers decreased by 51% from $18.8 million to $9.1 million for the twelve months ended December 31, 2003 compared to 2002, and are expected to continue to decline in 2004, sales to other than our two largest customers increased from $9.2 million to $11.9 million, or by 29%. Of the $21 million in net sales, $15.2 million, or 72%, were attributable to cartridges and bottled toner products, compared to $20.1 million or 77% for the comparable period in 2002. The decrease in cartridge and bottled toner sales of $4.9 million or 24% was primarily the result of decreased sales to our two largest customers. The revenue decrease from bulk toner and parts was $2 million or 28% compared to 2002, largely as a result of our discontinuing a number of products and increased competition for certain low margin laser toners. In the twelve months ended December 31, 2003, our two largest customers, a distributor and an OEM, accounted for approximately 29% and 14%, respectively, of net sales. In the twelve months ended December 31, 2002, these two customers accounted for approximately 47% and 20%, respectively, of net sales. During 2004 we expect that sales to our other customers will more than offset the further declines in sales to these two customers.

Cost of Goods Sold. Cost of goods sold decreased by $7.6 million, or 33%, to $15.8 million from $23.4 million for the twelve months ended December 31, 2003 from the comparable period in 2002, primarily as the result of the decrease in net sales but also as a result of lower manufacturing costs. Cost of goods sold as a percentage of net sales decreased by 9 percentage points from 84% for the twelve months ended December 31, 2002 to 75% for the twelve months ended December 31, 2003. The decrease in the cost of goods sold as a percentage of net sales was primarily the result of reduced sales derived from certain very low margin products previously sold to our largest customer that have been discontinued, the effects of previous price increases on a few analog copier products and higher levels of sales derived from higher margin color copier products. Having recently placed more efficient manufacturing equipment in service, we expect our cost of goods sold on products we manufacture to further decrease as a percentage of net sales, but there can be no assurance in this regard. Further, higher cost of goods sold on products purchased for resale could offset the percentage decrease expected from more efficient manufacturing operations.

Gross Profit. As a result of the above factors, gross profit increased to $5.3 million, or 25% of net sales, in the twelve months ended December 31, 2003 from $4.6 million, or 16% of net sales, in the twelve months ended December 31, 2002, or $0.7 million, while net sales for the same period decreased by approximately $6.9 million, or 25%.

Operating Expenses. Operating expenses increased $1 million, or 28%, to $4.6 in the twelve months ended December 31, 2003 from $3.6 million in the twelve months ended December 31, 2002. General and administrative, selling and R&D expenses increased, as a percentage of net sales, to 22% in the twelve months ended December 31, 2003 from 13% in the twelve months ended December 31, 2002 as the result of the decrease in net sales for the year and the increases in general and administrative, research and development and sales and marketing expenses. General and administrative expenses increased approximately 28%, or $367,000 to $1,680,000 for the twelve months ended December 31, 2003 from the comparable period in 2002, largely resulting from a $140,000 bonus granted the President by the board, $83,000 for increased payroll, including information technology payrolls, $37,000 in connection with our recently opened West Coast office, and professional fees in connection with the repurchase of our securities from two investors in our 2001 private placement. Selling expenses increased by $414,000, or 30%, in the twelve months ended December 31, 2003 compared to the twelve months ended December 31, 2002. Selling expenses increased primarily as a result of $251,000 of increased commissions and expenses of manufacturer's representatives, $117,000 of expenses in connection with our West Coast office, $75,000 of advertising and sample expenses, a $40,000 provision for bad debts and $13,000 for foreign credit insurance. With our net sales being derived increasingly from the sales of our direct sales staff and through our manufacturer's representatives and our increase planned in 2004 for advertising and promotional expenses, we expect our selling expenses to further increase in 2004. Research and development expenses increased by $229,000, or 24%, to $1,176,000 in the twelve months ended December 31, 2003, primarily as the result of $97,000 of increased testing expenses in connection with new products under development, $74,000 of increased payroll and consulting expenses and $22,000 of recruiting expenses. We expect to continue to increase research and development expenditures in an effort to develop and bring to market more new products before our competition, while also reformulating certain product formulas to manufacture a greater percentage of our products on our more efficient production equipment.

Operating Income. As a result of the above factors, operating income decreased by $321,000, or 33%, to $667,000 in the twelve months ended December 31, 2003 from $988,000 in the twelve months ended December 31, 2002.

Interest and Finance Expense. Interest expense decreased by $166,000, or 50%, in the twelve months ended December 31, 2003 from the twelve months ended December 31, 2002. The decrease was primarily the result of reduced interest bearing debt levels.

Other Income. Other income increased by $172,000, from income of $47,000 to income of $219,000 in the twelve months ended December 31, 2003 from the twelve months ended December 31, 2002, primarily as the result of $149,000 of Euro currency gains.

Income Taxes. As the result of our profit from continuing operations in the twelve months ended December 31, 2003, we recorded an income tax provision of $288,700 for the period, while the income tax provision was $274,000 for the twelve months ended December 31, 2002.

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

Operating Expenses. Operating expenses decreased $80,000, or 2.3%, to $3,590,000 in the twelve months ended December 31, 2002 from $3,640,000 in the twelve months ended December 31, 2001, including a $215,000 deferred charge write-off in 2001. General and administrative, selling and R&D expenses increased, as a percentage of net sales, to 12.8% in the twelve months ended December 31, 2002 from 12.1% in the twelve months ended December 31, 2001 as the result of the decrease in net sales for the year and the increase in research and development and sales and marketing expenses. General and administrative expenses decreased approximately 10.5%, or $153,000 to $1,312,000 for the twelve months ended December 31, 2002 from the comparable period in 2001, largely resulting from reduced payroll, other taxes, travel and professional investor relations expenses. Selling expenses increased by $162,000, or 13.8%, in the twelve months ended December 31, 2002 compared to the twelve months ended December 31, 2001. Selling expenses increased primarily as a result of increased sales commission, advertising and payroll expenses. Research and development expenses increased by $156,000, or 19.7%, to $947,000 in the twelve months ended December 31, 2002, primarily as the result of efforts being redirected to toner research and development from the acquisition and construction of capitalized test fixtures utilized by Logical Imaging Solutions.

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

                      Twelve Months       Nine Months           Twelve Months
                          Ended               Ended                 Ended
                      December 31,        September 30,         December 31,
                     ----------------   -----------------    -----------------
                           2003                2002                 2001
                     ----------------   -----------------    -----------------
Net revenue           $           --     $      464,628       $      551,400
Operating (loss)                  --           (406,570)            (289,328)
Net (loss)            $           --     $     (261,326)      $     (204,154)
                     ================   =================    =================

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

As of December 31, 2003, Color Imaging had cash on hand of $2,214,000 and $1,500,000 of availability under our revolving credit line with our bank. Our working capital and current ratio was approximately $6.5 million and $1.8 million and 2.83 to 1 and 1.29 to 1, respectively, at December 31, 2003 and 2002.

Color Imaging generated $258,000 of cash flows from operating activities in the twelve months ended December 31, 2003, compared to $950,000 derived from continuing operating activities in the twelve months ended December 31, 2002. The decrease in operating cash flows from continuing operations in the twelve months ended December 31, 2003 was primarily due to an increase of $544,000 in inventories of which nearly $500,000 was inventory in connection with the introduction of new all-in-one cartridge products. The increase in cash flows from continuing operations in the twelve months ended December 31, 2002 was primarily due to the reduction in inventories and higher net income. Operating cash flows used by discontinued operations were $0 and $676,000 for the years ended December 31, 2003 and 2002, respectively, resulting in net operating cash flows provided by operations of $258,000 and $273,000 for the years ended December 31, 2003 and 2002, respectively.

Cash flows used in investing activities were $473,000 in the twelve months ended December 31, 2003, compared to $568,000 in the twelve months ended December 31, 2002. The decrease in cash used in investing activities in the twelve months ended December 31, 2003, was entirely attributable to decreased capital expenditures in connection with our most recent factory expansion completed at the end of the third quarter of 2002. During 2004 we plan approximately $700,000 of additional capital expenditures.

Cash flows provided by financing activities for the twelve months ended December 31, 2003 was $2,300,000, derived primarily from $5,900,000 of net proceeds from the sale of our common stock. Cash flows provided by financing activities for the twelve months ended December 31, 2002 was $29,000, resulting primarily from the $1,000,000 in net loans we received from three directors.

We have a $1.5 million revolving line of credit with our bank that had an outstanding balance as of December 31, 2003 of $0. The interest rate is the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of December 31, 2003, the interest rate was the one-month Libor rate of 1.12% plus 2.50% (3.62%). This revolving line of credit has a June 30, 2004 expiration date. Under the line of credit, we are permitted to borrow up to 75% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $750,000 of such inventories and not to exceed 50 percent of the total outstanding). Based on the foregoing formula, we had $1,500,000 of the additional monies available to us to borrow from the bank as of December 31, 2003. We have granted our bank a security interest in all of our assets as security for the repayment of the line of credit. The bank agreement contains various covenants that Color Imaging is required to maintain, and throughout 2003 and as of December 31, 2003, we were in compliance with these covenants. Further, we expect to remain in compliance with the bank's covenant requirements throughout 2004. Effective April 1, 2004, we plan to issue a standby letter of credit to our largest vendor in the amount of $1.5 million for the import of certain toner products, and our bank has indicated that an increase to our credit facility to $3 million to accommodate the letter of credit, and the extension of the expiration date of our line of credit to June 30, 2005, has been approved, subject to documentation acceptable to the bank.

Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of the industry and global economies. Although our cash requirements will fluctuate based on the timing of these factors, we believe that current cash and cash equivalents, cash flows from operations and amounts available under our credit agreement are sufficient to fund our planned capital expenditures, working capital needs and other operating cash requirements throughout 2004.

COMMITMENTS

Our minimum payment obligations relating to long-term debt and other contractual obligations are as follows:


         CONTRACTUAL OBLIGATIONS           LESS THAN 1                                     AFTER
             (IN THOUSANDS)                    YEAR       1 - 3 YEARS    4 - 5 YEARS      5 YEARS         TOTAL
                                           ------------   ------------   ------------   ------------   ------------
IDR bonds                                         $370         $1,390           $165         $1,170         $3,095
Long-term debt                                       6             11                                           17
Related party debt                                 344            120                                          464
Operating leases, automobiles                       29             44                                           73
Unconditional purchase obligations1              2,245                                                       2,245
Facility lease, related party                      545          1,717          1,217          2,466          5,945
Facility lease, other                               11                                                          11
Deferred compensation arrangement2                  30             90             60            120            300
                                           ------------   ------------   ------------   ------------   ------------
Total                                           $3,580         $3,372         $1,442         $3,756        $12,150
                                           ============   ============   ============   ============   ============

------------------------
(1) Unconditional commitments, open purchase orders, to purchase raw materials, plastic cartridges and bottles, parts and other products for use in manufacturing and finished products for resale in the ordinary course of business with future delivery dates. Due to minimum order quantities and long lead times for many of these products, we have made purchase commitments that may be in excess of future production requirements, and it could take several months to use all of these product commitments in the manufacture of our products. These purchase commitments are not expected to result in any significant losses, though those in connection with older analog copier products have a higher risk of obsolescence than those used in the manufacture of our other products.

(2) During January 2004 the deferred compensation and salary continuation arrangement was cancelled when the retired officer exercised his option to have the life insurance policy owned by Color Imaging in connection with the plan transferred to him.


OTHER COMMERCIAL COMMITMENTS                  LESS THAN                                      AFTER
     (IN THOUSANDS)                             1 YEAR       1 - 3 YEARS    4 - 5 YEARS     5 YEARS         TOTAL
                                             -----------     -----------    -----------   -----------    -----------
Lines of credit 1                             $      0        $      0        $     0       $     0        $     0
Standby letters of credit 2                          0               0              0             0              0
                                             -----------     -----------    -----------   -----------    -----------
Total                                         $      0        $      0        $     0       $     0        $     0
                                             ===========     ===========    ===========   ===========    ===========

------------------------
(1) Color Imaging has a $1.5 million revolving line of credit with its bank that expires June 30, 2004. As of December 31, 2003, there was no outstanding principal balance. A renewal of the line of credit to June 30, 2005, is currently being documented.
(2) On January 28, 2004, Color Imaging applied for a
$1.5 million irrevocable standby letter of credit with an expiration date of June 30, 2005, to secure its payments to a vendor for the importation of toner related products. Color Imaging expects to have the letter of credit issued by its bank during February 2004.

OFF BALANCE SHEET ARRANGEMENTS

As a condition of the Share Exchange Agreement, as amended, of September 2002, between Logical Imaging Solutions, Inc. and Digital Color Print, Inc. and Color Imaging, Logical Imaging Solutions and Digital Color Print assumed the responsibility for an operating lease for equipment used by Logical Imaging Solutions upon which Color Imaging is a co-obligor. The aggregate payment obligations remaining as of September 2002 were less than $50,000, and as a condition of the Share Exchange Agreement Logical Imaging Solutions and Digital Color Print pledged 50,000 shares of the common stock of Color Imaging to secure their performance of all of the terms and conditions of the lease.

On June 1, 2003, Color Imaging entered into a Marketing and Licensing Agreement (refer to Exhibit 10.14 filed with Form 10-Q for the quarter ended September 30, 2003) with its affiliate General Plastic Industrial Co Ltd. Per the Marketing and Licensing Agreement General Plastic Industrial Co Ltd agrees to indemnify and hold harmless Color Imaging for any costs and expense arising from any defective licensed product, and/or any recalled licensed product including litigation arising therefrom. Further General Plastic Industrial Co Ltd agrees to credit Color Imaging for product cost, shipping and related expenses arising from any defective licensed product, and/or any recalled licensed product.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not result in the reclassification of any financial instruments in the Company's financial statements.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The Company does not currently engage in hedging activities and the adoption of this statement did not have any effect on its financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB issued FASB Interpretation No. 46R,

"Consolidation of Variable Interest Entities--an interpretation of ARB 51 (revised December 2003)" ("FIN No. 46R"), which includes significant amendments to previously issued FIN No. 46. Among other provisions, FIN No. 46R includes revised transition dates for public entities. The Company is now required to adopt the provisions of FIN No. 46R no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on the Company's financial statements or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any investments or assets outside of the United States. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We estimate that about 80% of our transactions are denominated in U.S. dollars, excepting those sales in Euros to our second largest customer's operations in Europe. Accordingly, beginning in 2001, we became subject to foreign currency risk with respect to future costs or cash flows from our sales in Euros. We have adjusted our prices annually with our customer to reflect the change in the exchange rate and do not expect to be subject to material foreign currency risk, accordingly, with respect to those sales. As a result, to date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange. We incurred a net foreign currency transaction gain of $149,110 and $2,858 in 2003 and 2002 and loss of $1,877 in 2001. Our pricing for our products sold in Euros is currently at the rate of 0.96 to 1.00 Euros relative to the U.S. dollar, and at December 31, 2003, according to information available from the Pacific Exchange Rate Service, the exchange rate for the Euro relative to the U.S. dollar was 1.2597. A 10% change in the value of the Euro from .96 Euros relative to the United States dollar would cause approximately an $8,000 foreign currency translation adjustment in an average month, a type of other comprehensive income (loss), which would be a direct adjustment to stockholders' equity.

Our revolving line of credit bears interest based on interest rates tied to the LIBOR rate, which may fluctuate over time based on economic conditions. As a result, we are subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and we are in a borrowing mode.

Color Imaging's investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Investments made by Color Imaging will principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates of five years or less. Because of the credit criteria of the Color Imaging's investment policies, the primary market risk associated with these investments is interest rate risk. Color Imaging does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. During 2003 Color Imaging made investments that resulted in interest income of $21,173 and a loss in net asset value of $14,587, for a net gain of $5,586 with some $1,421,000, all of which were available-for-sale, so invested as of December 31, 2003. Color Imaging did not have any monies invested in securities at December 31, 2002.

Management believes that a reasonable change in raw material prices could have a material impact on future earnings or cash flows, because we generally are not able to offset increases to our costs with higher prices for our products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Annual Report on Form 10-K:



                                                                            Page

Financial Statements:

Independent Auditors' Report..................................................34

Consolidated Balance Sheets December 31, 2003 and 2002  ......................35

Consolidated Statements of Operations for the years ended
December 31, 2003, 2002 and 2001 .............................................36

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2003, 2002, and 2001.................................37

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002, and 2001.............................................38

Notes to Consolidated Financial Statements December 31, 2003,
2002 and 2001.................................................................39

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF COLOR IMAGING, INC.
NORCROSS, GEORGIA

We have audited the accompanying consolidated balance sheets of Color Imaging, Inc. (a Delaware corporation) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed on the Index of
Item 15(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Color Imaging, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the Unites States of America.

                            LAZAR LEVINE & FELIX LLP

New York, New York
January 30, 2004


                       COLOR IMAGING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                                    2003                     2002
                                                                              ---------------           ---------------
                                    - ASSETS -
     CURRENT ASSETS:
            Cash                                                               $  2,213,830              $    128,501
            Accounts receivable - net of allowance for doubtful accounts
              of $67,839 and $64,178 for 2003 and 2002, respectively              1,941,404                 2,390,019
            Inventories                                                           5,624,328                 5,080,237
            Deferred taxes                                                               --                        --
            Related party portion of IDR bond - current                              87,912                    83,160
            Other current assets                                                    114,721                   304,672
                                                                              ---------------           ---------------
                              TOTAL CURRENT ASSETS                                9,982,195                 7,986,589
                                                                              ---------------           ---------------

     PROPERTY, PLANT AND EQUIPMENT - NET                                          6,973,834                 7,038,111
                                                                              ---------------           ---------------

     OTHER ASSETS:
            Related party portion of IDR bond                                       647,428                   735,340
            Deferred offering costs                                                      --                   121,924
            Other assets                                                            291,978                   231,571
                                                                              ---------------           ---------------
                                                                                    939,406                 1,088,835
                                                                              ---------------           ---------------
                                                                               $ 17,895,435              $ 16,113,535
                                                                              ===============           ===============
                 - LIABILITIES & STOCKHOLDERS' EQUITY -

     CURRENT LIABILITIES:
            Revolving credit lines                                             $         --              $  1,022,470
            Accounts payable                                                      2,413,695                 3,543,680
            Current portion of notes payable                                          5,612                   363,789
            Current portion of notes payable - related parties                      343,736                   401,937
            Current portion of bonds payable                                        370,000                   350,000
            Other current liabilities                                               393,579                   507,782
                                                                              ---------------           ---------------
                            TOTAL CURRENT LIABILITIES                             3,526,622                 6,189,658
                                                                              ---------------           ---------------
     LONG TERM LIABILITIES:
            Notes payable                                                            11,509                   989,667
            Notes payable - related parties                                         120,102                   598,063
            Bonds payable                                                         2,725,000                 3,095,000
            Deferred tax liability                                                  292,700                        --
                                                                              ---------------           ---------------

                              LONG TERM LIABILITIES                               3,149,311                 4,682,730
                                                                              ---------------           ---------------

     TOTAL LIABILITIES                                                            6,675,933                10,872,388
                                                                              ---------------           ---------------
     COMMITMENTS & CONTINGENCIES

     STOCKHOLDERS' EQUITY:
            Common stock, $.01 par value, authorized 20,000,000 shares;
              12,730,505 and 8,437,965 shares issued and outstanding on             127,305                    84,380
              December 31, 2003 and 2002, respectively
            Additional paid-in capital                                           12,708,368                 7,205,909
            Accumulated deficit                                                  (1,616,171)               (2,049,142)
                                                                              ---------------           ---------------
                                                                                 11,219,502                 5,241,147
                                                                              ---------------           ---------------
                                                                               $ 17,895,435              $ 16,113,535
                                                                              ===============           ===============
   See notes to consolidated financial statements.


                       COLOR IMAGING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                                    Year Ended December 31,
                                                                          --------------------------------------------
                                                                              2003            2002            2001
                                                                          ------------    ------------    ------------
     SALES                                                                $ 21,057,601    $ 28,000,309    $ 29,969,768
     COST OF SALES                                                          15,789,078      23,421,429      25,598,095
                                                                          ------------    ------------    ------------
     GROSS PROFIT                                                            5,268,523       4,578,880       4,371,673
                                                                          ------------    ------------    ------------
     OPERATING EXPENSES:

           Administrative                                                    1,679,576       1,312,317       1,464,683
           Deferred charge write-off                                                --              --         215,371
           Research and development                                          1,176,085         946,848         791,498
           Sales and marketing                                               1,745,812       1,331,454       1,168,585
                                                                          ------------    ------------    ------------
                                                                             4,601,473       3,590,619       3,640,137
                                                                          ------------    ------------    ------------
     INCOME FROM OPERATIONS                                                    667,050         988,261         731,536
                                                                          ------------    ------------    ------------
     OTHER INCOME (EXPENSE):
           Interest and other income                                           219,059          47,201          39,782
           Interest and financing costs                                       (164,438)       (330,606)       (395,598)
                                                                          ------------    ------------    ------------
                                                                                54,621        (283,405)       (355,816)
                                                                          ------------    ------------    ------------
     INCOME BEFORE PROVISION FOR INCOME TAXES                                  721,671         704,856         375,720
     PROVISION FOR INCOME TAXES                                                288,700         274,246         121,790
                                                                          ------------    ------------    ------------
     INCOME FROM CONTINUING OPERATIONS                                         432,971         430,610         253,930

     (LOSS) FROM OPERATIONS OF SUBSIDIARY
       DISPOSED OF - NET OF INCOME TAX                                              --        (261,326)       (204,154)
                                                                          ------------    ------------    ------------
     NET INCOME                                                           $    432,971    $    169,284    $     49,776
                                                                          ============    ============    ============
     INCOME (LOSS) PER COMMNON SHARE:
       Basic:
         Continuing operations                                            $        .04    $        .04    $        .03
         Discontinued operations                                                    --            (.02)           (.02)
                                                                          ------------    ------------    ------------
         Basic earnings per share                                         $        .04    $        .02    $        .01
                                                                          ============    ============    ============
       Diluted:
         Continuing operations                                            $        .04    $        .04    $        .03
         Discontinued operations                                                    --            (.02)           (.02)
                                                                          ------------    ------------    ------------
         Diluted earnings per share                                       $        .04    $        .02    $        .01
                                                                          ============    ============    ============
       Weighted average shares outstanding:
         Basic                                                              11,966,981       9,686,429       7,985,071
         Diluted                                                            11,979,554       9,686,429       8,560,369


    See notes to consolidated financial statements.


                       COLOR IMAGING, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                      ADDITIONAL         STOCK                         TOTAL
                                                          COMMON       PAID-IN        SUBSCRIPTION    ACCUMULATED   STOCKHOLDERS'
                                         SHARES           STOCK        CAPITAL         RECEIVABLE       DEFICIT        EQUITY
                                     --------------  --------------  -------------- --------------  --------------  --------------

Balance at December 31, 2000            7,490,948     $   74,909      $ 7,229,293    $         --     $(2,268,202)    $ 5,036,000

Exercise of stock warrants                 55,452            555          110,349              --              --         110,904

Exercise of stock warrants -
    cashless                            1,104,815         11,048          (11,048)             --              --              --

Common stock, issued for services          10,000            100           24,900              --              --          25,000

Common stock, issued in private
    placement                           1,437,960         14,380        2,520,445        (149,000)             --       2,385,825

Net income for the year                        --             --               --              --          49,776          49,776
                                     --------------  --------------  -------------- --------------  --------------  --------------

Balance at December 31, 2001           10,099,175        100,992        9,873,939        (149,000)     (2,218,426)      7,607,505

Stock subscription received                    --             --           (5,649)        149,000             --          143,351

Exercise of stock warrants -
    cashless                               38,790            388             (388)             --             --              --

Common stock, exchanged for
    subsidiary disposed of             (1,700,000)       (17,000)      (2,661,993)             --             --       (2,678,993)


Net income for the year                        --             --               --              --        169,284          169,284
                                     --------------  --------------  -------------- --------------  --------------  --------------

Balance at December 31, 2002            8,437,965         84,380        7,205,909              --      (2,049,142)      5,241,147

Stock subscription received             4,500,000         45,000        5,855,584              --              --       5,900,584

Common stock, repurchased
     and retired                         (207,460)        (2,075)        (353,125)             --              --        (355,200)

Net income for the year                        --             --               --              --         432,971         432,971
                                     --------------  --------------  -------------- --------------  --------------  --------------

Balance at December 31, 2003           12,730,505     $  127,305      $12,708,368    $         --     $(1,616,171)    $11,219,502
                                     ==============  ==============  ============== ==============  ==============  ==============



     See notes to consolidated financial statements.

                       COLOR IMAGING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                                      YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------------
                                                                                2003            2002            2001
                                                                           -------------    -------------   -------------
        CASH FLOW FROM OPERATING ACTIVITIES:
          Income from continuing operations                                 $   432,971      $   430,610     $   253,930
          Adjustments to reconcile net income (loss) to net
            cash provided by (used in) operating activities:
              Depreciation and amortization                                     537,369          542,661         569,731
              Deferred income taxes                                             292,700          190,509         121,001
              Allowance for doubtful accounts                                     3,661           (8,733)         72,911
              Compensatory stock                                                     --               --          25,000
            (Increase) decrease in:
              Accounts receivable                                               444,955          512,717         476,987
              Inventory                                                        (544,091)         524,738        (862,087)
              Prepaid expenses and other assets                                 251,468         (100,415)         51,228
              Due from related party - IDR bond                                  83,160           79,596          76,032
            Increase (decrease) in:
              Accounts payable and accrued liabilities                       (1,244,188)      (1,221,997)     (1,521,895)
                                                                           -------------    -------------   -------------
              Net cash provided (used) by continuing operations                 258,005          949,686        (737,162)

              Net cash (used) by discontinued operations                             --         (676,202)       (921,043)
                                                                           -------------    -------------   -------------
              NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  258,005          273,484      (1,658,205)
                                                                           -------------    -------------   -------------

        CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                 (473,093)        (567,702)       (254,630)
                                                                           -------------    -------------   -------------
              NET CASH (USED IN) INVESTING ACTIVITIES:                         (473,093)        (567,702)       (254,630)
                                                                           -------------    -------------   -------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Net (payments) borrowings under line of credit                     (1,022,470)        (439,946)         63,416
          Principal payments of long-term debt                               (1,336,335)        (339,667)       (271,792)
          Principal payments of IDR bond                                       (350,000)        (335,000)       (320,000)
          Proceeds from related party borrowing                                      --        1,100,000              --
          Principal repayments to related party                                (536,162)        (100,000)             --
          Proceeds from sale of stock                                         5,900,584          143,351       2,496,729
          Payments for the repurchase of common stock and warrants             (355,200)              --              --
                                                                           -------------    -------------   -------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                       2,300,417           28,738       1,968,353
                                                                           -------------    -------------   -------------

        NET INCREASE (DECREASE) IN CASH                                       2,085,329         (265,480)         55,518
          Cash at beginning of year                                             128,501          393,981         338,463
                                                                           -------------    -------------   -------------
        CASH AT END OF YEAR                                                 $ 2,213,830     $    128,501    $    393,981
                                                                            ============    ============    ============

        SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid during the year for:
          Interest                                                          $   147,694     $    299,226    $    385,656
          Income taxes                                                               --               --              --
        NONCASH ITEMS:
          Common stock issued                                               $        --     $        388    $     11,148


     See notes to consolidated financial statements.


                               COLOR IMAGING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1.   DESCRIPTION OF COMPANY:

Color Imaging, Inc., (Color) develops, manufactures and markets products used in electronic printing and photocopying. Color designs, manufactures and delivers black text toners, specialty toners, including color and MICR (magnetic characters used on checks and other financial documents). Color also supplies other consumable products used in electronic printing and photocopying, including toner cartridges, cartridge components, photoreceptors, imaging drums and parts.

See Note 3 regarding Discontinued Operations - Disposal of Logical Imaging Solutions.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A)  PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its now discontinued subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

(B)  ESTIMATES AND ASSUMPTIONS:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in Color's financial statements and accompanying notes. Actual results could differ from those estimates.

(C)  FAIR VALUE FINANCIAL INSTRUMENTS:

The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments. The carrying value of the Company's debt is considered to approximate the fair value of these instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

(D)  CONCENTRATION OF CREDIT RISK:

Financial instruments, which potentially subject the Company to concentrations of credit risk are cash equivalents, marketable securities and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and marketable securities and at December 31, 2003 its investments were in cash held in highly rated financial institutions. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring cash in advance, payment by credit card, letters of credit or guarantees. The Company's customer base is comprised principally of domestic distributors and dealers of copier supplies and re-manufacturers of laser printing consumable products. The Company's international customers are comprised principally of an OEM and a large international distributor. Management does not believe significant risk exists in connection with the Company's concentrations of credit at December 31, 2003.

(E)  CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(F)  INVENTORIES:

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

(G)  PROPERTY, PLANT AND EQUIPMENT:

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

(H)  INTANGIBLE ASSETS:

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

(I)  STOCK-BASED COMPENSATION:

The Company has adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amends certain disclosure requirements under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

In accordance with the provisions of SFAS No. 148, the Company has elected to continue applying the intrinsic value approach under the APB No. 25 in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock price at the grant date is equal to or greater than the fair market value of the stock at that date. The Company generally recognizes compensation expense only when it grants options with a discounted exercise price, at which time any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

The following  table  illustrates the effect on net income (loss) and net income
(loss) per share as if the fair value based method had been applied to all outstanding and vested awards in each period:


                                                       2003                2002               2001
                                                   ------------       ------------      ------------
         Net income, as reported                    $  432,971         $  169,284        $   49,776

         Less: Pro forma stock based
           compensation expense -  net of tax           80,908             65,457            46,755
                                                   ------------       ------------      ------------
         Pro forma net income                       $  352,063         $  103,827        $    3,021
                                                   ============       ============      ============

         Basic Earnings per share:
           As reported.                             $      .04         $      .02        $      .01
           Pro forma                                       .03                .01               .00

         Diluted Earnings per share:
           As reported                              $      .04         $      .02        $      .01
           Pro forma                                       .03                .01               .00


For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the average vesting period of the options.

(J)  INCOME TAXES:

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such asset will be realized.

(K)  REVENUE RECOGNITION:

The Company recognizes revenues in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101).

The Company designs, manufactures and acquires from third parties and sells toner and parts used in electronic printing and photocopying. Revenue from such product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all significant obligations of the Company have been satisfied.

(L)  ADVERTISING COSTS:

In accordance with SOP No. 93-7, Reporting on Advertising Costs, the Company expenses all advertising expenditures as incurred. The Company incurred $146,255, $106,077 and $57,473 in advertising costs during 2003, 2002 and 2001, respectively.

(M)  RESEARCH AND DEVELOPMENT EXPENSES:

Research  and  development  costs are  charged  to  expense  when  incurred  and
aggregated   $1,176,085,   $946,848  and  $791,498  for  2003,  2002  and  2001,
respectively, from continuing operations.

(N)  EARNINGS (LOSS) PER COMMON SHARE:

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

(O)  FOREIGN CURRENCY TRANSACTIONS:

During 2001, the Company began selling its products in certain overseas markets where the prices were denominated in Euros. All balance sheet accounts resulting from foreign transactions are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and statements of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables (or payables) are included in the consolidated statements of operations. As of December 31, 2003, there were no material balance sheet items resulting from foreign currency transactions. Aggregated gains of $149,110 and $2,858 and a loss of $1,877 from the settlement of foreign receivables was recognized for the 2003, 2002 and 2001 years, respectively, and are included in other expense on the statements of operations.

(P)  DEFERRED CHARGES:

The Company, in connection with an offering of its securities, incurs certain costs that are deferred and then charged against the proceeds of the offering or charged to expense in the event the offering is not completed.

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

(Q)  RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2003, Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not result in the reclassification of any financial instruments in the Company's financial statements.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The Company does not currently engage in hedging activities and the adoption of this statement did not have any effect on its financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities--an interpretation of ARB 51 (revised December 2003)" ("FIN No. 46R"), which includes significant amendments to previously issued FIN No. 46. Among other provisions, FIN No. 46R includes revised transition dates for public entities. The Company is now required to adopt the provisions of FIN No. 46R no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on the Company's financial statements or results of operations.

NOTE 3.   DISCONTINUED OPERATIONS:

On September 30, 2002, the Company completed a share exchange agreement with Digital Color Print, Inc. and four of its former directors, whereby the Company received 1.7 million shares of its common stock in exchange for all of the shares of the common stock of its subsidiary, Logical Imaging Solutions, Inc., ("Logical"). Based upon guidance provided by APB 29 in connection with accounting for non-monetary transactions, the fair value of the 1.7 million shares of common stock received was $2,678,993; the fair value (approximating the net book value) of Logical plus the transaction costs incurred.

Logical designed, manufactured and delivered complete printing systems, including software, control units and print engines to its customers. Logical's development efforts focused on creating a digital variable printing process that provides high-speed, color printing systems for commercial applications. Following is summary financial information for Logical:


                                  Nine Months Ended         Year Ended
                                 September 30, 2002      December 31, 2001
                                 ------------------      ------------------
   Net sales                       $   464,628             $   551,400
                                 ------------------      ------------------
   Loss before taxes                  (406,570)               (289,328)
   Income tax benefit                 (145,244)                (85,174)
                                 ------------------      ------------------
   Net loss from discontinued
     operations                    $  (261,326)            $  (204,154)
                                 ==================      ==================

Pursuant to the share exchange agreement, the Company also received a warrant to purchase approximately 15% of the then outstanding common stock of Digital Color Print, Inc. or Logical Imaging Solutions, Inc. The warrant was not assigned any value, since it is not cashless, increases from $1.50 to $2.25 and then to $3.25 per share each year over three years, expires after three years, is not registered for resale and has no current market.

In addition, the share exchange agreement, as amended, also provided that Mr. Brennan's (the Company's former chief executive officer) employment agreement would be immediately terminated upon the transaction's closing and severance of $6,058 per two-week period, plus reimbursement of health and life insurance premium costs formerly payable through June 10, 2003 will terminate as of March 10, 2003.

The financial statements and related notes presented herein have been restated to reflect discontinued operations accounting as a result of this transaction.


NOTE 4.   INVENTORIES:

Inventories for continuing operations consisted of the following components as of December 31, 2003 and 2002:


                                             2003             2002
                                        -------------    -------------
Raw materials                           $    631,960     $    427,752
Work-in-process                            1,715,684        1,021,496
Finished goods                             3,374,773        3,665,953
Obsolescence allowance                      ( 98,089)        ( 34,964)
                                        -------------    -------------
             Total                      $  5,624,328        5,080,237
                                        =============    =============

NOTE 5.   PROPERTY AND EQUIPMENT:

Property and equipment of continuing operations consisted of the following as of December 31, 2003 and 2002:

                                                2003              2002
                                           ------------      ------------
Furniture and fixtures                     $   112,159       $    88,836
Test equipment                                 712,176           527,151
Manufacturing machinery and equipment        6,805,761         6,544,886
Leasehold improvements                       1,364,608         1,360,737
                                           ------------      ------------
                                             8,994,704         8,521,610
Less: accumulated depreciation
  and amortization                          (2,020,870)       (1,483,499)
                                           ------------      ------------
                                           $ 6,973,834       $ 7,038,111
                                           ============      ============

Depreciation and amortization expense amounted to $537,369, $542,661 and $569,731 in 2003, 2002 and 2001, respectively.


NOTE 6.   RELATED-PARTY TRANSACTIONS:

(A)  LEASE:

Directors, Jui-Hung Wang, Jui-Kung Wang, Sueling Wang and Jui-Chi Wang, own Kings Brothers, LLC, the landlord from which the Company leases its Norcross, Georgia, plant. The real property lease agreement between the Company and Kings Brothers, LLC, was entered into on April 1, 1999, and was amended on February 5, 2003, extending the expiration date from March 31, 2009 to March 31, 2013 (the Related Party - see Note 8). The rental payments for 2003, 2002 and 2001 were $531,444, $518,484 and $505,836, respectively.

Minimum annual lease commitments are as follows:



          2004                          $    544,728
          2005                               558,346
          2006                               572,305
          2007                               586,612
          2008                               601,278
          Thereafter                       3,081,549
                                        ------------
Total minimum lease payments            $  5,944,818
                                        ============

(B)  PURCHASES:

The Company purchases copier and laser printer products from an entity in which three directors have a beneficial ownership interest. Purchases for the 2003, 2002 and 2001 years aggregated $2,091,785 $2,148,279 and $2,061,683, respectively. See also Note 14.

(C)  NOTES PAYABLE:

On March 14, 2002, the Company borrowed $500,000 from director, Sueling Wang, on an unsecured basis. The interest rate on the loan was 12% per annum, matured on March 14, 2003 and is evidenced in writing. On September 2, 2002, the note was modified to extend the term to March 1, 2005, provide for a $100,000 principal payment, decreased the interest rate to 6% per annum, provided for interest only payments through February 28, 2003, and 24 monthly payments of principal and interest beginning on April 1, 2003, in the amount of $17,735.67. The Company borrowed the $500,000 to meet a supplier commitment for product. Interest paid Sueling Wang on the note for the years ended December 31, 2003 and 2002 was $14,641 and $36,296, respectively. As of December 31, 2003 and 2002, the principal outstanding was $105,000 and $400,000, respectively.

On August 21, 2002, the Company borrowed $100,000 from director, Jui-Chi Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to repay $100,000 borrowed from director Sueling Wang on March 14, 2002. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $4,434. As of December 31, 2003 and 2002, the interest accrued and paid on the note was $ 5,115 and $2,170, respectively. As of December 31, 2003 and 2002, the outstanding principal balance on the note was $59,806 and $100,000, respectively.

On August 21 and September 2, 2002, the Company borrowed $200,000 and $300,000, respectively, from director, Jui-Hung Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to make a principal payment due on its industrial development bond in the approximate amount of $255,000, for the acquisition of capital equipment in the approximate of $125,000 and for general corporate purposes. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $22,169.60. As of December 31, 2003 and 2002, interest accrued and paid on the note was $ 25,577 and $10,259, respectively. As of December 31, 2003 and 2002, the principal outstanding was $299,032 and $500,000, respectively.

(D)  COMMON STOCK

On March 6, 2003, the Company received from Chi Fu Investment Co Ltd $6,075,000 of subscription proceeds for the public sale of 4,500,000 of its common shares at a price of $1.35 per share in its offering on Form SB-2 filed with the Securities and Exchange Commission. Chi Fu Investment Co Ltd is a wholly owned subsidiary of the Company's affiliate, General Plastic Industrial Co., Ltd, and as of December 31, 2003, Company directors Jui-Hung Wang, Jui-Chi Wang and
Jui-Kung Wang each owned 9.69%, 10.17% and 1.77%, respectively, of General Plastic Industrial Co., Ltd.


NOTE 7.   BORROWING ARRANGEMENTS:

The Company has a $1.5 million revolving line of credit, as amended, with an outstanding balance of $0 as of December 31, 2003, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of December 31, 2003, the interest rate was the one-month Libor rate of 1.12% plus 2.50% (3.62%). This revolving line of credit has a June 30, 2004 expiration date.

Under the line of credit, the Company is permitted to borrow up to 75% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $750,000 and not to exceed 50% of the total outstanding). The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit. The Bank agreement also contains various covenants that the Company is required to maintain, and as of December 31, 2003, the Company was in compliance with these covenants.

Long-term debt was comprised of the following as of December 31,

                                                                2003               2002
                                                            ------------       ------------
      Term note payable to a financial  institution
        due in monthly  installments of principal
        and interest of $848 through March 2003;
        bears interest at 8.0%, collateralized by
        automobile with a net book value of $26,386           $       -        $    2,501

      Term note payable to a financial  institution
        due in monthly  installments of principal and
        interest of $10,676  through  November  2005;
        bears interest at 10.215%; collateralized by
        inventory, accounts receivable and equipment                  -           329,844

      Term note payable to a financial  institution in
        monthly  installments  of principal and interest
        of $27,205  through June 2006;  bears interest at
        7.90%;  collateralized by inventory,  accounts
        receivable and equipment.  On  February  5,  2003,
        the note was  modified  and  monthly  principal
        installments  of $23,716 began February 24, 2003,
        and continue  through May 2006 with interest at
        the 30-day Libor rate plus 2.5%                               -            998,803

      Various equipment notes maturing in 2006                   17,121             22,308
                                                            ------------       ------------
                                                                 17,121          1,353,456
      Less current maturities                                     5,612            363,789
                                                            ------------       ------------
                                                            $    11,509         $  989,667
                                                            ============       ============

The aggregate scheduled maturities of long-term debt for each of the next three years are as follows:

                  2004                 $  5,612
                  2005                    6,072
                  2006                    5,437
                                     -----------
                  Total                $ 17,121
                                     ===========

NOTE 8.   INDUSTRIAL DEVELOPMENT REVENUE BOND:

On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and a Related Party. The 1.22% revenue bonds as of December 31, 2003, are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured by all the assets of the Company and by real property owned by the Related Party. The bonds along with the line of credit and term loan (see Note 6) are held by two related financial institutions.

A loan agreement between the Authority and the Company and a Related Party allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to purchase and install certain manufacturing equipment, while $974,128 was used by the Related Party to pay down the mortgage on the real property leased to the Company (see
Note 6). The Company and the Related Party are jointly obligated to repay any outstanding debt. Under the Joint Debtor Agreement of June 28, 2000, between the Company and the Related Party, each has agreed to be responsible to the other for their share of the bond obligations and that any party causing an act of default shall be responsible for 100% of the bond obligations. The amount for which the Related Party is responsible to the Company is reflected in current and other assets of the Company. The Related Party amounts owed to the Authority are secured by a lien on the real property leased by the Company and by personal guarantees executed by members of the Related Party. At this time, the Company believes that the Related Party portion of the bond is fully collectible. As of December 31, 2003, the bond principal outstanding was $3,095,000 and the portion due from the Related Party was $735,340.

The aggregate maturities of bonds payable for each of the next five years and thereafter are as follows:

                        Company          Related Party         Total
                      -------------      -------------   -------------
      2004             $  281,200         $   88,800      $   370,000
      2005                296,400             93,600          390,000
      2006                307,800             97,200          405,000
      2007                452,200            142,800          595,000
      2008                 60,800             19,200           80,000
      Thereafter          953,800            301,200        1,255,000
                      -------------      -------------   -------------
      Total            $2,352,200         $  742,800      $ 3,095,000
                      =============      =============   =============


NOTE 9.   STOCKHOLDERS EQUITY:

(A)  COMMON STOCK AND STOCK WARRANTS:

The Company issued an aggregate of 6,000,000 shares of its common stock to the stockholders of Logical and Image in exchange for their shares in Logical and Image in a merger transaction consummated in 2000. Simultaneously, in 2000, the Company effected a reverse stock split of one for 6.0779 shares of common stock.

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

The Old Warrant entitled the warrant holder to purchase, at any time until September 15, 2002, a share of common stock of the Company for $2.70 per share. As of December 31, 2002 and 2001, the Company had received $0 and $110,904, respectively, in proceeds from the exercise of Old Warrants. During August 2002 seven holders of Old Warrants were issued 38,085 shares of the Company's common stock for having exercised Old Warrants to purchase 157,116 shares of the Company's common stock, on a cashless basis, and on September 15, 2002, Old Warrants to purchase 12,939 shares of the Company's common stock expired.

The Company issued Units consisting of common stock and common stock underlying warrants to investors in a private placement approved by the Board of Directors on August 29, 2000. Each Unit in the private placement was priced at $2.00 and consisted of one common share of the Company's common stock and one warrant to purchase one share of common stock at an exercise price of $2.00. An additional warrant to purchase common stock of the Company, for each Unit purchased in the private placement, was issued to subscribers, at no additional cost, whose investment(s) aggregated at least $300,000. The warrants expired November 30, 2003. During 2001, the Company issued and sold 1,437,960 Units for a total of
$2,925,920 in cash and notes receivable. The Company also issued, at no additional cost, 1,312,960 additional warrants during this same period. In March 2002, subsequent to the balance sheet date of December 31, 2001, the Company rescinded one transaction entered into during 2001 for the sale of 25,000 shares of common stock and warrants to purchase 25,000 shares of the common stock of the Company. This transaction was retroactively reflected in the financial statements as of December 31, 2001. The Company paid fees of $59,520 in connection with the private placement. Additionally, the Company issued 129,837 warrants to finders to purchase the Company's common stock at an exercise price of $2.00. During 2001, holders of the Company's warrants exercised 2,462,500 warrants on a cashless basis and received 1,104,815 shares of the Company's common stock. During 2002, holders of the Company's warrants exercised 1,750 warrants on a cashless basis and received 705 shares of the Company's common stock. No underwriting discounts or commissions were paid to any person. As of March 12, 2002, all notes receivable have been fully paid by the investors.

On October 30, 2001, the Company issued and sold 1,000,000 shares of its common stock to one accredited investor in exchange for $2 million. The purchase price was $2.00 per share, of which $10,000 was payable in cash and $1,990,000 was payable in the form of a recourse promissory note, payable at the earlier of (i) six months after the registration statement covering the shares is declared effective or (ii) twelve months from the date of the purchase agreement. The Company also agreed to issue up to 500,000 warrants to purchase its common stock to the investor in the event it resells the shares at a purchase price of at least $2.00 per share. These warrants are exercisable for one year at an exercise price of $2 per share. In March 2002, when the shares could not be registered with the Securities and Exchange Commission while the promissory note was unpaid, the Company and the investor mutually rescinded this transaction and the Company retroactively reflected this rescission as of December 31, 2001.

On February 27, 2003, the Company entered into an agreement with a stockholder to repurchase 150,000 shares of common stock and warrants to purchase 300,000 shares of the Company's common stock for an aggregate cost of $300,000. The shares and warrants were to be repurchased in approximately equal installments over nine months, beginning in March and ending in November 2003. From March 24, 2003 through November 30, 2003, the Company repurchased 150,000 of the Company's common shares and warrants to purchase 300,000 common shares, paying $300,000. As of December 31, 2003, all shares and warrants repurchased under this agreement have been cancelled.

On March 4, 2003, the Company completed the repurchase from a stockholder of 12,939 shares of the Company's common stock together with warrants to purchase 25,878 shares of the Company's common stock at an aggregate cost of $25,878. As of December 31, 2003, all shares and warrants repurchased under this agreement have been cancelled.

On March 13, 2003, the Company completed the public sale of 4,500,000 shares of the Company's common stock at a price of $1.35 per share (see Note 6), whereby the Company received $5,900,584 in net proceeds.

On April 18, 2003, the Company established a stock repurchase program under which the Company's common stock, with an aggregate market value up to the lesser of $1 million or 1 million shares, may be acquired in the open market or through private or other transactions through September 30, 2004. As of December 31, 2003, the Company has repurchased and cancelled 44,500 shares its common stock at a cost of $28,835.

(B)  STOCK OPTIONS:

After the merger transaction, on June 28, 2000, the Company granted options to acquire 500,000 shares of the common stock of the Company to senior members of the Company's management at an exercise price of $2.00 per share. The options vest over a two to four year period and expire 5 years from their respective date of vesting.

The Company granted options to acquire 710,000 shares of the common stock of the Company to employees, officers and directors at an exercise price of $2.75 per share during the year ended December 31, 2001; 535,000 options were granted to officers and employees of which 25% vested immediately and the remainder vest over 3 years. The officer and employee options expire 5 years from their respective date of vesting. Each outside director of the Company was granted options to acquire 25,000 shares of the common stock of the Company, for a total of 175,000 options, effective upon his or her election or appointment to the board of directors. The outside director options vest over 5 years, beginning with the first anniversary date of his or her appointment to the board, and expire 3 years from their respective date of vesting.

On July 8, 2002, the Company granted options to acquire 100,000 shares of the common stock of the Company to an officer at an exercise price of $2.00 per share of which 25% vested immediately and the remainder vest over 3 years. The options expire 5 years from their respective date of vesting.

On April 18, 2003, the Company granted options to two directors to purchase 25,000 shares of the Company's common stock at an exercise price of $.45 per share. The options vest at the rate of 5,000 per year beginning on the first anniversary date of the grant and continuing annually thereafter and expire three years from their respective date of vesting. On June 2, 2003, the Company granted options to an officer to purchase 100,000 shares of the Company's common stock at an exercise price of $.77 per share. The options vest at the rate of 25,000 per year beginning on the date of the grant and continuing annually thereafter and expire five years from their respective date of vesting.

On June 2, 2003, the Company granted options to an officer to purchase 100,000 shares of the Company's common stock at an exercise price of $.77 per share of which 25% vested immediately and the remainder vest over 3 years. The options expire 5 years from their respective date of vesting.

As a result of employment terminations, resignations or retirements, as of December 31, 2003, options to purchase 390,000 shares of common stock by management or our employees have lapsed, and options to purchase 100,000 shares of our common stock granted to directors have lapsed.

A summary of the Company's stock option activity, and related information, follows:

                                             2003                  2002                    2001
                                      --------------------- ----------------------  ---------------------
                                           Weighted               Weighted               Weighted
                                            Average                Average                Average
                                            Exercise               Exercise               Exercise
                                       Options      Price     Options      Price     Options      Price
                                      ----------  ---------- ----------  ---------- ----------  ----------
        Outstanding at beginning
           of year                      945,000    $2.33     1,210,000     $2.44      500,000     $2.00
        Granted                         150,000      .66       100,000      2.75      710,000      2.75
        Exercised                             -                      -                      -
        Terminated                     (125,000)    2.30      (365,000)     2.75            -
                                      ----------             ----------             ----------
        Outstanding at end of year      970,000     2.08       945,000      2.33    1,210,000      2.44
                                      ==========             ==========             ==========

        Exercisable at end of year      706,260    $2.33       667,500     $2.22      503,750     $2.21

        Weighted average fair value
          of options granted during
          the year                        $0.53                  $0.98                  $1.98


The weighted-average remaining contractual life of these options is 5 years.

No compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the common stock upon date of grant. No adjustment has been made for the non-transferability of the options or for the risk of forfeiture at the time of issuance. Forfeitures are instead recorded as incurred. The Company has determined pro forma net earnings and net earnings per share information as if the fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to its employee stock-based compensation. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2003, 2002 and 2001 (see also - Note 2(i):


                                                 2003        2002        2001
                                                ------      ------      ------
     Risk-free interest rate                     2.68%       2.35%       4.51%
     Dividend yield                              0.00%       0.00%       0.00%
     Expected market price volatility factor     2.42        0.88        0.26
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

The following is a summary of total outstanding options and stock warrants at December 31, 2003:


                          Options and Warrants Outstanding          Options and Warrants Exercisable
                                                Weighted-Average
Range of Exercise             Weighted-Average      Remaining                      Weighted-Average
  Prices             Number    Exercise Price   Contractual Life      Number        Exercise Price
-----------------   --------  ----------------  -----------------    ---------      --------------
Options:
  $0.45-$2.75        970,000        $2.08           3.66 years         706,250            $2.23

Warrants:
  $2.00              100,000        $2.00           1.53 years         100,000            $2.00
                    ---------                                         ---------
Options and
  warrants          1,070,000       $2.07           3.46 years         806,260            $2.20
                    =========                                         =========


(C)  RETAINED EARNINGS:

The Company is limited in its ability to declare and pay dividends by the terms of certain debt agreements.


NOTE 10.  PENSION PLANS AND POSTRETIREMENT BENEFITS:

The Company has adopted the Color Image, Inc. Profit Sharing Retirement Plan. Under this defined contribution plan, employees with one year or more of service who have worked at least 1,000 hours and have reached age 21 are eligible for participation. Participants may contribute between 1% and 15% of their compensation as basic contributions. The Company will match 50% of the first 3% deferred by any participant. Company contributions vest from 20% in the second year of service to 100% in the sixth year. For the years ended December 31, 2003, 2002 and 2001, the Company incurred expenses of $23,532, $20,783 and $24,355, respectively.


NOTE 11.  INCOME TAXES:

The provision for income taxes is composed of the following :

                                       2003         2002        2001
                                   -----------  -----------  -----------
   Current:
            Federal                 $      --    $  70,538   $ 130,470
            State                          --       13,199      73,380
   Deferred:
            Federal                   243,100      160,482     (87,500)
            State                      45,600       30,027       5,440
                                   -----------  -----------  -----------
                                    $ 288,700    $ 274,246    $ 121,790
                                   ===========  ===========  ===========

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense attributable to income from continuing operations is:


                                         2003        2002       2001
                                      ---------   ---------   --------
    Tax at U.S. statutory rates         34.00%     34.00%       34.00%
    State income taxes net of
     Federal tax benefit                 4.02       6.38         6.16
    Other-net                            1.98      (1.48)       (7.74)
                                       --------   --------    --------
                                        40.00%     38.90%       32.42%
                                       ========   ========    ========

The components of the net deferred income tax asset as of December 31, 2003 and 2002, are as follows:


                                                 2003           2002
                                             ------------   ------------
Deferred tax assets:
  Inventory                                  $    40,000     $       --
  Accounts receivable                             27,000         24,388
  Accrued expenses                                 4,800         57,000
  Federal tax credits                                 --        110,000
  Net operating loss carry-forward               683,000         66,838
                                             ------------   ------------
                                                 754,800        258,226
  Valuation allowance for deferred tax assets   (334,800)            --
                                             ------------   ------------
                                                 420,000        258,226
Deferred tax liabilities:
  Fixed assets                                  (712,700)      (258,226)
                                             ------------   ------------
   Net deferred tax asset (liability)        $  (292,700)    $       --
                                             ============   ============

At December 31, 2003, the Company had net operating loss carryforwards (NOLs) of $1,752,000 for income tax purposes that expire in years beginning 2020.


NOTE 12. EMPLOYMENT AGREEMENTS:

On June 28, 2000, Color Imaging entered into employment agreements with its President, Chief Financial Officer and Vice President of Marketing and Sales. Each of the employment agreements has a 5-year term. Color Imaging is obligated to pay the President an annual salary of $150,000 with a guaranteed increase of 5% per annum over the term of the agreement. Color Imaging is obligated to pay the Chief Financial Officer an annual salary of $144,000 with a guaranteed increase of 5% over the term of his agreement. In addition to commissions earned under Color Imaging's sales incentive program, Color Imaging is obligated to pay the Vice President of Marketing and Sales an annual salary of $89,250 with a guaranteed increase of 5% per annum over the term of his agreement. Each employee may terminate the agreement upon 6 months notice to Color Imaging. Color Imaging may terminate each employee upon 6 months notice by Color Imaging; provided, however, that Color Imaging is obligated to pay to the employee his annual base salary, commissions or bonuses earned, and benefits for a period of 12 months after the date of such notice.

Each of the officers voluntarily waived the annual increases to their salaries that would have otherwise been payable upon the second anniversary of their respective contracts. The President and Chief Financial Officer voluntarily agreed to accept reduced annual increases upon the third anniversary of their respective agreements in the amount of 2.5%. On December 27, 2002, the employment agreement with the Vice President of Marketing and Sales was terminated, and in connection with his Salary Continuation and Deferred Compensation agreement of 1998 (the "SCDC Agreement") his salary was reduced to $45,500 effective December 30, 2002, and would be further reduced to $35,750 effective March 24, 2003. Commissions were made payable to the Vice President of Marketing and Sales on most of Color Imaging's sales, and his retirement date was extended from February 1, 2003 to December 31, 2003. On July 14, 2003, the Chief Financial Officer's employment agreement was modified, giving him the additional duties of marketing and sales, provide for commissions, a reduced base salary of $78,000 per annum and deleting the provision providing for a minimum 5% annual salary increase. On October 1, 2003, the Chief Financial Officers employment agreement was again amended to return his base salary to its former level of $151,200 and his commission program on certain sales of Color Imaging was modified.

The employment agreements with the above named officers also commits Color Imaging to purchasing, for their benefit, certain life insurance plans. Color Imaging pays the premiums and is the collateral assignee of four split dollar life insurance policies owned by the President. Pursuant to the policies, Color Imaging will, upon his death or earlier liquidation of each such policy, be entitled to the refund of all premium payments made by Color Imaging on the policies, and the balance of the proceeds will be paid to the President's designated beneficiaries. During 2003 the President repaid the loan due Color Imaging in connection with the split dollar life insurance policies, Color Imaging then released its collateral assignment of the policies and is no longer required to pay any premiums in connection with the four policies. The split dollar life insurance premiums paid by Color Imaging during 2003, 2002 and 2001 were $660, $22,773 and $13,526, respectively. The amount due from its President in connection with these life insurance policies at the years ended December 31, 2003, 2002 and 2001 was $0, $134,877 and $112,103, respectively. For the periods during which such plans were in place for the Chief Financial Officer for the years ended December 31, 2003, 2002, and 2001, Color Imaging paid or reimbursed the Chief Financial Officer $5,525, $6,446 and $0, respectively, for such supplemental life insurance plans. On July 14, 2003, the Chief Financial Officer's employment agreement was amended to delete the provision requiring Color Imaging to pay or reimburse premiums in connection with his supplemental life insurance policy. Color Imaging owns and is the beneficiary of a life insurance policy on its Vice President of Marketing and Sales to fund a Salary Continuation and Deferred Compensation Agreement (`SCDC Agreement"). Upon the officer's retirement, he, or his beneficiaries, are to receive 120 monthly payments of $2,500 per month or, as provided, the net present value of any unpaid amounts. The life insurance premiums paid by Color Imaging to fund the SCDC Agreement in 2003, 2002 and 2001 were $0, $20,882 and $21,977, respectively. The SCDC Agreement was modified on December 27, 2002, changing the retirement date of the Vice President of Marketing and Sales from February 1, 2003 to December 31, 2003. On June 27, 2003, the SCDC Agreement was further amended, provided for the retirement of the Vice President of Marketing and extended the date of his option to elect monthly payments or the assignment of the life insurance policy to January 31, 2004. During January 2004, subsequent to the balance sheet date, the former Vice President of Marketing and Sales elected to have the life insurance policy assigned to him, thereby canceling the obligation of Color Imaging to provide the 120 monthly payments of $2,500. As of December 31, 2003, the accrued liability of Color Imaging in connection with the future payments required under the SCDC Agreement was $200,338 and the cash surrender value of the life insurance policy was $188,138.

NOTE 13.  SIGNIFICANT CUSTOMERS:

For the 2003 year, two unrelated distributors/customers of imaging supplies accounted for 29% and 14% of net sales from continuing operations. For the 2002 year, two unrelated distributors/customers of imaging supplies accounted for 47% and 20% of net sales from continuing operations. For the 2001 year, three distributors/customers of imaging supplies accounted for 42%, 16% and 12% of net sales from continuing operations. The Company does not have a written or oral contract with any of these customers. All sales are made through purchase orders.

NOTE 14. SIGNIFICANT SUPPLIERS:

For the years ended December 31, 2003, 2002 and 2001, the Company purchased 43%, 44% and 51%, respectively, of its raw materials and supplies from one unrelated foreign supplier in connection with the sale of copier products. For the years ended December 31, 2003, 2002, and 2001, the Company purchased 16%, 10% and 7%, respectively, of its components and parts from a related supplier in connection with the sale of both copier and printer products. See also Note 6(b).

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per share data).

                                                                Quarter
                                          ----------------------------------------------------
    2003                                    First        Second         Third       Fourth
    ----                                  ---------     ---------     ---------    ---------
    Sales, net                            $ 5,629        $ 5,058       $ 5,361      $ 5,010
    Income from continuing operations         213            400           223         (169)
    Net income (loss)                         112            254           152          (85)

    Net income per share:
      Basic                                   .01            .02           .01          .00
      Diluted                                 .01            .02           .01          .00



                                                                Quarter
                                          --------------------------------------------------
    2002                                    First        Second         Third       Fourth
    ----                                  ---------     ---------     ---------    ---------

    Sales, net                            $ 7,661        $ 7,970      $  6,654      $ 5,715
    Income from continuing operations         369            187           300          132
    Net income, continuing operations         186             73           117           55
    Net income, discontinued operations       (70)           (93)          (98)           -
    Net income (loss)                         116            (20)           19           55

    Net income (loss) per share:
      Continuing operations                   .02            .01           .01          .01
      Discontinued operations                (.01)          (.01)         (.01)           -
                                          ---------     ---------     ---------    ---------
      Basic                                   .01              -             -          .01
                                          =========     =========     =========    =========
      Continuing operations                   .02            .01           .01          .01
      Discontinued operations                (.01)          (.01)         (.01)           -
                                          ---------     ---------     ---------    ---------
      Diluted                                 .01              -             -          .01
                                          =========     =========     =========    =========

NOTE 16. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region are as follows:

                                   2003                     2002                     2001
                         ----------------------   ----------------------    ---------------------
United States            $ 12,507,490      59%    $ 17,728,982      63%     $ 22,600,553      75%
Europe/Eastern Europe       4,416,152      21%       5,638,161      20%        5,255,415      18%
Mexico                      2,502,831      12%       2,477,862       9%          834,341       3%
Asia/Southeast Asia           814,387       4%       1,253,862       5%          647,146       2%
Other                         816,741       4%         901,442       3%          632,313       2%
                         ------------   -------   -------------   ------    ------------   -------
Total                    $ 21,057,601     100%    $ 28,000,309     100%     $ 29,969,768     100%
                         ============   =======   =============   ======    ============   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed on our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management does not expect that its disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, December 31, 2003, (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of Color Imaging's management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of Color Imaging's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to Color Imaging required to be included in our periodic SEC filings.

Changes in Disclosure Controls and Procedures

Although we concluded that our disclosures controls and procedures were effective at the end of fiscal 2003 and in each interim period of fiscal 2003, we recognized that further improvements could be made with regard to purchasing and receiving. During 2003 the improvements made to our internal controls included:

     o Hiring a purchasing agent and segregating the duties of the purchasing agent from those of warehouse receiving.

     o    Adopting a Code of Ethics for certain financial executives.

     o    Hiring  an   Information   Technology   Manager  and  removing   those
          responsibilities from the Controller.


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


           NAME                   AGE           SERVICE AS A DIRECTOR                           POSITION
---------------------------     -------     -----------------------------     -------------------------------------------
Jui-Kung Wang                     60        Since September 2001              Chief Executive Officer, Director
                                                                                 and Chairman of the Board
Sueling Wang, PhD                 50        Since June 2000                   President, Vice Chairman and Director
Morris E. Van Asperen             60        Since June 2000                   Executive Vice President, Chief Financial
                                                                                 Officer, Secretary and Director
Claude R. Aubert                  48        Since June 2003                   Vice President, Technology
Yi-Jen Wang                       27        Since April 2003                  Assistant Vice President and Director
Jui-Hung Wang                     57        Since June 2001                   Director
Jui-Chi Jerry Wang                47        Since June 2000                   Director
Richard S. Eiswirth               34        Since April 2003                  Director


Color Imaging's board of directors retains the responsibilities of the Compensation Committee, and upon the divestiture of Logical Imaging Solutions on September 30, 2002, and resultant resignation of the directors affiliated therewith, the responsibilities of the Audit Committee were performed by the entire board until the appointment of another independent director and audit committee member in April 2003.

The employment histories of Color Imaging's directors and executive officers is set forth below:

Jui-Kung (Elmer) Wang, Chief Executive Officer and Chairman of the Board since August 2003, has served as a director of Color Imaging since September 2001. He was a founder of Color Image, Inc. in 1989 and its Chairman until its merger with Color Imaging. He is a co-founder and has served as a director of General Plastic Industrial Co., Ltd, a leading Taiwan based manufacturer of after market injection molded cartridges and accessories for copiers and laser printers since 1978. In 1998 Mr. Wang was a founding member of Kings Brothers LLC, which leases space to Color Imaging we use for our headquarters and manufacturing facilities in Norcross, Georgia. Mr. Wang has been a professor of management with Tung-Hai University, Taiwan for over 20 years. He has received a bachelor's degree in economics, and MBA and PhD degrees in management.

Sueling Wang, PhD., became President and Vice-Chairman of Color Imaging in June 2000. From 1989 to 2000, he served as President and director of Color Image, Inc., which was merged with Color Imaging. Dr. Wang was also a founder of Color Image Inc. In 1998, Dr. Wang was a founding member of Kings Brothers LLC, which leases space to Color Imaging used for our headquarters and manufacturing facilities in Norcross, Georgia. Dr. Wang received a M.S. degree from the University of Windsor, in Ontario, Canada and a PhD degree from the University of Detroit. Dr. Wang's expertise in resin synthesis brought him into the toner industry and led to the formation of Color Image, Inc. in 1989.

Morris E. Van Asperen has served as Executive Vice President, Chief Financial Officer and director of Color Imaging since June 2000. In June 2001 he was made Secretary and on July 14, 2003, he was given the additional responsibilities of Marketing and Sales. From 1998 he served as director of Logical Imaging Solutions and was from August 2000 its Executive Vice President, Chief Financial Officer and Secretary until it was disposed of by Color Imaging in September 2002. In 1986 he was employed by the National Bank of California as Senior Vice President, Corporate Banking, and when he left the bank in July 2000 he was its Executive Vice President and Credit Administrator. Mr. Van Asperen also has extensive experience as a financial and management consultant to businesses of up to $50 million in revenues and 1,000 employees in construction, household goods, industrial glass, electronics manufacturing and software development. From 1977 to 1984, he served as Vice President & Chief Financial Officer of ATE Associates, Inc., a supplier of test fixtures and software for numerous military aircraft programs. Mr. Van Asperen received a B.S. degree in Mathematics from the University of Oklahoma and an M.B.A. degree from Pepperdine University.

Claude R. Aubert has served as Vice President of Technology, which includes research and development and manufacturing, of Color Imaging since June 2003. Prior to his joining Color Imaging in June 2003, Mr. Aubert used his time after leaving Coates Reprographics to visit and consider employment with other toner manufacturers. From June 2001 until late 2002 he was General Manager of Coates Electrographics, which include toner research and development within their world-wide development team. From April 1997 to May 2001 he was Director of Toner Technology for Turbon International, and from October 1986 through March 1997 he was a research and development project manager for them. From August 1984 until May 1986 he was a post-doctoral research fellow at the Department of Physics at the University of California. Mr. Aubert received his PhD in physics in 1984 from University of Basle, Switzerland.

Yi-Jen Wang has served as a director of Color Imaging since April 2003, and is an Assistant Vice President and Human Resources Manager, having first been employed by Color Imaging in February 2003. Prior to that she is attend the University of San Francisco, pursuing an MBA degree. From October 2000 to June 2001 Ms. Wang served as a property manager for Kings Brothers LLC. From June 1998 to August 2000 Ms. Wang served as controller for GPI-USA, Inc. until it discontinued its warehouse and marketing activities in the United States. From January 1997 to May 1998 Ms. Wang was a sales representative assistant for our affiliate General Plastic Industrial Co Ltd, Taiwan, R.O.C. Ms. Wang received a Bachelor of Arts degree in June 1998 from Providence University, Taiwan, R.O.C.

Jui-Hung (Jack) Wang has served as a director of Color Imaging since June 2001 and was Chairman from June 2002 through August 2003. He was a founder and director of Color Image, Inc. until its merger with Color Imaging. He is a founder and serves as Chairman of General Plastic Industrial Co., Ltd, a leading Taiwan based manufacturer of after market injection molded cartridges and accessories for copiers and laser printers. Since January 2001, Mr. Wang has served as a director of Taiwan Yu-Tzu Company, a food company. In 1998, Mr. Wang was a founding member of Kings Brothers LLC, which leases space to Color Imaging used for our headquarters and manufacturing facilities in Norcross, Georgia. From 1986 to 1994, Mr. Wang was mayor of Wu-Chi Town, Taiwan.

Richard S. Eiswirth has been a Director of the Company since April 2003 and is Chairman of the Audit Committee. Since April 2002 he has been involved in capital raising efforts for several start-ups. From August 1999 to April 2002, he was Senior Executive Vice President and Chief Financial Officer of Netzee, Inc., a publicly owned affiliate of The Intercept Group. Mr. Eiswirth was responsible for the initial public offering and the identification, evaluation and negotiation of ten acquisitions that fortified Netzee's product offerings. Additionally, he facilitated the disposition of three operating units during the company's restructuring. He has extensive experience in managing investment bankers, brokers, attorneys, and accountants. For nine years prior to joining Netzee, Mr. Eiswirth worked for Arthur Andersen LLP, where he was a senior manager. In this capacity he provided audit, accounting, due diligence, merger and acquisition, and consulting services to a variety of industries including real estate, technology, banking, insurance and financial services. A certified public accountant (CPA), Eiswirth graduated cum laude from Wake Forest University in 1991 with a Bachelor of Arts degree in accounting.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The members of the board of directors, certain executive officers of Color Imaging and persons who hold more than 10% of Color Imaging's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of common stock and their transactions in common, stock. Based upon the copies of
Section 16(a) reports that the Color Imaging received from such persons for their 2003 fiscal year transactions in the common stock and their common stock holdings, Color Imaging believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, board members and greater than ten-percent stockholders, excepting (a) the inadvertent failure to file a Form 3 by our affiliate General Plastic Industrial Co Ltd in connection with its beneficial ownership of Chi Fu Investment Co Ltd's greater than 10% holding of our common stock and (b) the filing of a Form 3 disclosing the initial holdings, consisting only of a stock option grant, to a newly hired vice president. One late Form 3 was filed on January 29, 2004, disclosing General Plastic Industrial Co Ltd's beneficial ownership in our common stock. One late Form 4 and one late Form 3 were filed for Claude R. Aubert, reflecting one exempt option grant.

AUDIT COMMITTEE COMPOSITION

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Richard S. Eiswirth, CPA, is the chairman and only member of the audit committee. The Company's Board of Directors has determined that all members of the Company's Audit Committee are "independent" as defined in Rules 1400(a)(14) of the NASDAQ listing standards.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company's Board of Directors has determined that in its judgment, Mr. Eiswirth qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). An audit committee financial expert is a person who has (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and
(5) an understanding of audit committee functions

CODE OF ETHICS

On December 29, 2003, the Company adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The Code of Ethics is filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation earned by our chief executive officer and the three other most highly compensated executive officers who were serving as such as of December 31, 2003, 2002 and 2001 (collectively, the Named Executive Officers), whose aggregate compensation for fiscal years 2003, 2002 and 2001 exceeded $100,000 for services rendered in all capacities to Color Imaging and its subsidiaries for that fiscal year.

                                         Annual Compensation                          Long Term Compensation
                             ----------------------------------------------  ----------------------------------------
                                                               Other Annual   Restricted     Securities       LTIP
                                                              Compensation      Stock        Underlying     Payments     All Other
Name and Principal Position    Year    Salary ($)  Bonus ($)      ($)(1)       Awards ($)   Options/SARS(#)    ($)     Compensation
---------------------------  -------- ----------- ----------- -------------- ------------ ---------------- ---------- --------------
Jui-Kung Wang (2)             2003       29,908      --           6,501          --             --            --           --
Chief Executive Officer       2002        N/A        --           1,000          --             --            --           --
                              2001        N/A        --            --            --           25,000          --           --

Dr. Sueling Wang (3)          2003      136,826    140,000        4,203          --             --            --           --
President                     2002      158,439      --          38,736          --             --            --           --
                              2001      158,423      --                          --           100,000         --           --

Morris E. Van Asperen (4)
Executive Vice President,     2003      162,001      --           9,204          --             --            --           --
Chief Financial Officer &     2002      151,200      --          14,353          --             --            --           --
Secretary                     2001      146,714      --           5,461          --           100,000         --           --

(1) For named executive officers the amount reported represents the cost of group insurance benefits, Color Imaging's matching contribution to the 401(k) plan for the officer, other life insurance policies maintained for him, and other compensation as further described in the notes for each officer, respectively.
(2) Mr. Wang was employed by Color Imaging on August 15, 2003, and other annual compensation included the personal benefit of his use of a company automobile of $4,442 and group life insurance benefit payments were $59. Also included in other annual compensation are the fees paid to the named executive officer while he was an outside director which were $ 2,000, $1,000 and $0 during 2003, 2002, and 2001, respectively. The options were granted upon the officer's initial appointment to the board of directors in September 2001 and vest ratably over the next five years upon the anniversary date of the grant and expire three years from their respective vesting dates. As of December 31, 2003, Mr. Wang had 25,000 options, 10,000 of which were vested, to purchase Color Imaging's common stock at an exercise price of $2.75.
(3) Other annual compensation includes split dollar and group life insurance premiums were $886, $22,773, and $13,526 during 2003, 2002 and 2001, respectively. During 2003 the officer repaid the loan due to the Color Imaging in connection with the split dollar life insurance policy and the collateral assignment of the policy was released by Color Imaging and the plan between Color Imaging and the officer was terminated. Options granted by action of the board on March 21, 2001. 25% vested immediately and the balance vest 25% per year upon each anniversary date of the grant. The options expire five years after their respective vesting date(s). As of December 31, 2003, Dr. Wang had 300,000 options, 275,000 of which were vested, to purchase Color Imaging's common stock at exercise prices of $2.00 and $2.75.
(4) Other annual compensation includes, by agreement, the reimbursement for a supplemental life insurance policy for the benefit of the officer. The life insurance premiums reimbursed or paid by Color Imaging, including those that are part of Color Imaging's group plan, in 2003, 2002 and 2001 were $5,525, $6,446, $0, respectively. In 2003 the officer voluntarily terminated the life insurance reimbursement program previously funded by Color Imaging; and, subsequently, the officer's employment agreement was modified to delete the provision of the additional life insurance benefit. Options granted by action of the board on March 21, 2001. 25% vested immediately and the balance vest 25% per year upon each anniversary date of the grant. The options expire five years after their respective vesting date(s). As of December 31, 2003, Mr. Van Asperen had 300,000 options, 250,000 of which were vested, to purchase Color Imaging's common stock at exercise prices of $2.00 and $2.75.

OPTION GRANTS TABLE

Options granted the Named Executive Officers during the year ended December 31, 2003 were:

                                                                                          Potential realizable
                                                                                          value at assume
                                                                                          annual rates of stock     Alternative to
                                                                                          price appreciation         (f) and (g):
                                      Individual Grants                                   for the option term      grant date value
  --------------------------------------------------------------------------------------  ----------------------- ------------------
                                             Percent of
                             Number of         total
                             securities     options/SARS
                             underlying       granted        Exercise or
                            Options/SARS    employees in      base price     Expiration                                Grant date
           Name                 (#)        fiscal year (%)     ($/Share)        date       5% ($) (f)  10% ($) (g)   present value $
  ------------------------ -------------- ----------------- --------------- ------------  ----------- ----------- ------------------

  Jui-Kung Wang (2)             None            N/A              N/A             N/A           N/A         N/A            N/A
  Chief Executive Officer

  Dr. Sueling Wang (3)          None            N/A              N/A             N/A           N/A         N/A            N/A
  President

  Morris E. Van Asperen
  Executive Vice
  President, Chief
  Financial Officer             None            N/A              N/A             N/A           N/A         N/A            N/A
  & Secretary

OPTION EXERCISES AND YEAR-END VALUE TABLE

None of the Named Executive Officers exercised stock options during 2003. The following table sets forth certain information regarding unexercised options held at year-end by each of the Named Executive Officers.


   AGGREGATED OPTION EXERCISES IN 2003 AND OPTION VALUES AT DECEMBER 31, 2003

                                                                                        NUMBER OF SECURITIES
                                                                                       UNDERLYING UNEXERCISED
                                                                                               OPTIONS
                                                                              ------------------------------------------
                                        SHARES
                                       ACQUIRED              VALUE
      NAME                            ON EXERCISE           REALIZED              EXERCISABLE           UNEXERCISABLE
      -------------------------    ----------------      ---------------      ------------------     -------------------
      Jui-Kung Wang                        0                     0                    10,000                15,000

      Sueling Wang                         0                     0                   275,000                25,000

      Morris E. Van Asperen                0                     0                   250,000                50,000

(1) Mr. Allison's options lapsed, without having been exercised, on September 27, 2003, as the result of his retirement from Color Imaging on June 27, 2003.

Based on the closing price of our common stock of $0.70 on December 31, 2003, no unexercised options were in the money for the Named Executive Officers.

EMPLOYMENT AGREEMENTS

On June 28, 2000, Color Imaging entered into employment agreements with its President, Chief Financial Officer and Vice President of Marketing and Sales. Each of the employment agreements has a 5-year term. Color Imaging is obligated to pay the President an annual salary of $150,000 with a guaranteed increase of 5% per annum over the term of the agreement. Color Imaging is obligated to pay the Chief Financial Officer an annual salary of $144,000 with a guaranteed increase of 5% over the term of his agreement. In addition to commissions earned under Color Imaging's sales incentive program, Color Imaging is obligated to pay the Vice President Marketing and Sales an annual salary of $89,250 with a guaranteed increase of 5% per annum over the term of his agreement. Each employee may terminate the agreement upon 6 months notice to Color Imaging. Color Imaging may terminate each employee upon 6 months notice by Color Imaging; provided, however, that Color Imaging is obligated to pay to the employee his annual base salary, commissions or bonuses earned, and benefits for a period of 12 months after the date of such notice.

Each of the officers voluntarily waived the annual increases to their salaries that would have otherwise been payable upon the second anniversary of their respective contracts. The President and Chief Financial Officer voluntarily agreed to accept reduced annual increases upon the third anniversary of their respective agreements in the amount of 2.5%. On December 27, 2002, the employment agreement with the Vice President of Marketing and Sale was terminated, and in connection with his Salary Continuation and Deferred Compensation agreement of 1998 (the "SCDC Agreement") his salary was reduced to $45,500 effective December 30, 2002, and would be further reduced to $35,750 effective March 24, 2003. Commissions were made payable to the Vice President of Marketing and Sales on most of Color Imaging's sales, and his retirement date was extended from February 1, 2003 to December 31, 2003. On July 14, 2003, the Chief Financial Officer's employment agreement was modified, giving him the additional duties of marketing and sales, provide for commissions, a reduced base salary of $78,000 per annum and deleting the provision providing for a minimum 5% annual salary increase. On October 1, 2003, the Chief Financial Officers employment agreement was again amended to return his base salary to its former level of $151,200 and his commission program on certain sales of Color Imaging was modified.

The employment agreements with the above named officers also commits Color Imaging to purchasing, for their benefit, certain life insurance plans. Color Imaging pays the premiums and is the collateral assignee of four split dollar life insurance policies owned by the President. Pursuant to the policies Color Imaging will, upon his death or earlier liquidation of each such policy, be entitled to the refund of all premium payments made by Color Imaging on the policies, and the balance of the proceeds will be paid to the President's designated beneficiaries. During 2003 the President repaid the loan due Color Imaging in connection with the split dollar life insurance policies, Color Imaging then released its collateral assignment of the policies and is no longer required to pay any premiums in connection with the four policies. The split dollar life insurance premiums paid by Color Imaging during 2003, 2002 and 2001 were $660, $22,773 and $13,526, respectively. The monies due from its President in connection with these life insurance policies at the years ended December 31, 2003, 2002 and 2001 was $0, $134,877 and $112,103, respectively. For the periods during which such plans were in place for the Chief Financial Officer for the years ended December 31, 2003, 2002, and 2001, Color Imaging paid or reimbursed the Chief Financial Officer $5,525, $6,446 and $0, respectively, for such supplemental life insurance plans. On July 14, 2003, the Chief Financial Officer's employment agreement was amended to delete the provision requiring Color Imaging to pay or reimburse premiums in connection with his supplemental life insurance policy. Color Imaging owns and is the beneficiary of a life insurance policy on its Vice President of Marketing and Sales to fund the SCDC Agreement. Upon the officer's retirement, he, or his beneficiaries, are to receive 120 monthly payments of $2,500 per month or, as provided, the net present value of any unpaid amounts. The life insurance premiums paid by Color Imaging to fund the SCDC Agreement in 2003, 2002 and 2001 were $0, $20,882 and $21,977, respectively. The SCDC Agreement was modified on December 27, 2002, changing the retirement date of the Vice President Marketing and Sales from February 1, 2003 to December 31, 2003. On June 27, 2003, the SCDC Agreement was further amended, provided for the retirement of the Vice President of Marketing and extended the date of his option to elect monthly payments or the assignment of the life insurance policy to January 31, 2004. During January 2004 the former Vice President of Marketing and Sales elected to have the life insurance policy assigned to him, thereby canceling the obligation of Color Imaging to provide the 120 monthly payments of $2,500. As of December 31, 2003, the accrued liability of Color Imaging in connection with the future payments required under the SCDC Agreement was $200,338 and the cash surrender value of the life insurance policy was $188,138.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The entire board of directors of the Company serves as the Compensation Committee of the Company. Directors Jui-Hung Wang, Jui-Kung Wang, Jui-Chi Wang, are owners in and Chairman, Auditor and President, respectively, of General Plastic Industrial Co., LTD (GPI), a Taiwanese manufacturer of injection molded cartridges and accessories for copiers and laser printers. For the twelve months ended December 31, 2003, 2002 and 2001 we purchased $2,091,785, $2,148,279 and
$2,061,683, respectively, of injected molded products from GPI.

On March 6, 2003, Color Imaging received from Chi Fu Investment Co Ltd $6,075,000 of subscription proceeds for the public sale of 4,500,000 of our common shares at a price of $1.35 per share in our offering on Form SB-2 filed with the Securities and Exchange Commission. Chi Fu Investment Co Ltd is a wholly owned subsidiary of our affiliate General Plastic Industrial Co., Ltd, and as of December 31, 2003 our directors Jui-Hung Wang, Jui-Chi Wang and Jui-Kung Wang each own 9.69%, 10.17% and 1.77%, respectively, of General Plastic Industrial Co., Ltd.

On June 1, 2003, Color Imaging entered into a Marketing and Licensing Agreement (refer to Exhibit 10.14 filed with Form 10-Q on October 28, 2003) with its affiliate General Plastic Industrial Co Ltd. Per the Marketing and Licensing
Agreement General Plastic Industrial Co Ltd agrees to indemnify and hold harmless Color Imaging for any costs and expense arising from any defective licensed product, and/or any recalled licensed product including litigation arising therefrom. In addition, General Plastic Industrial Co Ltd agrees to credit Color Imaging for product cost, shipping and related expenses arising from any defective licensed product, and/or any recalled licensed product.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to Color Imaging with respect to the beneficial ownership of Color Imaging's common stock as of February 3, 2004 by:

o each stockholder known by Color Imaging to own beneficially more than 5% of Color Imaging's common stock;

o    each Named Executive Officer;

o    each of Color Imaging's directors; and

o    all directors and executive officers as a group.

Except as otherwise indicated in the footnotes, Color Imaging believes that the beneficial owners of the common stock listed below, have sole voting power and investment power with respect to such shares of common stock indicated. In computing the number of shares beneficially owned by a person and the percent ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days of the date of this report are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percent ownership of any other person.


                                                                PERCENTAGE OF
NAME OF BENEFICIAL OWNER                  NO. OF SHARES          OWNERSHIP(1)
----------------------------------     -------------------    ------------------
Sueling Wang (2)                            1,981,551                 15.2%
Morris E. Van Asperen (3)                     380,906                  2.9%
Jui-Chi Wang (4)(5)                         5,209,450                 40.9%
Jui-Hung Wang (5)(6)                        5,209,178                 40.9%
Jui-Kung Wang (5)(7)                        4,826,209                 37.9%
Claude R. Aubert (8)                           25,000                    *%
Yi-Jen Wang                                    30,000                    *%
Richard S. Eiswirth                                 0                    *%
Chi Fu Investment Co Ltd  (5)               4,500,000                 35.3%
General Plastic Industrial Co., Ltd (5)     4,500,000                 35.3%
Executive officers and directors
   as a group (7 persons) (9)               8,662,294                 65.1%
----------------
* Less than 1%

(1) Percentage of ownership is calculated as required by Commission Rule 13d-3(d)(1). The table above includes the number of shares underlying options and warrants which are exercisable within 60 days after the date of this report.
(2) Includes: (a) 600,000 shares owned by Sueling Wang's four children, (b) 141,204 shares owned by Yik-Li Sih, Sueling Wang's wife, in which Dr. Wang may be deemed to have pecuniary interest. Dr. Wang disclaims beneficial ownership of such 741,204 shares. Also includes 275,000 shares subject to options that are currently exercisable.
(3) Includes  250,000 shares subject to options that are currently  exercisable.
(4) Includes 15,000 shares subject to options that are currently exercisable.
(5) Includes 4,500,000 shares held by Chi Fu Investment Co Ltd ("CFI"). CFI is a wholly owned subsidiary of General Plastic Industrial Co., Ltd ("GPI"). Jui-Hung Wang, Jui-Chi Wang and Jui-Kung Wang, owns 9.69%, 10.17% and 1.77%, respectively, of the outstanding common stock of GPI as of December 31, 2003. Each of Messrs. Wang disclaims beneficial ownership of the shares held by CFI except to the extent of his pecuniary interest.
(6) Includes  10,000 shares  subject to options that are currently  exercisable.
(7) Includes  10,000 shares  subject to options that are currently  exercisable.
(8) Includes 25,000 shares subject to options that are currently exercisable.
(9) Includes 585,000 shares subject to options that are exercisable within 60 days after the date of this prospectus.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors, Jui-Hung Wang, Jui-Kung Wang, Sueling Wang and Jui-Chi Wang, own Kings Brothers, LLC, the landlord from which we lease our Norcross, Georgia plant. For the twelve months ended December 31, 2003, 2002 and 2001 we paid Kings Brothers LLC $531,444, $518,484 and $505,836, respectively, in lease payments. The lease was made on April 1, 1999, and upon unanimous approval of the board of directors and the disinterested members of the board of directors, it was amended February 5, 2003, to extend its expiration from March 31, 2009 to March 31, 2013.

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

On June 1, 1999, the Development Authority of Gwinnett County, Georgia issued $4,100,000 of industrial development revenue bonds on behalf of us and Kings Brothers LLC. Pursuant to a certain joint debtor agreement we are jointly and severally liable with Kings Brothers to pay the amounts borrowed under the bond. The 3.5% revenue bonds are payable in varying annual principal and monthly interest payments through July 2019. The bonds are collateralized by all of our assets and the real property leased by us and owned by Kings Brothers. The majority of the proceeds $3,125,872 from the bond issue were used by us to relocate our manufacturing plant, make leasehold improvements at the new facility and to purchase certain manufacturing equipment. The remaining proceeds in the amount of $974,128 was used by Kings Brothers to pay down the mortgage on its real property, some of which is leased to us. The proceeds used by Kings Brothers have been recorded as a receivable on our financial statements. We entered into a Joint Debtor Agreement with Kings Brothers LLC concerning their rights, duties and obligations in connection with the bonds. Kings Brothers and we, collectively, are obligated to repay any outstanding debt under the bonds. Amounts receivable from Kings Brothers are secured by a lien on all of Kings Brothers' real estate, including the part we lease from them, and by personal guarantees by the members of Kings Brothers. Principal due and paid by Kings Brothers for the twelve months ended December 31, 2003, 2002 and 2001 was $83,160, $79,596 and $76,032, respectively. Interest due and paid by Kings
Brothers for the twelve months ended December 31, 2003, 2002 and 2001was $10,372, $14,612 and $30,368, respectively. As of December 31, 2003, the principal outstanding was $3,095,000 and the portion due to us from Kings Brothers was $735,340.

Directors Jui-Hung Wang, Jui-Kung Wang, Jui-Chi Wang, are owners in and Chairman, Auditor and President, respectively, of General Plastic Industrial Co., LTD (GPI), a Taiwanese manufacturer of injection molded cartridges and accessories for copiers and laser printers. For the twelve months ended December 31, 2003, 2002 and 2001 we purchased $2,091,785, $2,148,279 and $2,061,683, respectively, of injected molded products from GPI.

On March 14, 2002, we borrowed $500,000 from director, Sueling Wang, on an unsecured basis. The interest rate on the loan was 12% per annum, matured on March 14, 2003 and is evidenced in writing. On September 2, 2002, we entered into a modification agreement with Sueling Wang to change the terms of the note, extending the term to March 1, 2005, providing for a $100,000 principal payment, decreasing the interest rate to 6% per annum, providing for interest only payments through February 28, 2003, and providing for 24 monthly payments of principal and interest beginning on April 1, 2003, in the amount of $17,735.67. We borrowed the $500,000 amount to meet a supplier commitment for product. Interest paid Sueling Wang on the note for the years ended December 31, 2003 and 2002 was $14,641 and $36,296, respectively. As of December 31, 2003 and 2002, the principal outstanding was $105,000 and $400,000, respectively.

On August 21, 2002, we borrowed $100,000 from director, Jui-Chi Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. We borrowed this amount in order to repay $100,000 borrowed from director Sueling Wang on March 14, 2002. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $4,434. As of December 31, 2003 and 2002, the interest accrued and paid on the note was $ 5,115 and $2,170, respectively. As of December 31, 2003 and 2002, the outstanding principal balance on the note was $59,806 and $100,000, respectively.

On August 21 and September 2, 2002, we borrowed $200,000 and $300,000, respectively, from director, Jui-Hung Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. We borrowed this amount in order to make a principal payment due on our industrial development bond in the approximate amount of $255,000, for the acquisition of capital equipment in the approximate of $125,000 and for general corporate purposes. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $22,169.60. As of December 31, 2003 and 2002, interest accrued and paid on the note was $ 25,577 and $10,259, respectively. As of December 31, 2003 and 2002, the principal outstanding was $299,032 and $500,000, respectively.

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

On September 11, 2002, we entered into a share exchange agreement with four of our directors, Messrs. Brennan, St. Amour, Langsam and Hollander, whereby a new company, Digital Color Print, Inc., owned by them, acquired the capital stock of our wholly owned subsidiary, Logical Imaging Solutions, in exchange for approximately 1.6 million shares of the our common stock. On September 20, 2002, we entered into an amendment to the share exchange agreement pursuant to which the number of shares of the our common stock to be exchanged for the capital stock of Logical Imaging Solutions was increased from 1.6 million to 1.7 million and a requirement was added that Logical Imaging Solutions have at least

$100,000 on hand at closing. On September 30, 2002, the share exchange transaction was closed, and the 1.7 million shares of our stock were received and retired by our stock transfer agent (see Financial Statements "Note 3 - Discontinued Operations").

On March 6, 2003, Color Imaging received from Chi Fu Investment Co Ltd $6,075,000 of subscription proceeds for the public sale of 4,500,000 of our common shares at a price of $1.35 per share in our offering on Form SB-2 filed with the Securities and Exchange Commission. Chi Fu Investment Co Ltd is a wholly owned subsidiary of our affiliate General Plastic Industrial Co., Ltd, and as of December 31, 2003 our directors Jui-Hung Wang, Jui-Chi Wang and Jui-Kung Wang each own 9.69%, 10.17% and 1.77%, respectively, of General Plastic Industrial Co., Ltd.

On June 1, 2003, Color Imaging entered into a Marketing and Licensing Agreement (refer to Exhibit 10.14 filed with Form 10-Q on October 28, 2003) with its affiliate General Plastic Industrial Co Ltd. Per the Marketing and Licensing
Agreement General Plastic Industrial Co Ltd agrees to indemnify and hold harmless Color Imaging for any costs and expense arising from any defective licensed product, and/or any recalled licensed product including litigation arising therefrom. Further General Plastic Industrial Co Ltd agrees to credit Color Imaging for product cost, shipping and related expenses arising from any defective licensed product, and/or any recalled licensed product.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS IN FISCAL 2002 AND 2003

         During fiscal 2003 and 2002 the Company incurred the following fees for services performed by Lazar, Levine & Felix LLP:

                                       Fiscal 2003             Fiscal 2002
                                   --------------------    --------------------
         Audit Fees                $            78,671     $            91,717
         Audit Related Fees                          0                       0
         Tax Fees1                              15,000                  12,000
         All Other Fees2                         4,895                  19,236

     (1) The aggregate fees for all professional services related to tax compliance and the preparation and filing of Federal and state income tax returns.

     (2) Other services included in fees in connection with the review of Color Imaging's Registration Statement filings on Form SB-2 and the consent to the inclusion of Color Imaging's financial statements contained therein.

     The Company's audit committee approved all of the services described above. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors' independence.

AUDIT COMMITTEE'S PRE-APPROVAL POLICES AND PROCEDURES

     The Committee has the sole authority to appoint or replace, compensate, and oversee the work of any independent auditor, who must be, when required, a registered firm as defined by law, whose purpose is the preparation or issuance of an audit report or related work. The independent auditor's reports and other communications are to be delivered directly to the Committee, and the Committee is responsible for the resolution of disagreements between management and the independent auditor regarding financial reporting.

     The Committee pre-approves all audit and non-audit services and all engagement fees and terms in connection therewith, except as otherwise permitted by regulation or the exchange.

     The fees for professional services other than Audit Fees, in aggregate, for 2003 and 2002, approved by the Committee, were approximately $19,895 and $31,236, respectively. All of the hours expended on the principal accountant's engagement to audit the financial statements of Color Imaging for the year 2003 and 2002 were attributable to work performed by full-time, permanent employees of the principal accountant.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The consolidated financial statements required by this item are set forth on the pages indicated at Item 8.

(2) Financial Statement Schedule for the years ended December 31, 2003, 2002 and 2001:

Schedule II - Valuation and Qualifying Accounts is set forth below.

                                  FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------------------------------
                                  For the Year     Balance at     Charged
                                     Ended         Beginning     (credited)                   Balance at
                                  December  31,     of Year      to Expense    Write-offs    End of Year
                                  -------------    ----------    ----------    ----------    -----------
1. ALLOWANCE FOR
   DOUBTFUL ACCOUNTS
                                       2003        $   64,178    $   45,000    $   41,339    $   67,839
                                       2002            72,911            --         8,733        64,178
                                       2001           100,000       (27,089)           --        72,911

2. RESERVE FOR
   OBSOLETE INVENTORY
                                       2003        $   34,964    $  275,000    $  211,875    $   98,089
                                       2002        $   73,830    $  240,000    $  278,866    $   34,964
                                       2001            32,331        41,499            --        73,830

3. DEFERRED TAX
   VALUATION ALLOWANCE
                                       2003        $       --    $  334,800    $       --    $  334,800
                                       2002        $   53,760    $  (53,760)   $       --    $       --
                                       2001            90,000       (36,240)           --        53,760


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

Incorporated by reference herein to Item 15( c) below.

(b) Reports on Form 8-K.

None.

(c) Exhibits:

The following exhibits are filed herewith or incorporated herein by reference:

(a) EXHIBITS

    Exhibit
      No.      Description
   ----------  --------------
        2.1    Merger Agreement and Plan of  Reorganization  dated May 16, 2000,
               by  and  between  Advatex   Associates,   Inc.,  Logical  Imaging
               Solutions  Acquisition  Corp.,  Color Imaging  Acquisition Corp.,
               Logical  Imaging   Solutions,   Inc.,  and  Color  Image,   Inc.,
               incorporated by reference to the  Registrant's  Form 8-K filed on
               July 17, 2000.
        2.2    Amendment   No.   1  to  the   Merger   Agreement   and  Plan  of
               Reorganization dated June 15, 2000,  incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.
        2.3    Amendment   No.   2  to  the   Merger   Agreement   and  Plan  of
               Reorganization dated June 26, 2000,  incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.
      2.4(1)   Share Exchange  Agreement  dated as of September 11, 2002 between
               Color Imaging,  Inc.,  Logical Imaging  Solutions,  Inc., Digital
               Color Print,  Inc., and the  shareholders of Digital Color Print,
               Inc.,   incorporated   by   reference   to  Exhibit  2.1  to  the
               Registrant's Form 8-K filed September 26, 2002.
        2.5    Amendment No. 1 to Share Exchange Agreement dated as of September
               20, 2002 between Color Imaging,  Inc., Logical Imaging Solutions,
               Inc.,  Digital Color Print, Inc., and the shareholders of Digital
               Color Print,  Inc.,  incorporated  by reference to Exhibit 2.2 to the Registrant's Form 8-K filed September 26, 2002.
        3.1    Certificate  of  Incorporation,   incorporated  by  reference  to
               Exhibit 3.1 to the Registration statement on Form SB-2 filed July
               15, 2002.
        3.2    Bylaws, incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2002.
        4.1    Stock  Purchase  Agreement  between  the  Company and Wall Street
               Consulting  Corp.   dated  October  30,  2001,   incorporated  by
               reference  to Exhibit 4.1 to the  Registration  statement on Form
               SB-2 filed May 31, 2002.
        4.2    Promissory Note of Wall Street Consulting Corp. dated October 30,
               2001,   incorporated   by   reference   to  Exhibit  4.2  to  the
               Registration statement on Form SB-2 filed May 31, 2002.
        4.3    Form of Warrant issued to Selling  Stockholders,  incorporated by reference  to Exhibit 4.3 to the  Registration  statement on Form
               SB-2 filed November 28, 2001.
        4.4    Development  Authority  of Gwinnett  County,  Georgia  Industrial
               Development  Trust Indenture dated June 1, 1999,  incorporated by reference to Exhibit 4.27 to the  Registration  statement on Form
               SB-2 filed May 31, 2002.
        4.5    Loan  Agreement  between the Company,  Kings Brothers LLC and the
               Development  Authority of Gwinnett County,  Georgia dated June 1,
               1999,   incorporated   by   reference  to  Exhibit  4.28  to  the
               Registration statement on Form SB-2 filed May 31, 2002.
        4.6    Joint  Debtor  Agreement  dated June 28,  2000 by and among Color
               Image, Inc., Kings Brothers, LLC, Dr. Sueling Wang, Jui-Chi Wang,
               Jui-Kung Wang, and Jui-Hung  Wang,  incorporated  by reference to
               Exhibit  4.28 to the  Registration  statement  on Form SB-2 filed
               February 11, 2002.
        4.7    First  Amendment to Joint Debtor  Agreement dated January 1, 2001 by and among Color  Imaging,  Kings  Brothers,  LLC, Dr.  Sueling
               Wang,   Jui-Chi  Wang,   Jui-Kung   Wang,   and  Jui-Hung   Wang,
               incorporated  by reference  to Exhibit  4.29 to the  Registration statement on Form SB-2 filed February 11, 2002.
        4.8    $500,000  Promissory  Note between Color Imaging and Sueling Wang dated March 14, 2002,  incorporated  by reference to Exhibit 4.34 to the Registration statement on Form SB-2 filed April 11, 2002.
        4.9    $500,000  Promissory Note between Color Imaging and Jui Hung Wang dated August 21, 2002,  incorporated by reference to Exhibit 4.50 to the Registration statement on Form SB-2 filed October 2, 2002.
       4.10    $100,000  Promissory  Note between Color Imaging and Jui Chi Wang dated August 21, 2002,  incorporated by reference to Exhibit 4.51 to the Registration statement on Form SB-2 filed October 2, 2002.
       4.11    First Note Modification  Agreement between Sueling Wang and Color
               Imaging  dated  August 27,  2002,  incorporated  by  reference to
               Exhibit  4.52 to the  Registration  statement  on Form SB-2 filed
               October 2, 2002.
       4.12    Amended and restated  $1,500,000  revolving  note  between  Color
               Imaging and SouthTrust Bank dated June 16, 2003,  incorporated by reference to Exhibit 4.12 to the  Registrant's  Form 10-Q for the
               quarter ended June 30, 2003.
       4.13    Amended and restated  loan and security  agreement  between Color
               Imaging and SouthTrust Bank dated June 16, 2003,  incorporated by reference to Exhibit 4.13 to the  Registrant's  Form 10-Q for the
               quarter ended June 30, 2003.
       10.1*   Employment  Agreement  between Color Imaging and Dr. Sueling Wang dated June 28, 2000, incorporated by reference to Exhibit 10.2 to the Registration statement on Form SB-2 filed November 28, 2001.
       10.2*   Employment  Agreement  between  the  Company  and  Morris  E. Van
               Asperen dated June 28, 2000, incorporated by reference to Exhibit
               10.3 to the  Registration  statement on Form SB-2 filed  November
               28, 2001.
       10.3*   Employment  Agreement amendment between the Company and Morris E.
               Van Asperen  dated July 14,  2003,  incorporated  by reference to
               Exhibit 10.3 to the Registrant's  Form 10-Q for the quarter ended
               June 30, 2003.
      10.4+*   Second Amendment to the Employment  Agreement between the Company and Morris E. Van Asperen dated October 31, 2003.
       10.5*   Deferred  Compensation  Agreement  Amendment  between  Charles R.
               Allison and Color Imaging, Inc., December 27, 2002,  incorporated by reference to Exhibit 10.11 to the  Registrant's  Form 10-K for
               the year ended December 31, 2002.
       10.6*   Amendment  to  Deferred  Compensation   Agreement  between  Color
               Imaging and Charles R. Allison dated June 27, 2003,  incorporated by reference to Exhibit  10.5 to the  Registrant's  Form 10-Q for
               the quarter  ended June 30, 2003.
       10.7    Lease  Agreement  between Color  Imaging and  Kings Brothers  LLC dated April 1, 1999, incorporated  by reference  to Exhibit  10.5 to the Registration statement on Form SB-2 filed November 28, 2001.
       10.8    Amendment No. 1 to Lease Agreement  between the Company and Kings
               Brothers LLC dated April 1, 1999, incorporated by reference to Exhibit10.6 to the Registration statement on Form SB-2 filed
               November 28, 2001.

   Exhibit
     No.       Description
   ----------  --------------
       10.9    Commercial Lease Agreement  Amendment  between Kings Brothers LLC and Color Imaging,  Inc. dated February 5, 2003,  incorporated by reference to Exhibit 10.13 to the Registrant's  Form 10-K for the
               year ended December 31, 2002.
       10.10   Purchase and Sale and Release Agreement between Michael Edson and
               Color  Imaging,  Inc. dated  February 27, 2003,  incorporated  by reference to Exhibit 10.14 to the Registrant's  Form 10-K for the
               year ended December 31, 2002.
       10.11   Purchase and Sale and Release  Agreement  between Stephen Chromik and Color Imaging, Inc. dated February 27, 2003,  incorporated by reference to Exhibit 10.15 to the Registrant's  Form 10-K for the
               year ended December 31, 2002.
       10.12   Form of Indemnification  Agreement,  incorporated by reference to the post  effective  Amendment  No. 1 to Form SB-2 filed April 1,
               2003.
      10.13*   Stock Incentive Plan, incorporated by reference to Annex 1 to the
               Registrant's  Definitive Proxy Statement on Schedule 14A filed on
               May 5, 2003.
       10.14   Marketing  and  Licensing   Agreement   between  General  Plastic
               Industrial  Co Ltd and Color  Imaging,  Inc.  dated as of June 1,
               2003  and  incorporated  by  reference  to  Exhibit  10.14 to the
               Registrant's Form 10-Q for the quarter ended September 30, 2003.
       14.1+   Code of Ethics for Certain  Financial  Officers of Color Imaging,
               Inc. dated December 29, 2003.
       23.1+   Consent of Lazar Levine & Felix LLP
       31.1+   Chief executive officer's  certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2+   Chief financial officer's  certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1+   Chief executive officer's  certification  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2+   Chief financial officer's  certification  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------
+ Filed herewith.
* Management contract or compensatory arrangement or plan.
(1) Pursuant to Rule 601(b)(2), the schedules and exhibits to this Agreement shall not be filed. A list of the schedules and exhibits is contained on the last page of the Agreement. The Registrant agrees to furnish supplementally a copy of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COLOR IMAGING, INC.
                                        ("Registrant")



Dated: February 17, 2004                By:  /s/ Jui-Kung Wang
                                            ------------------------------------
                                            Jui-Kung Wang
                                            Chief Executive Officer and
                                            Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


          SIGNATURE                             TITLE                      DATE


/s/ Jui-Kung Wang             Chief Executive Officer and            February 17, 2004
---------------------------   Chairman (principal executive
Jui-Kung Wang                 officer)


/s/ Sueling Wang              President and Vice Chairman            February 17, 2004
---------------------------
Sueling Wang


/s/ Morris E. Van Asperen     Executive Vice President, Chief        February 17, 2004
---------------------------   Financial Officer and Secretary
Morris E. Van Asperen         (principal financial and accounting
                              Officer)

/s/ Jui-Hung Wang             Director                               February 17, 2004
---------------------------
Jui-Hung Wang


/s/ Jui-Chi Wang              Director                               February 17, 2004
---------------------------
Jui-Chi Wang


/s/ Yi-Jen Wang               Director                               February 17, 2004
---------------------------
Yi-Jen Wang


/s/ Richard S. Eiswirth       Director                               February 17, 2004
---------------------------
Richard S. Eiswirth



1715487