Form 10-Q
period 2004-03-31
COLOR IMAGING INC
filed 2004-04-30
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-18450

                               COLOR IMAGING, INC.
                               -------------------

             (Exact name of registrant as specified in its charter)


           DELAWARE                                     13-3453420
-----------------------------------         ------------------------------------
(State  or  other  jurisdiction  of         (I.R.S. Employer Identification No.)
   incorporation or organization)

4350 PEACHTREE INDUSTRIAL BOULEVARD, SUITE 100
         NORCROSS, GEORGIA 30071                                       30071
 -----------------------------------------------                     ----------
    (Address of principal executive offices)                         (Zip code)


                       (770) 840-1090 FAX (770) 242-3494
                       ---------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes No X

As of April 21, 2004, there were 12,713,005 shares of Common Stock outstanding.

                               COLOR IMAGING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


                                      INDEX



PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets at March 31, 2004
            (Unaudited) and December 31, 2003(Audited)........................3
          Condensed Statements of Operations (Unaudited)
            for the Three Months ended March 31, 2004 and 2003................4
          Condensed Statements of Cash Flows (Unaudited)
            for the Three Months ended March 31, 2004 and 2003................5
          Notes to Interim Unaudited Condensed Financial
            Statements .......................................................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................10
Item 3.   Quantitative and Qualitative Disclosures about Market Risks........22
Item 4.   Controls and Procedures ...........................................22



PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings .................................................24
Item 2.   Changes in Securities, Use of Proceeds and
            Issuers Purchases of Equity Securities...........................24
Item 3.   Defaults Upon Senior Securities....................................25
Item 4.   Submission of Matters to a Vote of Security Holders................25
Item 5.   Other information .................................................25
Item 6.   Exhibits and Reports on Form 8-K...................................26
Signatures...................................................................28
Exhibits

                          PART I: FINANCIAL INFORMATION

ITEM 1 -FINANCIAL STATEMENTS

                               COLOR IMAGING, INC.
                            CONDENSED BALANCE SHEETS

                                                                              31-Mar-04                 31-Dec-03
                               ASSETS                                        (Unaudited)                (Audited)
                                                                           ---------------            ---------------
  CURRENT ASSETS:
         Cash                                                               $  1,570,656               $  2,213,830
         Accounts receivable - net of allowance for doubtful accounts
           of $69,250 and $67,839 for 2004 and 2003, respectively              2,411,021                  1,941,404
         Inventories                                                           5,656,671                  5,624,328
         Related party portion of IDR bond - current                              87,912                     87,912
         Other current assets                                                     61,533                    114,721
                                                                           ---------------            --------------
                           TOTAL CURRENT ASSETS                                9,787,793                  9,982,195
                                                                           ---------------            --------------
  PROPERTY, PLANT AND EQUIPMENT - NET                                          6,950,768                  6,973,834
                                                                           ---------------            --------------
  OTHER ASSETS:
         Related party portion of IDR bond                                       647,428                    647,428
         Other assets                                                             39,846                    291,978
                                                                           ---------------           ---------------
                                                                                 687,274                    939,406
                                                                           ---------------           ---------------
                                                                            $ 17,425,835               $ 17,895,435
                                                                           ===============           ===============
              - LIABILITIES & STOCKHOLDERS' EQUITY -

  CURRENT LIABILITIES:
         Revolving credit lines                                             $         --               $         --
         Accounts payable                                                      2,078,403                  2,413,695
         Current portion of notes payable                                          5,723                      5,612
         Current portion of notes payable - related parties                      340,042                    343,736
         Current portion of bonds payable                                        370,000                    370,000
         Other current liabilities                                               201,572                    393,579
                                                                           ---------------           ---------------
                         TOTAL CURRENT LIABILITIES                             2,995,740                  3,526,622
                                                                           ---------------           ---------------
  LONG TERM LIABILITIES:
         Notes payable                                                            10,037                     11,509
         Notes payable - related parties                                          26,481                    120,102
         Bonds payable                                                         2,725,000                  2,725,000
         Deferred tax liability                                                  359,650                    292,700
                                                                           ---------------           ---------------
                           LONG TERM LIABILITIES                               3,121,168                  3,149,311
                                                                           ---------------           ---------------
  TOTAL LIABILITIES                                                            6,116,908                  6,675,933
                                                                           ---------------           ---------------
  COMMITMENTS & CONTINGENCIES

  STOCKHOLDERS' EQUITY:
         Common stock, $.01 par value, authorized 20,000,000 shares;
           12,730,505 shares issued and outstanding on March 31, 2004            127,305                    127,305
           and December 31, 2003, respectively.
         Additional paid-in capital                                           12,708,368                 12,708,368
         Treasury stock at cost                                               (   13,105)                        --
         Accumulated deficit                                                  (1,513,641)                (1,616,171)
                                                                           ---------------           ---------------
                                                                              11,308,927                 11,219,502
                                                                           ---------------           ---------------
                                                                            $ 17,425,835               $ 17,895,435
                                                                           ===============           ===============

See accompanying notes.

                               COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED MARCH 31,
                                                ------------------------------
                                                    2004               2003
                                                ------------      ------------
SALES                                           $ 5,601,217       $ 5,629,405
C0ST OF SALES                                     4,195,184         4,310,155
                                                ------------      ------------
GROSS PROFIT                                      1,406,033         1,319,250
                                                ------------      ------------
OPERATING EXPENSES
    Administrative                                  396,668           466,647
    Research & development                          310,176           271,967
    Sales & marketing                               598,084           367,274
                                                ------------      ------------
                                                  1,304,928         1,105,888
                                                ------------      ------------
INCOME FROM OPERATIONS                              101,105           213,362
                                                ------------      ------------

OTHER INCOME  (EXPENSE)
    Other income                                     93,580            48,146
    Financing expenses                              (23,955)          (75,966)
                                                ------------      ------------
                                                     69,625           (27,820)
                                                ------------      ------------

INCOME BEFORE TAXES                                 170,730           185,542
PROVISION FOR INCOME TAXES                           68,200            74,000
                                                ------------      ------------
NET INCOME                                      $   102,530       $   111,542
                                                ============      ============

     INCOME (LOSS)
     PER COMMON SHARE
        Basic                                   $       .01       $       .01
        Diluted                                 $       .01       $       .01
                                                ============      ============

     WEIGHTED AVERAGE
     SHARES OUTSTANDING
       Basic                                     12,730,505         9,332,780
       Assumed conversion                            17,857                --
                                                ------------      ------------
       Diluted                                   12,748,362         9,332,780
                                                ============      ============

See accompanying notes
                                        4

                               COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                2004            2003
                                                            ------------    ------------
Cash flows from operating activities:
  Net income from continuing operations                     $   102,530     $   111,542
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
        Depreciation and amortization                           148,404         146,726
        Deferred income taxes                                    66,950          72,000
    Decrease (increase) in:
        Accounts receivable and other receivables              (469,617)        115,455
        Inventories                                             (32,343)        163,228
        Prepaid expenses and other assets                       305,320         147,891
    Increase (decrease) in:
        Accounts payable and accrued liabilities               (527,299)       (869,387)
                                                            ------------    ------------
        Net cash (used in) operations                          (406,055)       (112,545)
                                                            ------------    ------------

Cash flows (used in) investing activities:
     Capital expenditures                                      (125,338)        (57,824)
                                                            ------------    ------------
        Net cash (used in)
             investing activities                              (125,338)        (57,824)
                                                            ------------    ------------
Cash flows from financing activities:
  Net (payments) under line of credit                                --      (1,022,470)
  Net proceeds from sale of common stock                             --       5,917,086
  Repurchase of common shares and warrants                      (13,105)        (59,223)
  Net (payments) under related party borrowings                 (97,315)       (250,947)
  Principal payments of long-term debt                           (1,362)     (1,332,407)
                                                            ------------    ------------
        Net cash (used in) provided by
             financing activities                              (111,781)      3,252,039
                                                            ------------    ------------
        Net (decrease) increase in cash                        (643,174)      3,081,670

Cash at beginning of year                                     2,213,830         128,501
                                                            ------------    ------------
Cash at end of period                                       $ 1,570,656     $ 3,210,171
                                                            ============    ============

Supplemental  disclosure of cash flow  Information:

         Cash paid during the period for:
         Interest and financing expense                     $    20,411     $    80,545
                                                            ============    ============
         Income taxes                                       $         0     $         0
                                                            ============    ============


See accompanying notes

                               COLOR IMAGING, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004


NOTE 2. COMMON STOCK AND EQUIVALENTS

During the first quarter ended March 31, 2004, the Company repurchased in the open market 17,500 shares of the Company's common stock at an average price of $0.75 per share. On April 1, 2004, the shares were cancelled and retired by the Company's transfer agent.

During the three months ended March 31, 2004 the Company did not grant any options to employees. In computing the number of options exercisable, shares of common stock subject to options or warrants that are currently exercisable or will become exercisable within 60 days of the date of this report are deemed outstanding. The following is a summary of total outstanding and exercisable options and stock warrants at March 31, 2004:



                                          Options and Warrants Outstanding             Options and Warrants Exercisable
                                                               Weighted-Average
Range of Exercise                           Weighted-Average        Remaining                       Weighted-Average
    Prices                     Number       Exercise Price     Contractual Life        Number        Exercise Price
---------------------         ---------     ----------------   -------------------     ---------    ----------------
Options $0.45-$2.75             970,000           $2.08             3.41 years          790,000           $2.25
Warrants $2.00                  100,000           $2.00             1.28 years          100,000           $2.00
                                            ----------------   -------------------     ---------    ----------------
Options and warrants          1,070,000           $2.07             3.20 years          890,000           $2.22
                                            ================                                        ================


On April 1, 2004 the Company granted options to an officer to purchase 100,000 shares of the Company's common stock at an exercise price of $.73 per share. Options to purchase 20,000 shares of the Company's common stock vested immediately and the remainder vest at the rate of 20,000 per year beginning on the first anniversary date of the grant and continuing annually thereafter and expire five years from their respective date of vesting.

NOTE 3. INVENTORIES

Inventories consisted of the following components as of March 31, 2004 and December 31, 2003:


                                       March 31, 2004    December 31, 2003
                                     -----------------   -----------------
Raw materials                          $ 1,271,928         $   631,960
Work-in-process                          1,930,297           1,715,684
Finished goods                           2,550,841           3,374,773
Obsolescence allowance                     (96,395)            (98,089)
                                     -----------------   -----------------
             Total                     $ 5,656,671         $ 5,624,328
                                     =================   =================

NOTE 4. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $1.5 million revolving line of credit, as amended, with an outstanding balance as of March 31, 2004 of $0, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of March 31, 2004, the interest rate was the one-month Libor rate of 1.04% plus 2.50% (3.59%). This revolving line of credit has a June 30, 2004 expiration date.

Under the line of credit, the Company is permitted to borrow up to 75% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $750,000 and not to exceed 50% of the total outstanding). On February 6, 2004, the Bank issued an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of a non-affiliated foreign supplier. The letter of credit has an expiration date of June 30, 2005. The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit and the obligations under the letter of credit. The Bank agreement also contains various covenants that the Company is required to maintain, and as of March 31, 2004, the Company was in compliance with these covenants.

NOTE 5. SIGNIFICANT CUSTOMERS

In the three month period ended March 31, 2004, one customer accounted for 30% of net sales. The Company does not have a written or oral contract with this customer. All sales are made through purchase orders. Accounts receivable from this customer at March 31, 2004, was $619,860.

NOTE 6. SIGNIFICANT SUPPLIERS

In the three months ended March 31, 2004, the Company purchased 33% and 21% of its raw materials, components and supplies from two foreign suppliers with the latter being an affiliate. On February 6, 2004, the Company's Bank issued on behalf of the Company an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of its largest non-affiliated foreign supplier. At March 31, 2004, the account payable to these suppliers was $608,897 and $255,476, respectively (see also Note 8).

NOTE 7. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region from continuing operations for the three-month periods ended March 31 are as follows:

                                                 2004            2003
                                             ------------    ------------
     Sales to Unaffiliated Customers:
     United States                           $ 3,182,361     $ 3,314,623
     Europe                                    1,222,352       1,142,286
     Mexico                                      808,546         670,635
     Asia                                        260,518         236,943
     All Others                                  127,440         264,918
                                             ------------    ------------
     Total                                   $ 5,601,217     $ 5,629,405
                                             ============    ============

NOTE 8. RELATED PARTY TRANSACTIONS:

(A)  LEASE:

Directors, Jui-Hung Wang, Jui-Kung Wang, Sueling Wang and Jui-Chi Wang, own Kings Brothers, LLC, the landlord from which the Company leases its Norcross, Georgia, plant. The real property lease agreement between the Company and Kings Brothers, LLC, was entered into on April 1, 1999, and was amended on February 5, 2003, extending the expiration date from March 31, 2009 to March 31, 2013. The rental payments for quarter ended March 31, 2004, were $136,182.

(B) INDUSTRIAL DEVELOPMENT REVENUE BOND

On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and Kings Brothers, LLC. The 1.03% revenue bonds, 2.03% inclusive of the 1% letter of credit fee, as of March 31, 2004, are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured, as amended on April 7, 2003, by specific equipment assets of the Company and by real property owned by Kings Brothers, LLC. The bonds along with the line of credit and term loan are held by two related financial institutions.

A loan agreement between the Authority and the Company and Kings Brothers, LLC allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to purchase and install certain manufacturing equipment, while $974,128 was used by Kings Brothers, LLC to pay down the mortgage on the real property leased to the Company. The Company and the Related Party are jointly obligated to repay any outstanding debt. Under the Joint Debtor Agreement of June 28, 2000, between the Company and the Kings Brothers, LLC, each has agreed to be responsible to the other for their share of the bond obligations and that any party causing an act of default shall be responsible for 100% of the bond obligations. The amount for which Kings Brothers, LLC is responsible to the Company is reflected in current and other assets of the Company. Kings Brothers, LLC amounts owed to the Authority are secured by a lien on the real property leased by the Company and by a personal guarantee, as amended, executed by Director and President of the Company, Sueling Wang. At this time, the Company believes that the Kings Brothers, LLC portion of the bond is fully collectible. As of March 31, 2004, the bond principal outstanding was $3,095,000 and the portion due from Kings Brothers, LLC was $735,340.

(C)  PURCHASES:

The Company purchased from an affiliate for the three months ended March 31, 2004, $730,065 of injection molded cartridges and accessories for copiers and laser printers. Accounts payable to the affiliate at March 31, 2004, was $255,476. See also Note 6.

(D) MARKETING AND LICENSE AGREEMENT:

On June 1, 2003, the Company entered into a Marketing and Licensing Agreement with its foreign affiliate. Per the Marketing and Licensing Agreement the affiliate agrees to indemnify and hold harmless the Company for any costs and expense arising from any defective licensed product, and/or any recalled licensed product including litigation arising therefrom. Further the affiliate agrees to credit the Company for product cost, shipping and related expenses arising from any defective licensed product, and/or any recalled licensed product.

(E) NOTES PAYABLE:

On March 14, 2002, the Company borrowed $500,000 from director, Sueling Wang, on an unsecured basis. The interest rate on the loan was 12% per annum, matured on March 14, 2003 and is evidenced in writing. On September 2, 2002, the note was modified to extend the term to March 1, 2005, provide for a $100,000 principal payment, decreased the interest rate to 6% per annum, provided for interest only payments through February 28, 2003, and 24 monthly payments of principal with interest extra beginning on April 1, 2003, in the amount of $7,500. The Company borrowed the $500,000 to meet a supplier commitment for product. Principal and interest paid Sueling Wang on the note for the quarter ended March 31, 2004 was $22,500 and $1,086, respectively. As of March 31, 2004 the principal outstanding was $82,500.

On August 21, 2002, the Company borrowed $100,000 from director, Jui-Chi Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to repay $100,000 borrowed from director Sueling Wang on March 14, 2002. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $4,434. Principal and interest paid Jui-Chi Wang on the note for the quarter ended March 31, 2004 was $12,469 and $833, respectively. As of March 31, 2004 the principal outstanding was $47,337.

NOTE 8. RELATED PARTY TRANSACTIONS (C0NTINUED):

On August 21 and September 2, 2002, the Company borrowed $200,000 and $300,000, respectively, from director, Jui-Hung Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to make a principal payment due on its industrial development bond in the approximate amount of $255,000, for the acquisition of capital equipment in the approximate amount of $125,000 and for general corporate purposes. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $22,170. Principal and interest paid Jui-Hung Wang on the note for the quarter ended March 31, 2004 was $62,345 and $4,163, respectively. As of March 31, 2004 the principal outstanding was $236,686.

(F) COMMON STOCK

On March 6, 2003, the Company received from Chi Fu Investment Co Ltd $6,075,000 of subscription proceeds for the public sale of 4,500,000 of its common shares at a price of $1.35 per share in its offering on Form SB-2 filed with the Securities and Exchange Commission. Chi Fu Investment Co Ltd is a wholly owned subsidiary of the Company's affiliate, General Plastic Industrial Co., Ltd, and as of March 31, 2004, Company directors Jui-Hung Wang, Jui-Chi Wang, Jui-Kung Wang and Sueling Wang each owned 9.69%, 10.17% and 1.77%, respectively, of General Plastic Industrial Co., Ltd.

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

COLOR IMAGING, INC.

Since 1989, Color Imaging has developed, manufactured and marketed products used in electronic printing. Color Imaging formulates and manufactures black text and specialty toners, including color and magnetic character recognition toners for numerous laser printers, facsimile machines and analog and digital photocopiers. Color Imaging's toners permit the printing of a wide range of user-selected colors and also the full process color printing of cyan, yellow, magenta and black. Magnetic character recognition toners enable the printing of magnetic characters that are required for the high-speed processing of checks and other financial documents. Color Imaging also supplies other consumable products used in electronic printing and photocopying, including toner cartridges, cartridge components, photoreceptors and imaging drums.

Color  Imaging  has  continually  expanded  its product  line and  manufacturing capabilities. This expansion, including expansion through sourcing from strategic partners, has led to the creation over the years of hundreds of different black text, color, magnetic character recognition and specialty toner formulations, including aftermarket toners and imaging products for printers and facsimile machines manufactured by Brother(TM), Canon(TM), Delphax(TM), Hewlett Packard(TM), IBM(TM), Lexmark(TM), Sharp(TM), Xerox(TM), Minolta(TM), Mita(TM), Panafax(TM), Pentax(TM), Pitney Bowes(TM), Epson(TM), Fuji-Xerox(TM), Toshiba(TM), Kyocera(TM), Okidata(TM), and Panasonic(TM). Color Imaging also manufactures and/or markets toners for use in Ricoh(TM), Lanier(TM), Gestetner(TM), Savin(TM), Sharp(TM), Xerox(TM), Canon(TM), Minolta(TM), Konica(TM), and Toshiba(TM) copiers. Color Imaging markets branded products directly to OEMs and its aftermarket products worldwide to distributors and re-manufacturers of laser printer toner cartridges and to OEM, distributors and dealers of copier products.

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

RECENT DEVELOPMENTS

On April 1, 2004, Patrick J. Wilson joined Color Imaging, Inc. as Senior Vice President of Marketing and Sales. With over thirty years in the copier and toner industry in executive, general management, marketing, manufacturing and sourcing positions, Mr. Wilson brings significant expertise in management, product development and marketing to Color Imaging. Prior to his appointment, he consulted with Color Imaging for three years; and was instrumental in significantly expanding our copier product line and distribution channels. Mr. Wilson began his career with 3M Copier Division which became Harris/3M and eventually Lanier Worldwide, a $1.2 billion company. He has a BS degree in Chemical Engineering from Michigan Tech and an MBA from Xavier University.

OVERVIEW

The following discussion and analysis should be read in conjunction with our financial data and our Financial Statements and notes appearing elsewhere in this report.

Net sales for the three months ended March 31, 2004 declined by approximately $28,000, or less than 1%, to $5.6 million, compared to 2003. Net sales in 2004 decreased primarily due to reduced sales to our largest customers for the first quarter 2004 compared to the same period of 2003. In the three months ended March 31, 2004 and 2003, our net sales were primarily generated from the sale of finished consumable products for electronic printers and photocopying machines and comprised approximately 76% and 71% of net sales, respectively. For the three months ended March 31, 2004 and 2003, our two largest imaging products customers accounted for 30% and 5% and 33% and 19% of net sales, respectively. Sales to these customers consist primarily of analog copier products, and as a result are expected to decline over time.

Net sales made outside of the United States increased to approximately $2.4 million, or 43% of total sales for the three months ended March 31, 2004, compared to $2.3 million, or 41% for the three months ended March 31, 2003. This increase in international sales resulted primarily from the increase in sales to customers other than our two largest customers.

The following table reflects the consolidated new orders, net of cancellations, revenues and backlog as of the beginning and end of the three months ended March 31, 2004, as well as for Color Imaging's two general product lines.


                              Backlog                            Backlog
                             at start                             at end
                                of         New         Net          of
                               Year       Orders     Revenue     Quarter
                             --------    --------    --------    --------
                                         (IN THOUSANDS OF DOLLARS)
2004:
  Copier Products            $  1,896    $  4,110    $  3,927    $  2,079
  Printer Products                575       1,783       1,674         684
                             --------    --------    --------    --------
     Total                      2,471       5,893       5,601       2,763
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

VALUATION OF LONG-LIVED ASSETS. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of our long-lived assets, such as our investment in our toner manufacturing equipment. We have approximately $8.1 million invested in such equipment and plant improvements, with a carrying value of $6.5 million, that have estimated lives of up to twenty years. Should competing technologies or offshore competitors cause our manufacturing technology to be non-competitive, or should other events or circumstances indicate that the carrying amount of these assets would not be recoverable, the estimated life of these assets may need to be shortened and their carrying value could be materially affected. If the sum of the undiscounted expected cash flows from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss is recognized.

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

RESULTS OF OPERATIONS

Color Imaging's net sales were $5.6 million for the three months ended March 31, 2004, a decrease of approximately 0.5% from March 31, 2003. The net sales by product category were as follows:

                                                        % Increase
 (Dollars in thousands)                 2004       %    (Decrease)      2003       %
                                     ----------  -----  ----------   ----------  -----
Product Category:
 Cartridges and bottles
  Copier finished products            $ 3,600      64%      18%      $ 3,051      54%
  Printer finished products               660      12%     (32%)         966      17%
                                     ----------         ----------   ----------
                                        4,260      76%       6%         4,017     71%

Bulk toner and parts                    1,341      24%     (17%)        1,612     29%
                                     ----------         ----------   ----------
      Total net revenue               $ 5,601     100%     ( 1%)      $ 5,629    100%
                                     ==========         ==========   ==========

The following table sets forth certain information derived from the Company's unaudited interim statements of operations:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 ----------------------
                                                  2004            2003
                                                 ------          ------
                                                (PERCENTAGE OF NET SALES)

     Net sales                                     100             100
     Cost of sales                                  75              77
     Gross profit                                   25              23
     Administrative expenses                         7               8
     Research and development                        5               5
     Sales and marketing                            11               6
     Operating income                                2               4
     Interest expense                                1               1
     Depreciation and amortization                   2               3
     Income before taxes                             3               3
     Provision for income taxes                      1               1
     Net income                                      2               2


THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

NET SALES. Our net sales decreased by $28,000, or 0.5%, to $5.6 million for the three months ended March 31, 2004, from $5,629 million for the three months ended March 31, 2003. Net sales made in the United States were $3.2 million, a decrease of $0.1 million, or 4%, from $3.3 million made in the comparable period in 2003. Net sales made outside of the United States increased by approximately $0.1 million, or 4%, for the current quarter compared to the same quarter of 2003. The decrease in net sales for the current quarter compared to that of a year ago from our two largest customers was offset by the increase in our sales to other customers. Of the $5.6 million in net sales, $3.6 million, or 64%, were attributable to our copier finished products, while net sales of these same products were $3.1 million, or 54%, for the comparable period in 2003. The revenue increase from copier finished products from 2003 to 2004 was 18%, reflecting primarily increased sales of our color toner products to customers other than our two largest customers. Sales of our laser finished products for the three months ended March 31, 2004 were $.66 million compared to $.97 million for the same period of 2003. We believe that sales of our copier products will continue to increase while sales of our laser printing products will be level or decrease during 2004, as the result of the sales of new copier color products recently introduced and increased competition for laser printer products.

COST OF GOODS SOLD. Cost of goods sold decreased by approximately $115,000, or 3%, to $4.2 million from $4.3 million for the three months ended March 31, 2004 and for the comparable period in 2003, primarily as the result of the decrease in lower margin net sales to our two largest customers. Cost of goods sold as a percentage of net sales decreased by 2 percentage points from 77% for the three months ended March 31, 2003 to 75% for the three months ended March 31, 2004, primarily as the result of reduced sales derived from certain very low margin products previously sold to our largest customer and a larger percentage of sales being derived from sales of products with higher gross margins. With the expected increase in sales derived from our copier color toner products, we expect our cost of goods sold to further decrease as a percentage of net sales even with increased sales derived from very low margin all in one imaging products.

GROSS PROFIT. As a result of the above factors, gross profit increased to $1.4 million in the three months ended March 31, 2004 from $1.3 million in the three months ended March 31, 2004, or approximately $89,000, while net sales for the same period decreased by $28,000. Gross profit as a percentage of net sales increased by 2 percentage points from 23% to 25% for the three months ended March 31, 2004, as compared to the corresponding period of the prior year.

OPERATING EXPENSES. Operating expenses increased $.2 million, or 18%, to $1.3 million in the three months ended March 31, 2004 from $1.1 million in the three months ended March 31, 2003. General and administrative, selling and R&D expenses increased, as a percentage of net sales, to 23% in the three months ended March 31, 2004 from 20% in the three months ended March 31, 2003. General and administrative expenses decreased approximately 15%, or $70,000 to $397,000 for the three months ended March 31, 2004 from the comparable period in 2003, largely resulting from decreased legal and professional fees in connection with our offering on Form SB-2 and our stock repurchase negotiations from an investor in our private placement closed in 2001 and no provision having been made for the bonus plan for 2004. Selling expenses increased by $231,000, or 63%, in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Selling expenses increased primarily as a result of increased commission and expense reimbursements of our manufacturer's representatives, advertising and promotional expenses and expenses in connection with our recently opened West Coast sales office. Research and development expenses increased by $38,000, or 14%, to $310,000 in the three months ended March 31, 2004, primarily as the result of increased payroll expenses and expenditures for product testing.

OPERATING INCOME. As a result of the above factors, operating income decreased by $112,000, or 53%, to a profit of $101,000 in the three months ended March 31, 2004 from $213,000 in the three months ended March 31, 2003.

INTEREST AND FINANCE EXPENSE. Interest expense decreased by $52,000, or 68%, in the three months ended March 31, 2004 from the three months ended March 31, 2003. The decrease was primarily the result of reduced borrowings, having used proceeds from our public offering on Form SB-2 to retire debt.

OTHER INCOME. Other income increased by $46,000, or 94%, from income of $48,000 to income of $94,000 in the three months ended March 31, 2004 from the three months ended March 31, 2003, primarily as the result of income derived from the exchange of Euros.

INCOME TAXES. As the result of our profit in the three months ended March 31, 2004, we recorded an income tax provision of $68,200 for the period, while the income tax provisions were $74,000 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, and December 31, 2003, our working capital and current ratio was approximately $6.8 million and $6.5 million and 3.27 to 1 and 2.83 to 1, respectively. Our working capital and current ratio have benefited primarily from the net proceeds we received from the public sale of our common stock during March 2003.

Cash flows used by operating activities were $406,000 in the three months ended March 31, 2004 compared to $112,000 in the three months ended March 31, 2003. The cash flows used by continuing operating activities in the three months ended March 31, 2004 increased primarily due to the increase in accounts receivable and a decrease in accounts payable and other liabilities.

Cash flows used in investing activities were $125,000 in the three months ended March 31, 2004, compared to $58,000 in the three months ended March 31, 2003. The increase in cash used in investing activities in the three months ended March 31, 2004, was entirely attributable to increased capital expenditures in connection with improvements being made to our factory.

The Company has a $1.5 million revolving line of credit, as amended, with an outstanding balance as of March 31, 2004 of $0, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of March 31, 2004, the interest rate was the one-month Libor rate of 1.04% plus 2.50% (3.59%). This revolving line of credit has a June 30, 2004 expiration date, and we plan to renew it for up to one year to expire June 30, 2005. Under the line of credit, the Company is permitted to borrow up to 75% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $750,000 and not to exceed 50% of the total outstanding). On February 6, 2004, the Bank issued an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of a non-affiliated foreign supplier. The letter of credit has an expiration date of June 30, 2005, and guarantees the payment of moneys owed the supplier for materials purchased from them by the Company. At March 31, 2004, the Company's accounts payable to this supplier were approximately $609,000. The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit and the obligations under the letter of credit.

The Bank agreement also contains various covenants that the Company is required to maintain, and as of March 31, 2004, the Company was in compliance with these covenants.

Cash flows used by financing activities were $112,000, primarily for the repayment of affiliate debt, for the three months ended March 31, 2004 compared to cash flows provided by financing activities of $3,252,000 for the same period in 2003, resulting largely from the $5,917,000 in net proceeds received for the public sale of our common stock to an affiliate.

On April 18, 2003, Color Imaging established a stock repurchase program under which Color Imaging's common stock, with an aggregate market value up to the lesser of $1 million or 1 million shares, may be acquired in the open market or through private or other transactions. Through April 21, 2004, Color Imaging has repurchased 62,000 shares of our common stock for approximately $42,000, or for an average price of $0.678 per share.

We believe that existing cash balances, cash expected to be generated by operating activities, and funds available under our credit facility will be, in aggregate, sufficient to finance our operating and investing activities for at least the next 12 months, which will include expenditures not to exceed approximately $450,000 for manufacturing, $150,000 for research and development equipment, $175,000 potentially for computer software upgrades to accommodate electronic data interchange, the repurchase of our stock under the stock repurchase program of up to the lesser of $1,000,000 or 1,000,000 shares of our common stock and any advances made by our bank on our behalf under our off-balance sheet arrangement of $1.5 million for a standby letter of credit issued to a non-affiliated foreign supplier.

FACTORS   THAT  MAY   AFFECT   FUTURE   RESULTS   AND   INFORMATION   CONCERNING
FORWARD-LOOKING STATEMENTS

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF CUSTOMERS.

For the quarter ended March 31, 2004, two customers accounted for approximately 35% of our net sales. We do not have contracts with these customers and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of either of these customers, including through an acquisition, other business combination or the loss by them of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers or substantial portions of our business with one or more of our major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

OUR RELIANCE ON SALES TO A FEW MAJOR CUSTOMERS AND GRANTING CREDIT TO THOSE CUSTOMERS PLACES US AT FINANCIAL RISK.

As of March 31, 2004, receivables from two customers comprised 29% of accounts receivable. A concentration of our receivables from a small number of customers places us at risk should these receivables become uncollectible. If any one or more of our major customers is unable to pay us it could adversely affect our results of operations and financial condition. Color Imaging attempts to manage this credit risk by performing credit checks, requiring significant partial payments prior to shipment where appropriate, and actively monitoring collections.

APPROXIMATELY 35% OF OUR BUSINESS DEPENDS ON A FOREIGN SUPPLIER APPROVED BY TWO OF OUR CUSTOMERS.

Some of our products incorporate technologies that are available from a particular foreign supplier that has been approved by one of our customers. Approximately 35% of our sales for the quarter ended March 31, 2004 were derived from products limited to a specific foreign supplier. For the quarter ended March 31, 2004, we purchased 33% of our supplies from that same foreign supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders. Should we be unable to obtain the necessary materials from this foreign supplier, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

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

OUR BUSINESS MIGHT BE ADVERSELY AFFECTED BY OUR DEPENDENCE ON FOREIGN BUSINESS.

We sell a significant amount of product to customers outside of the United States. International sales accounted for 43% and 41% of net sales in the quarters ended March 31, 2004 and 2003, respectively. We expect that shipments to international customers will continue to account for a material portion of net sales. During the quarter ended March 31, 2004, our sales were made to customers outside the United States as follows:

     o    Europe (including Eastern Europe) - 22%
     o    Mexico - 14%
     o    Asia/Southeast Asia - 5%
     o    Other - 2%

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

Most of our sales are priced in U.S. dollars, but because we began selling products in Europe denominated in Euros during 2001, fluctuations in the Euro could also cause our products there to become less affordable or less competitive or we may sell some products at a loss to otherwise maintain profitable business from a customer. We recorded gains of approximately $55,000 and $37,000 during the quarters ended March 31, 2004 and 2003, respectively, as a result of foreign currency transactions.

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

OUR RESULTS OF OPERATIONS MAY BE MATERIALLY HARMED IF WE ARE UNABLE TO RECOUP OUR INVESTMENT IN RESEARCH AND DEVELOPMENT.

The rapid change in technology in our industry requires that we continue to make investments in research and development in order to not only develop technologies that function like the OEMs' and do not infringe on the OEMs' intellectual property rights, but we must also enhance the performance and functionality of our products and keep pace with competitive products and satisfy customer demands for improved performance, features, functionality and costs. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements or that we will be able to secure the financial resources necessary to fund future development. Research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products. In addition, we cannot ensure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business could be seriously harmed if we are unable to sell our products at favorable prices or if the market in which we operate does not accept our products.

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

WE DEPEND ON THE EFFORTS AND ABILITIES OF CERTAIN SENIOR MANAGEMENT AND OTHER KEY PERSONNEL TO CONTINUE OUR OPERATIONS AND GENERATE REVENUES.

Our success depends to a significant extent on the continued services of senior management and other key personnel. While we do have confidentiality agreements with executive officers and certain other key individuals, we have few employment agreements and they may be terminated by either party upon giving the required notice. The loss of the services of any of our executive officers or other key employees could harm our business. Our success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for qualified employees in the industries in which we operate is intense. If we fail to hire and retain a sufficient number of qualified employees, our business will be adversely affected.

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

RISKS RELATING TO OWNING OUR COMMON STOCK:

OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN APPROXIMATELY 30% OF THE OUTSTANDING SHARES OF COMMON STOCK, AND AN AFFILIATE OWNS 35% OF OUR COMMON STOCK, ALLOWING THESE STOCKHOLDERS TO CONTROL MATTERS REQUIRING APPROVAL OF THE STOCKHOLDERS.

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

EXERCISE OF WARRANTS AND OPTIONS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK.

As of April 21, 2004, we had issued and outstanding 12,713,005 shares of common stock and 100,000 outstanding warrants and 970,000 outstanding options to purchase additional shares of common stock. The existence of the remaining warrants and options may adversely affect the market price of our common stock and the terms under which we obtain additional equity capital.

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

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE THE EFFECT OF MAKING IT MORE EXPENSIVE OR MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE, OR TO ACQUIRE CONTROL OF, US.

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

We estimate that about 80% of our transactions are denominated in U.S. dollars, excepting those sales in Euros. Accordingly, beginning in 2001, we became subject to foreign currency risk with respect to future costs or cash flows from our sales in Euros. We have adjusted our prices annually with our customer to reflect the change in the exchange rate and do not expect to be subject to material foreign currency risk, accordingly, with respect to those sales. As a result, to date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange. We incurred a net foreign currency transaction gain of approximately $55,000 in the quarter ended March 31, 2004, and we incurred a net foreign currency transaction gain of $149,000 and $2,858 in the years ended December 31, 2003 and 2002, respectively. Our pricing for our products sold in Euros is currently at the rate of 0.96 Euros relative to the U.S. dollar. A 10% change in the value of the Euro from .96 Euros relative to the United States dollar would cause approximately an $8,000 foreign currency translation adjustment in an average month, a type of other comprehensive income (loss), which would be a direct adjustment to stockholders' equity.

Our revolving line of credit bears interest based on interest rates tied to the prime rate or LIBOR rate, either of which may fluctuate over time based on economic conditions. As a result, we are subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and we are in a borrowing mode. At March 31, 2004, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

Color Imaging's investment policy requires investments with high credit quality issuers and or over night repurchase agreements with our bank. Investments made by Color Imaging will principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates of five years or less, or the overnight purchase of securities held in our bank's investment portfolio. Because of the credit criteria of Color Imaging's investment policies, the primary market risk associated with these investments is interest rate risk. Color Imaging does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. Color Imaging had $1.1 million invested in short-term securities available-for-sale through a fund at March 31, 2004, and we received dividends of approximately $11,000 while recording a net asset value decrease of approximately $1,100 for the quarter ended March 31, 2004.

Management believes that a reasonable change in raw material prices could have a material impact on future earnings or cash flows, because we generally are not able to offset increases to our costs with higher prices for our products.

ITEM 4. CONTROLS AND PROCEDURES

a) On April 27, 2004, our Chief Executive Officer and Chief Financial Officer participated in a meeting during which there was an evaluation of our disclosure controls and procedures as of March 31, 2004. Based on such evaluation, they believe such controls and procedures are effective.

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

b) Our Chief Executive Officer and Chief Financial Officer are involved in ongoing evaluations of internal controls. On April 27, 2004, in anticipation of the filing of this Form 10-Q, they reviewed our internal controls and have determined, based on such review, that, there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls during the quarter ended March 31, 2004.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUERS PURCHASE OF EQUITY SECURITIES

On January 23, 2003, the Company's registration statement on Form SB-2, registering up to 7 million shares of the Company's common stock, was declared effective (Registration Statement No. 333-76090), and the offering was commenced by the Company's officers and directors. On March 13, 2003, the Company completed the public sale of 4,500,000 shares of the Company's common stock at a price of $1.35 per share, whereby the Company received $6,075,000 in gross proceeds from an affiliate, and the Company terminated the offering before the sale of all 7 million of registered shares. The net proceeds received by the Company, after expenses of $174,416, was $5,900,584. None of the aforementioned expenses were direct or indirect payments to directors, officers, their associates or persons owning ten (10) percent or more of the common stock of the Company.

On April 18, 2003, the Company established a stock repurchase program under which the Company may purchase on the open market the lesser of the aggregate value of $1,000,000 or 1,000,000 shares in compliance with Rule 10b-18, and we have reallocated proceeds for this program.

Our intended uses, as reallocated, of the $6,075,000 of proceeds received from the public sale of our common stock, and our uses through March 31, 2004, are listed below in descending order of priority:

    Purpose:                                            Amount            Used        Reallocated       Remaining
    ------------------------------------------        -----------     ------------    ------------     -----------
    Accounts payable and other corporate
     and offering expenses . . . . . . . . . .        $ 1,000,000     $  (115,042)    $  (884,958)     $         0
    To retire debt (1) . . . . . . . . . . . .        $   350,000     $  (324,301)    $   (25,699)     $         0
    To retire debt (2) . . . . . . . . . . . .        $ 1,050,000     $  (956,883)    $   (93,117)     $         0
    To retire debt (3) . . . . . . . . . . . .        $         0     $  (235,000)    $   235,000      $         0
    To acquire capital assets. . . . . . . . .        $ 1,500,000     $  (318,774)    $         0      $ 1,181,226
    To repurchase our stock (4)                       $         0     $   (41,940)    $ 1,000,000      $   958,060
    For other general corporate purposes
     including working capital . . . . . . . .        $ 2,175,000     $(1,445,000)    $  (231,226)     $   498,774
                                                      -----------     ------------                     -----------
                                              Total:  $ 6,075,000     $(3,436,940)                     $ 2,638,060

    Pending application:
    -------------------
    Short-term investments . . . . . . . . . .                                                         $ 1,138,060
    Pay down of revolving line of credit . . .                                                         $ 1,500,000
    ----------------

(1) On November 30, 2000, we entered into a loan for $500,000 with a 5-year term, secured by specific manufacturing equipment, maturing November 30, 2004, with General Electric Capital Corporation for the purchase of toner manufacturing equipment. The interest rate is 10.214% and the monthly principal and interest payments were $10,676.39.
(2) On June 24, 1999, we entered into a loan for $1,752,000 with a 7-year term, secured by our business assets, maturing June 24, 2006, with SouthTrust Bank for the refinancing of obligations owing the bank for the acquisition of equipment and that due under a previous working capital line of credit. The interest rate is 7.90% per annum and the monthly principal and interest payments were $27,205.00.
(3) On July 24, 1999, as amended, we entered into a borrowing arrangement under a revolving line of credit in the maximum amount of $2.5 million. During March 2003 we temporarily used $1,735,000 of our proceeds from our public offering on Form SB-2 to pay down the line of credit to $0, which at that time had an interest rate of 3.8375%. On June 16, 2003, we renewed and restructured the line of credit with the bank, reducing the maximum availability to $1.5 million and permanently retiring $235,000.
(4) From July 2003 through March 31, 2004, under the repurchase program the Company has repurchased 62,000 shares of our common stock on the open market at an average price of $0.678. Approximately $958,000 remains available for future common stock repurchases.

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

There were no private purchases by the Company of its equity securities during the quarter ended March 31, 2004.

ISSUER MARKET PURCHASES OF EQUITY SECURITIES

On April 18, 2003, the Company established a stock repurchase program under which the Company may purchase on the open market the lesser of the aggregate value of $1,000,000 or 1,000,000 shares in compliance with Rule 10b-18 until September 30, 2004, and we have reallocated proceeds for this program. From July 2003 through March 31, 2004, under the repurchase program the Company has repurchased 62,000 shares of our common stock on the open market at an average price of $0.68. Approximately $958,000 remains available for future common stock repurchases.

--------------------------------------------------------------------------------------------------
                          ISSUER (MARKET) PURCHASE OF EQUITY SECURITIES
--------------------------------------------------------------------------------------------------
                                                                           Maximum Number
                                                      Total Number of      (or Approximate
                                                      Shares Purchased     Dollar Value) of
                      Total Number     Average Price  as Part of Publicly  Shares that May Be
                        of Shares        Paid per     Publicly  Announced  Purchased Under the
    Period              Purchased       Share ($)     Plans or Programs    Plans or Programs
-------------------- ---------------- --------------- -------------------- -----------------------
During 2003                   44,500       0.65                  44,500

During 2004
--------------------
January                        7,000       0.72                   7,000
February                       3,500       0.76                   3,500
March                          7,000       0.77                   7,000
                     ---------------- --------------- -------------------- -----------------------
Total 2004                    17,500       0.75                  44,500             1,000,000
                     ---------------- --------------- -------------------- -----------------------
Total                         62,000       0.68                  62,000             1,000,000


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
   No.         Description
---------      --------------
2.1            Merger Agreement and Plan of  Reorganization  dated May 16, 2000,
               by  and  between  Advatex   Associates,   Inc.,  Logical  Imaging
               Solutions  Acquisition  Corp.,  Color Imaging  Acquisition Corp.,
               Logical  Imaging   Solutions,   Inc.,  and  Color  Image,   Inc.,
               incorporated by reference to the  Registrant's  Form 8-K filed on
               July 17, 2000.
2.2            Amendment   No.   1  to  the   Merger   Agreement   and  Plan  of
               Reorganization dated June 15, 2000,  incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.
2.3            Amendment   No.   2  to  the   Merger   Agreement   and  Plan  of
               Reorganization dated June 26, 2000,  incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.
2.4(1)         Share Exchange  Agreement  dated as of September 11, 2002 between
               Color Imaging,  Inc.,  Logical Imaging  Solutions,  Inc., Digital
               Color Print,  Inc., and the  shareholders of Digital Color Print,
               Inc.,   incorporated   by   reference   to  Exhibit  2.1  to  the
               Registrant's Form 8-K filed September 26, 2002.
2.5            Amendment No. 1 to Share Exchange Agreement dated as of September
               20, 2002 between Color Imaging,  Inc., Logical Imaging Solutions,
               Inc.,  Digital Color Print, Inc., and the shareholders of Digital
               Color Print,  Inc.,  incorporated  by reference to Exhibit 2.2 to the Registrant's Form 8-K filed September 26, 2002.
3.1            Certificate  of  Incorporation,   incorporated  by  reference  to
               Exhibit 3.1 to the Registration statement on Form SB-2 filed July
               15, 2002.
3.2            Bylaws, incorporated by reference to the Registrant's Form 10-QSB for  the  quarter  ended  March  31,  2002.  4.1  Stock  Purchase
               Agreement  between the Company and Wall Street  Consulting  Corp.
               dated October 30, 2001,  incorporated by reference to Exhibit 4.1 to the Registration statement on Form SB-2 filed May 31, 2002.
4.2            Promissory Note of Wall Street Consulting Corp. dated October 30,
               2001,   incorporated   by   reference   to  Exhibit  4.2  to  the
               Registration statement on Form SB-2 filed May 31, 2002.
4.3            Form of Warrant issued to Selling  Stockholders,  incorporated by reference  to Exhibit 4.3 to the  Registration  statement on Form
               SB-2 filed November 28, 2001.
4.4            Development  Authority  of Gwinnett  County,  Georgia  Industrial
               Development  Trust Indenture dated June 1, 1999,  incorporated by reference to Exhibit 4.27 to the  Registration  statement on Form
               SB-2 filed May 31, 2002.
4.5            Loan  Agreement  between the Company,  Kings Brothers LLC and the
               Development  Authority of Gwinnett County,  Georgia dated June 1,
               1999,   incorporated   by   reference  to  Exhibit  4.28  to  the
               Registration statement on Form SB-2 filed May 31, 2002.
4.6            Joint  Debtor  Agreement  dated June 28,  2000 by and among Color
               Image, Inc., Kings Brothers, LLC, Dr. Sueling Wang, Jui-Chi Wang,
               Jui-Kung Wang, and Jui-Hung  Wang,  incorporated  by reference to
               Exhibit  4.28 to the  Registration  statement  on Form SB-2 filed
               February 11, 2002.
4.7            First  Amendment to Joint Debtor  Agreement dated January 1, 2001 by and among Color  Imaging,  Kings  Brothers,  LLC, Dr.  Sueling
               Wang,   Jui-Chi  Wang,   Jui-Kung   Wang,   and  Jui-Hung   Wang,
               incorporated by reference to Exhibit 4.29 to the Registration statement on Form SB-2 filed February 11, 2002.
4.8            $500,000  Promissory  Note between Color Imaging and Sueling Wang dated March 14, 2002, incorporated by reference to Exhibit 4.34 to the Registration statement on Form SB-2 filed April 11, 2002.
4.9            $500,000  Promissory Note between Color Imaging and Jui Hung Wang
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

Exhibit
   No.         Description
---------      ------------
10.1+*         Employment  Agreement between Color Imaging and Patrick J. Wilson dated April 1, 2004.
10.2+*         Amendment  to  Employment  Agreement  between  Color  Imaging and
               Morris E. Van Asperen dated April 23, 2004.
31.1+          Chief executive officer's  certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+          Chief financial officer's  certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+          Chief executive officer's  certification  pursuant to Section 906
               of  the   Sarbanes-Oxley  Act  of  2002.
32.2+          Chief financial officer's  certification  pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002.

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

                               COLOR IMAGING, INC.


                                       /S/ JUI-KUNG WANG
                                       --------------------------------------
April 27, 2004                         Jui-Kung Wang
                                       Chief Executive Officer





                                       /S/ MORRIS E. VAN ASPEREN
                                       --------------------------------------
                                       Morris E. Van Asperen
                                       Executive Vice President and
                                       Chief Financial Officer



                                       28

1759945