Form 10-Q
period 2004-06-30
COLOR IMAGING INC
filed 2004-07-30
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 2004

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       for the transition period from _______________ to _________________

                         Commission file number 0-18450

                       SECURITIES AND EXCHANGE COMMISSION

                               COLOR IMAGING, INC.

             (Exact name of registrant as specified in its charter)




                  Delaware                            13-3453420
   ------------------------------------     -----------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)


   4350 Peachtree Industrial Blvd, Suite 100
                Norcross, GA                               30071
   ------------------------------------------          -------------
   (Address of principal executive offices)             (Zip Code)


                                 (770) 840-1090
               Registrant's telephone number, including area code

                                 Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No x

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of July 26, 2004, there were 12,699,005 shares outstanding of Common Stock.

                               COLOR IMAGING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


                                      INDEX



PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets at June 30, 2004
          (Unaudited) and December 31, 2003(Audited)...........................3
          Condensed Statements of Operations (Unaudited)
          for the Three and Six Months ended June 30, 2004 and 2003............4
          Condensed Statements of Cash Flows (Unaudited)
          for the Six Months ended June 30, 2004 and 2003......................5
          Notes to Interim Unaudited Condensed Financial
          Statements ..........................................................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................10
Item 3.   Quantitative and Qualitative Disclosures about Market Risks.........23
Item 4.   Controls and Procedures.............................................23



PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................24
Item 2.   Changes in Securities and Use of Proceeds...........................24
Item 3.   Defaults Upon Senior Securities.....................................26
Item 4.   Submission of Matters to a Vote of Security Holders.................26
Item 5.   Other information ..................................................26
Item 6.   Exhibits and Reports on Form 8-K....................................26
Signatures....................................................................29
Exhibits

                         PART I: FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               COLOR IMAGING, INC.
                            CONDENSED BALANCE SHEETS
                                                                               30-Jun-04                 31-Dec-03
                              - ASSETS -                                      (Unaudited)                (Audited)
                                                                            ---------------            ---------------
   CURRENT ASSETS:
          Cash                                                               $  1,577,244               $  2,213,830
          Accounts receivable - net of allowance for doubtful accounts
            of $79,250 and $67,839 for 2004 and 2003, respectively              3,132,880                  1,941,404
          Inventories                                                           6,173,708                  5,624,328
          Related party portion of IDR bond - current                              87,912                     87,912
          Other current assets                                                    289,304                    114,721
                                                                            ---------------            --------------
                            TOTAL CURRENT ASSETS                               11,261,048                  9,982,195
                                                                            ---------------            --------------
   PROPERTY, PLANT AND EQUIPMENT - NET                                          6,834,064                  6,973,834
                                                                            ---------------            --------------
   OTHER ASSETS:
          Related party portion of IDR bond                                       647,428                    647,428
          Other assets                                                             35,852                    291,978
                                                                            ---------------           ---------------
                                                                                  683,280                    939,406
                                                                            ---------------           ---------------
                                                                             $ 18,778,392               $ 17,895,435
                                                                            ===============           ===============
               - LIABILITIES & STOCKHOLDERS' EQUITY -

   CURRENT LIABILITIES:
          Revolving credit line                                              $         --               $         --
          Accounts payable                                                      3,250,780                  2,413,695
          Current portion of notes payable                                          5,837                      5,612
          Current portion of notes payable - related parties                      268,084                    343,736
          Current portion of bonds payable                                        370,000                    370,000
          Other current liabilities                                               162,305                    393,579
                                                                            ---------------           ---------------
                          TOTAL CURRENT LIABILITIES                             4,057,006                  3,526,622
                                                                            ---------------           ---------------
   LONG TERM LIABILITIES:
          Notes payable                                                             8,533                     11,509
          Notes payable - related parties                                              --                    120,102
          Bonds payable                                                         2,725,000                  2,725,000
          Deferred tax liability                                                  491,550                    292,700
                                                                            ---------------           ---------------
                          LONG TERM LIABILITIES                                 3,225,083                  3,149,311
                                                                            ---------------           ---------------
   TOTAL LIABILITIES                                                            7,282,089                  6,675,933
                                                                            ---------------           ---------------
   COMMITMENTS & CONTINGENCIES

   STOCKHOLDERS' EQUITY:
          Common stock, $.01 par value, authorized 20,000,000 shares;
            12,713,005 and 12,730,505 shares issued and outstanding
            on June 30, 2004 and December 31, 2003, respectively.                 127,130                    127,305
          Additional paid-in capital                                           12,695,438                 12,708,368
          Treasury stock, at cost, 14,000 shares                                  (10,290)                        --
          Accumulated deficit                                                  (1,315,975)                (1,616,171)
                                                                            ---------------           ---------------
                                                                               11,496,303                 11,219,502
                                                                            ---------------           ---------------
                                                                             $ 18,778,392               $ 17,895,435
                                                                            ===============           ===============



                                                        See accompanying notes.

                                       3

                                           COLOR IMAGING, INC.
                                  CONDENSED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                  THREE MONTH PERIODS ENDED     SIX MONTH PERIODS ENDED
                                  -------------------------   --------------------------
                                    30-JUN-04     30-JUN-03     30-JUN-04     30-JUN-03
                                  ------------  -----------   ------------  ------------
SALES                             $ 5,669,139   $ 5,058,589   $11,270,356   $10,687,994

COST OF SALES                       4,142,981     3,519,174     8,338,165     7,829,329
                                  ------------  ------------  ------------  ------------
GROSS PROFIT                        1,526,158     1,539,415     2,932,191     2,858,665
                                  ------------  ------------  ------------  ------------
OPERATING EXPENSES

    Administrative                    342,365       426,144       739,033       892,791
    Research & development            290,927       325,514       601,103       597,481
    Sales & marketing                 606,018       388,346     1,204,102       755,620
                                  ------------  ------------   ------------  -----------
                                    1,239,310     1,140,004     2,544,238     2,245,892
                                  ------------  ------------   ------------  -----------
INCOME FROM OPERATIONS                286,848       399,411       387,953       612,773
                                  ------------  ------------   ------------  -----------

OTHER INCOME  (EXPENSE)
    Other income                       65,850        60,379        159,430      108,525
    Financing expenses                (23,132)      (34,298)      ( 47,087)    (110,264)
                                  ------------  ------------   ------------  -----------
                                       42,718        26,081        112,343     (  1,739)
                                  ------------  ------------   ------------  -----------

INCOME BEFORE TAXES                   329,566       425,492        500,296      611,034
PROVISION FOR INCOME TAXES            131,900       171,000        200,100      245,000
                                  ------------  ------------   ------------  -----------
NET INCOME                        $   197,666   $   254,492    $   300,196   $  366,034
                                  ============  ============   ============  ===========

     INCOME PER COMMON SHARE
        Basic                     $       .02   $       .02    $       .02  $       .03
        Diluted                           .02           .02            .02          .03
                                  ------------  ------------   ------------   ----------
                                  $       .02   $       .02    $       .02  $       .03
                                  ============  ============   ============  ===========

      WEIGHTED AVERAGE
      SHARES OUTSTANDING
        Basic                      12,701,338    12,887,408     12,710,236   11,134,003
        Assumed conversion                 --            --             --           --
                                  ------------  ------------   ------------  -----------
                                   12,701,338    12,887,408     12,710,235   11,134,003
                                  ============  ============   ============  ===========

                             See accompanying notes


                              COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIODS ENDED JUNE 30
                                   (UNAUDITED)

                                                             2004          2003
                                                        -----------    -----------

Cash flows from operating activities:
  Net income from continuing operations                $   300,196    $    366,034
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                        292,648         289,500
      Deferred income taxes                                198,850         248,534
  Decrease (increase) in:
        Accounts receivable and other receivables       (1,191,476)        421,144
        Inventories                                     (  549,380)     (1,245,550)
        Prepaid expenses and other assets                   81,543          74,583
  Increase (decrease) in:
        Accounts payable and accrued liabilities           605,811        (624,945)
                                                       -------------  -------------
        Net cash (used) in
               operating activities                       (261,808)       (470,700)
                                                       -------------  -------------

Cash flows (used) in investing activities:
     Capital expenditures                                 (152,878)       (146,819)
                                                       -------------  -------------
        Net cash (used) in
             investing activities                         (152,878)       (146,819)
                                                       -------------  -------------
Cash flows from financing activities:
  Net (payments) under line of credit                           --      (1,022,470)
  Net proceeds from sale of common stock                        --       5,917,086
  Repurchase of common shares and warrants                ( 23,395)       (176,207)
  Principal payments on related party borrowings          (195,754)       (344,989)
  Principal payments of long-term debt                    (  2,751)     (1,333,224)
                                                       -------------  -------------
         Net cash (used in) provided by
             financing activities                         (221,900)      3,040,196
                                                       -------------  -------------
         Net (decrease) increase in cash                  (636,586)      2,422,677

Cash at beginning of year                                2,213,830         128,501
                                                       -------------  -------------
Cash at end of period                                  $ 1,577,244     $ 2,551,178
                                                       =============  =============


                             See accompanying notes

                              COLOR IMAGING, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

NOTE 2. COMMON STOCK AND EQUIVALENTS

During the second quarter ended June 30, 2004, the Company repurchased in the open market 14,000 shares of the Company's common stock at an average price of $0.74 per share. For the six months ended June 30, 2004, the Company repurchased in the open market 31,500 shares of the Company's common stock at an average price of $0.74 per share. As of July 15, 2004, all of the shares repurchased by the Company through June 30, 2004, were cancelled and retired by the Company's transfer agent.

On April 1, 2004 the Company granted options to an officer to purchase 100,000 shares of the Company's common stock at an exercise price of $.73 per share. Options to purchase 20,000 shares of the Company's common stock vested immediately and the remainder vest at the rate of 20,000 per year beginning on the first anniversary date of the grant and continuing annually thereafter and expire five years from their respective date of vesting. On May 18, 2004, the Company granted 335,000 options to officers, 50,000 options to non-employee directors and 80,000 options to employees at an exercise price of $0.54. One-half of the options granted vested immediately and the remainder vest equally upon the next two anniversary dates of the grant and expire five years from their respective date of vesting.

In accordance with the provisions of SFAS No. 148, the Company has elected to continue applying the intrinsic value approach under APB No. 25 in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the exercise price at the grant date is equal to or greater than the fair market value of the stock at that date. The Company generally recognizes compensation expense only when it grants options with a discounted exercise price, at which time any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

                                                Six Months June 30,
                                              2004                 2003
                                         ------------          ------------
Net income, as reported                    $300,196               $366,034
Less: Pro forma stock based
   compensation expense - net of tax         47,777                 32,363
                                         ------------          ------------
Pro forma net income                       $252,419               $333,671
                                         ============          ============
Basic Earnings per share:
    As reported                              $ 0.02                $ 0.03
    Pro forma                                $ 0.02                $ 0.03

Diluted Earnings per share:
    As reported                              $ 0.02                $ 0.03
    Pro forma                                $ 0.02                $ 0.03

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods ended June 30, 2004 and 2003, respectively: expected volatility of 2.4 and .9, respectively; risk free interest rate of 2.5% and 2.7%, respectively; and expected lives of 2 to 7 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the average vesting period of the options.

In computing the number of options exercisable, shares of common stock subject to options or warrants that are currently exercisable or will become exercisable within 60 days of the date of this report are deemed outstanding. The following is a summary of total outstanding and exercisable options and stock warrants at June 30, 2004:



                                            Options and Warrants Outstanding      Options and Warrants Exerciable
                                                              Weighted-Average
 Range of Exercise                         Weighted-Average        Remaining                      Weighted-Average
     Prices                   Number       Exercise Price     Contractual Life        Number       Exercise Price
 ---------------------      ---------     ----------------   -------------------   -----------    ----------------
 Options $0.45-$2.75        1,420,000           $1.58             4.05 years          977,500           $1.90
 Warrants $2.00               100,000           $2.00             1.03 years          100,000           $2.00
                                          ----------------   -------------------   -----------    ----------------
 Options and warrants       1,520,000           $1.61             3.85 years        1,077,500           $1.91
                                          ================                                        ================

NOTE 3. INVENTORIES

Inventories consisted of the following components as of June 30, 2004 and December 31, 2003:

                                           June 30, 2004     December 31, 2003
                                         -----------------   -----------------
    Raw materials                          $  1,357,499        $   631,960
    Work-in-process                           1,903,875          1,715,684
    Finished goods                            3,022,306          3,374,773
    Obsolescence allowance                   (  109,972)           (98,089)
                                         -----------------   -----------------
                 Total                     $  6,173,708        $ 5,624,328
                                         =================   =================

NOTE 4. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $1.5 million revolving line of credit, as amended, with an outstanding balance as of June 30, 2004 of $0, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of June 30, 2004, the interest rate was the one-month Libor rate of 1.36% plus 2.50% (3.86%). This revolving line of credit has a June 30, 2005 expiration date.

Under the line of credit, the Company is permitted to borrow up to 75% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $750,000 and not to exceed 50% of the total outstanding). On February 6, 2004, the Bank issued an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of a non-affiliated foreign supplier. The letter of credit has an expiration date of June 30, 2005. The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit and the obligations under the letter of credit. The Bank agreement also contains various covenants that the Company is required to maintain, and as of June 30, 2004, the Company was in compliance with these covenants.

NOTE 5. EMPLOYMENT AGREEMENTS:

On April 1, 2004, the Company hired and entered into a two year employment agreement with the Senior Vice President of Marketing and Sales, providing the employee with an annual salary of $150,000, the lesser of three months severance or the remainder of the term of the agreement if terminated by the Company without cause and granting the employee options to purchase 100,000 shares of the Company's common stock. On April 19, 2004, upon the hiring of the Senior Vice President of Marketing and Sales, the Executive Vice President and Chief Financial Officer's responsibilities and duties were changed and the employment agreement between the Company and the Executive Vice President and Chief Financial Officer was amended, reducing annual salary from $151,190 to $120,000 and providing for a one-half of one percent (0.5%) commission on only the net sales of 100% new all-in-one products of the Company. On May 28, 2004, the duties and responsibilities of the Vice President of Technology were changed to encompass certain research and development projects and technical sales, and his title was changed to Vice President of Technical Sales and his $100,000 annual salary is to be reduced in equal amounts over four months until reaching $80,000 per annum.

NOTE 6. SIGNIFICANT CUSTOMERS

In the three and six month periods ended June 30, 2004, two customers accounted for 28% and 8% and 29% and 7%, respectively, of net sales. The Company does not have a written or oral contract with these customers. All sales are made through purchase orders. Accounts receivable from these customers at June 30, 2004, were $1,013,604 and $155,813, respectively.

NOTE 7. SIGNIFICANT SUPPLIERS

In the three and six month periods ended June 30, 2004 the Company purchased 28% and 30% of its raw materials, components and supplies from one supplier in connection with sales to its largest customers. At June 30, 2004, the accounts payable to this supplier was $1,011,918.

NOTE 8. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region from continuing operations for the six-month periods ended June 30 are as follows:

                                                 2004            2003
                                             -----------     -----------
     Sales to Unaffiliated Customers:
     United States                           $ 5,985,626     $ 6,347,513
     Europe/Eastern Europe                     2,730,799       2,348,586
     Mexico                                    1,663,119       1,252,150
     Asia/Southeast Asia                         556,494         360,481
     South America                                92,337          53,512
     Others                                      241,981         325,752
                                             -----------     -----------
     Total                                   $11,270,356     $10,687,994
                                             ===========     ===========

NOTE 9. RELATED PARTY TRANSACTIONS:

 (A) LEASE:

Directors, Jui-Hung Wang, Jui-Kung Wang, Sueling Wang and Jui-Chi Wang, own Kings Brothers, LLC, the landlord from which the Company leases its Norcross, Georgia, plant. The real property lease agreement between the Company and Kings Brothers, LLC, was entered into on April 1, 1999, and was amended on February 5, 2003, extending the expiration date from March 31, 2009 to March 31, 2013. The rental payments for the six months ended June 30, 2004 and 2003 were $272,364 and $265,722 respectively.

(B) INDUSTRIAL DEVELOPMENT REVENUE BOND

On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and Kings Brothers, LLC. The 1.09% revenue bonds, 2.09% inclusive of the 1% letter of credit fee, as of June 30, 2004, are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured, as amended on April 7, 2003, by specific equipment assets of the Company and by real property owned by Kings Brothers, LLC. Two related financial institutions hold the bonds, along with the line of credit and term loan.

A loan agreement between the Authority and the Company and Kings Brothers, LLC allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to relocate, purchase and install certain manufacturing equipment, while $974,128 was used by Kings Brothers, LLC to pay down the mortgage on the real property leased to the Company. The Company and the Related Party are jointly obligated to repay any outstanding debt. Under the Joint Debtor Agreement of June 28, 2000, between the Company and the Kings Brothers, LLC, each has agreed to be responsible to the other for their share of the bond obligations and that any party causing an act of default shall be responsible for 100% of the bond obligations. The amount for which Kings Brothers, LLC is responsible to the Company is reflected in current and other assets of the Company. Kings Brothers, LLC amounts owed to the Authority are secured by a lien on the real property leased by the Company and by a personal guarantee, as amended, executed by Director and President of the Company, Sueling Wang. At this time, the Company believes that the Kings Brothers, LLC portion of the bond is fully collectible. As of June 30, 2004, the bond principal outstanding was $3,095,000 and the portion due from Kings Brothers, LLC was $735,340.

(C) PURCHASES:

The Company purchased from an affiliate for the three and six months ended June 30, 2004, $863,726 and $1,593,791 of injection molded cartridges and accessories for copiers and laser printers. Accounts payable to the affiliate at June 30, 2004, was $791,713.

NOTE 9. RELATED PARTY TRANSACTIONS (C0NTINUED):

(D) MARKETING AND LICENSE AGREEMENT:

On June 1, 2003, the Company entered into a Marketing and Licensing Agreement with its foreign affiliate. Per the Marketing and Licensing Agreement the affiliate agrees to indemnify and hold harmless the Company for any costs and expenses arising from any defective licensed product, and/or any recalled licensed product including litigation arising therefrom. Further the affiliate agrees to credit the Company for product cost, shipping and related expenses arising from any defective licensed product, and/or any recalled licensed product. Effective April 1, 2004, the parties agreed to amend the Marketing and Licensing Agreement to reduce the costs of the product to the Company and to include a royalty payment by the Company to the affiliate based on the net profit realized upon the sale of the products, after certain marketing expenses of the Company.

(E) NOTES PAYABLE:

On March 14, 2002, the Company borrowed $500,000 from director, Sueling Wang, on an unsecured basis. The interest rate on the loan was 12% per annum, matured on March 14, 2003 and is evidenced in writing. On September 2, 2002, the note was modified to extend the term to March 1, 2005, provide for a $100,000 principal payment, decrease the interest rate to 6% per annum, provide for interest only payments through February 28, 2003, and 24 monthly payments of principal with interest extra beginning on April 1, 2003, in the amount of $7,500. The Company borrowed the $500,000 to meet a supplier commitment for product. Principal and interest paid Sueling Wang on the note from January 1 through June 30, 2004, was $45,000 and $2,320, respectively. As of June 30, 2004 the principal outstanding was $60,000.

On August 21, 2002, the Company borrowed $100,000 from director, Jui-Chi Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to repay $100,000 borrowed from director Sueling Wang on March 14, 2002. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $4,434. Principal and interest paid Jui-Chi Wang on the note from January 1 through June 30, 2004 was $25,126 and $1,478, respectively. As of June 30, 2004 the principal outstanding was $34,681.

On August 21 and September 2, 2002, the Company borrowed $200,000 and $300,000, respectively, from director, Jui-Hung Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to make a principal payment due on its industrial development bond in the approximate amount of $255,000, for the acquisition of capital equipment in the approximate amount of $125,000 and for general corporate purposes. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $22,170. Principal and interest paid Jui-Hung Wang on the note from January 1 through June 30, 2004 was $125,628 and $7,389, respectively. As of June 30, 2004 the principal outstanding was $173,403.

(F) COMMON STOCK

On March 6, 2003, the Company received from Chi Fu Investment Co Ltd $6,075,000 of subscription proceeds for the public sale of 4,500,000 of its common shares at a price of $1.35 per share in its offering on Form SB-2 filed with the Securities and Exchange Commission. Chi Fu Investment Co Ltd is a wholly owned subsidiary of the Company's affiliate, General Plastic Industrial Co., Ltd, and as of June 30, 2004, Company directors Jui-Hung Wang, Jui-Chi Wang, Jui-Kung Wang and Sueling Wang each owned 9.69%, 10.17%, 1.77% and 0%, respectively, of General Plastic Industrial Co., Ltd.

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

RECENT DEVELOPMENTS

The Company's product strategy is focused on the development and introduction of 100% new products, including, particularly, all-in-one imaging, toner and drum cartridges and color toner cartridges used in copiers and printers. In 1999 approximately 10% of the Company's sales were derived from finished products, while, at this time, nearly 80% of the Company's sales are derived from finished products.

Under the Marketing and Licensing Agreement between the Company and its affiliate, entered into in 2003 and amended effective April 1, 2004, to include a profit sharing and royalty arrangement, the Company began selling 100% new all-in-one imaging, toner and drum cartridges manufactured by its affiliate for use in printers or personal copiers manufactured by Xerox(TM), Canon(TM), Hewlett Packard(TM), Brother(TM) and Sharp(TM). The Company expects the sales of these products and other all-in-one products in development to increase substantially by the end of calendar year 2004, if the Company is successful in expanding the sale of these products to large regional, national or international retailers.

Through June 30, 2004, the Company's net sales for these all-in-one products were:

     Quarter      3rd Qtr 2003    4th Qtr 2003    1st Qtr 2004    2nd Qtr 2004
                  ------------    ------------    ------------    ------------
     Net Sales      $64,414         $64,457          $158,311        $657,771

As of June 30, 2004, the backlog of the Company for these products was $379,651.

The Company continues to focus increasingly on the development and introduction of 100% new color toner cartridges for use in 25 to 45 page per minute networked, full-color, copiers and printers manufacturer by Ricoh(TM), Canon(TM), Konica(TM), Minolta(TM), Savin(TM), Gestetner(TM) and Lanier(TM). Last year the Company successfully introduced 100% new color toner cartridges for use in Ricoh's AP3800c copier, a 38 page per minute black and 24 page per minute full-color copier, and the Company has either just recently or is about to introduce color toners for Ricoh's CL3000, CL5000 and CL7000 printers and its 1224/1232 copier. The Company expects to introduce during 2004 color toners and or toner cartridges for Ricoh 2232/2238, Minolta 2002/3102 and Konica/Minolta C350 full color copiers.

OVERVIEW

The following discussion and analysis should be read in conjunction with our financial data and our Financial Statements and notes appearing elsewhere in this report.

Net sales for the three months ended June 30, 2004, increased by approximately $610,000, or 12%, to $5.7 million compared to 2003. Net sales for six months ended June 30, 2004 increased by approximately $582,000, or 5%, to $11.3 million compared to 2003. Net sales in 2004 increased primarily due to increased sales from the Company's copier and all-in-one products, more than offsetting the decline in sales from the sales of our two largest customers from approximately $3,989,000 for the six months ended June 30, 2004, compared to approximately $5,200,000 for the same periods in 2003, a decrease of approximately 23%. Sales to these customers consist primarily of analog copier products, and as a result are expected to decline over time. In the three and six month periods ended June 30, 2004, our net sales were primarily generated from the sale of finished consumable products for electronic printers and photocopying machines and comprised approximately 81% and 79% of net sales, respectively. For the three and six month periods ended June 30, 2003, our net sales from the sale of finished products comprised approximately 73% and 72% of net sales, respectively.

Net sales made outside of the United States for the three and six month periods ended June 30, 2004, were approximately $2.9 and $5.3 million, respectively, or 51% and 47% of total sales, and increased by approximately $0.8 million, or 41%, and $0.9 million, or 22%, over the same periods in 2003. This increase in international sales resulted primarily from the increase in sales to customers other than our two largest customers.

The following table reflects the consolidated new orders, net of cancellations, revenues and backlog as of the beginning and end of the three and six months ended June 30, 2004, as well as for Color Imaging's two general product lines.


                                Backlog                              Backlog
                                at start                             at end
                                  of          New         Net          of
                                Period       Orders     Revenue      Period
                                --------    --------    --------    --------
                                            (IN THOUSANDS OF DOLLARS)
   Three Months June 30, 2004:
     Copier Products            $  2,079    $  4,161    $  4,428    $  1,812
     Printer Products                684         935       1,241         378
                                --------    --------    --------    --------
        Total                      2,763       5,096       5,669       2,190
                                ========    ========    ========    ========

                                            (IN THOUSANDS OF DOLLARS)
   Six Months June 30, 2004:
       Copier Products          $  1,896    $  8,271    $  8,355    $  1,812
       Printer Products              575       2,718       2,915         378
                                --------    --------    --------    --------
        Total                      2,471      10,989      11,270       2,190
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

VALUATION OF LONG-LIVED ASSETS. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of our long-lived assets, such as our investment in our toner manufacturing equipment. We have approximately $8.1 million invested in such equipment and plant improvements, with a carrying value of $6.4 million, that have estimated lives of up to twenty years. Should competing technologies or offshore competitors cause our manufacturing technology to be non-competitive, or should other events or circumstances indicate that the carrying amount of these assets would not be recoverable, the estimated life of these assets may need to be shortened and their carrying value could be materially affected. If the sum of the undiscounted expected cash flows from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss is recognized.

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

RESULTS OF OPERATIONS

Color Imaging's net sales were $5.7 million and $11.3 million for the three and six months ended June 30, 2004, an increase of approximately 12% and 5% from the three and six months ended June 30, 2003. The net sales by product category were as follows:


                                                           % Increase
    (Dollars in thousands)                 2004       %    (Decrease)      2003       %
                                       ----------    ----  ----------   ---------    ----
    Three Months
    ------------
    Product Category:
     Cartridges and bottles
      Copier finished products          $ 4,166       73%       47%      $ 2,842     56%
      Printer finished products             433        8%      (49)          857     17%
                                       ----------          ----------   ---------
                                          4,599       81%       24         3,699     73%

    Bulk toner and parts                  1,070       19%      (21)        1,360     27%
                                       ----------          ----------   ---------
          Total net revenue             $ 5,669      100%       12       $ 5,059    100%
                                       ==========          ==========   =========

    Six Months
    ----------
    Product Category:
     Cartridges and bottles
      Copier finished products          $ 7,766       69%       32       $ 5,893     55%
      Printer finished products           1,093       10       (40)        1,823     17%
                                       ----------          ----------   ---------
                                          8,859       79        15         7,716     72%

    Bulk toner and parts                  2,411       21       (19)        2,972     28%
                                       ----------          ----------   ---------
          Total net revenue             $11,270      100%        5       $10,688    100%
                                       ==========          ==========   =========


The following table sets forth certain information derived from the Company's unaudited interim statements of operations:


                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                   JUNE 30,
                                             2004          2003         2004           2003
                                            -----         -----        -----          -----
                                                        (PERCENTAGE OF NET SALES)

        Net sales                            100           100           100           100
        Cost of sales                         73            70            74            73
        Gross profit                          27            30            26            27
        Administrative expenses                6             8             7             8
        Research and development               5             6             5             6
        Sales and marketing                   11             8            11             7
        Operating income                       5             8             3             6
        Interest expense                       1             1             1             0
        Depreciation and amortization          5             6             4             4
        Income before taxes                    6             8             4             6
        Provision for income taxes             3             3             2             2
        Net income                             3             5             2             3


THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

NET SALES. Our net sales increased by $0.6 million, or 12%, to $5.7 million for the three months ended June 30, 2004, from $5.1 million for the three months ended June 30, 2003. Net sales made in the United States were $2.8 million, a decrease of $0.2 million, or 8%, from $3.0 million made in the comparable period in 2003. Net sales made outside of the United States increased by $0.8 million, or 41%, for the quarter compared to the same quarter of 2003. The decrease in net sales for the quarter compared to that of a year ago made inside of the United States was primarily the result of decreased sales from laser and MICR products to customers other than our two largest customers. The increase in net sales for the quarter compared to that of year ago made outside of the United States was primarily the result of increased sales from copier products to customers other than our two largest customers. Of the $5.7 million in net sales, $4.6 million, or 81%, were attributable to our copier and printer finished products, compared to 73% for the comparable period in 2003, while the net sales of bulk toner and parts declined from 27% of net sales for the three months ended June 30, 2003 compared to 19% for the comparable period in 2004. Net sales to our two largest customers decreased as a percentage of our total sales to 35% for the three months ended June 30, 2004, from 45% for the comparable period in 2003.

COST OF GOODS SOLD. Cost of goods sold increased by $0.6 million, or 18%, to $4.1 million from $3.5 million for the three months ended June 30, 2004 for the comparable period in 2003, primarily as the result of the increase in net sales and secondarily from selling off products being discontinued at lower margins. Cost of goods sold as a percentage of net sales increased by 3 percentage points from 70% for the three months ended June 30, 2003 to 73% for the three months ended June 30, 2004, primarily as the result more of our net sales being derived from lower margin all-in-one products and sales derived from discontinued laser products.

GROSS PROFIT. As a result of the above factors, gross profit was $1.5 million in both the three months ended June 30, 2004 and 2003, while net sales for the same period increased by $0.6 million, or 12%. Gross profit as a percentage of net sales decreased by 3 percentage points from 30% to 27% for the three months ended June 30, 2004, as compared to the corresponding period of the prior year. The decrease in the percentage of gross profit resulted primarily from more of our sales being derived from lower margin all-in-one and analog copier products.

OPERATING EXPENSES. Operating expenses increased $99,000, or 9%, to $1,239,000 in the three months ended June 30, 2004 from $1,140,000 in the three months ended June 30, 2003. General and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 21.9% in the three months ended June 30, 2004 from 22.5% in the three months ended June 30, 2002 as the result of the increase in net sales for the quarter and lower expenditures in general and administrative and research and development expenses. General and administrative expenses decreased approximately 20%, or $84,000 to $342,000 for the three months ended June 30, 2004 from the comparable period in 2003, largely resulting from decreased professional fees in connection with complying with the change in SEC reporting requirements from Regulation SB to S-K. Selling expenses increased by $218,000, or 56%, in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Selling expenses increased primarily as a result of increased sales costs in connection with the opening of our California sales office and increased manufacturer's representative expenses. Research and development expenses decreased by $35,000, or 11%, to $291,000 in the three months ended June 30, 2004, primarily as the result of decreased expenditures for testing and qualifying toner products and the recruitment and relocation of our vice president of technology during 2003.

OPERATING INCOME. As a result of the above factors, primarily the 9% increase in operating expenses, operating income decreased by $112,000, or 28%, to a profit of $287,000 in the three months ended June 30, 2004 from $399,000 in the three months ended June 30, 2003.

INTEREST AND FINANCE EXPENSE. Interest expense decreased by $11,000 in the three months ended June 30, 2004 from the three months ended June 30, 2003. The decrease was primarily the result of reduced interest bearing debt levels.

OTHER INCOME. Other income increased by $6,000 from income of $60,000 to income of $66,000 in the three months ended June 30, 2004 from the three months ended June 30, 2003, primarily as the result of Euro exchange gains.

INCOME TAXES. As the result of our profit from continuing operations in the three months ended June 30, 2004, we recorded an income tax provision of $131,900 for the period, while the income tax provisions were $171,000 for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

NET SALES. Our net sales increased by $0.6 million, or 5%, to $11.3 million for the six months ended June 30, 2004, from $10.7 million for the six months ended June 30, 2003. Net sales made in the United States were $6.0 million, a decrease of $0.3 million, or 5%, from $6.3 million made in the comparable period in 2003. Net sales made outside of the United States increased by $1.0 million, or 23%, to $5.3 million for the six months ended June 30, 2004 compared to the same six months of 2003. The increase in net sales for the six months ended June 30, 2004, compared to that of a year ago resulted primarily the sale of our color copier and all-in-one products. Of the $11.3 million in net sales, $8.9 million, or 79%, were attributable to our finished products for use in copiers and printers, while $2.4 million, or 21%, were derived from the sale of bulk toners and parts. Of the $10.7 million in net sales for the six months ended June 30, 2003, 72% were derived from finished products for use in copiers and printers, while $3.0 million, or 28%, were derived from the sale of bulk toners and parts. The revenue increase and decrease for the six months ended June 30, 2004 compared to the same period in 2003 for finished products and bulk toners and parts for use in copiers and laser printers from 2004 to 2003 was 15% and 19%, respectively, reflecting the increased sales from our copier products and the decrease in the sales of printer and non-finished products.

COST OF GOODS SOLD. Cost of goods sold increased by $0.5 million, or 7%, to $8.3 million from $7.8 million for the six months ended June 30, 2004 from the comparable period in 2003. Cost of goods sold as a percentage of net sales decreased by 1 percentage point from 73% for the six months ended June 30, 2003 to 74% for the six months ended June 30, 2004, primarily as the result of the sales derived from lower margin all-in-one products.

GROSS PROFIT. As a result of the above factors, gross profit remained approximately the same at $2.9 million in the six months ended June 30, 2004 and 2003. Gross profit as a percentage of net sales decreased by 1 percentage point from 27% to 26% for the six months ended June 30, 2004, as compared to the corresponding period of the prior year. The decrease in the percentage of gross profit resulted primarily from increased sales derived from lower margin all-in-one products and the sale at lower margins of products being discontinued.

OPERATING EXPENSES. Operating expenses increased $298,000 or 13% to $2.5 million in the six months ended June 30, 2004 from $2.2 million in the six months ended June 30, 2003. As a percentage of net sales general and administrative, selling and R&D expenses, was 23% and 21%, respectively, for the six months ended June 30, 2004 and 2003. The increase in operating expenses as a percentage of net sales was largely the result of the increased selling and marketing expenses for the six months ended June 30, 2004. General and administrative expenses decreased approximately 17%, or $154,000 to $739,000 for the six months ended
June 30, 2004 from the comparable period in 2003, largely resulting from decreased professional expenses for compliance with changing from SEC regulation SB to S-K reporting and the repurchase of securities issued in our private placement completed in 2001 and having made no provision a bonus program in 2004. Selling expenses increased by $448,000, or 59%, in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Selling expenses increased primarily as the result of expenses in connection with the California sales office opened at the end of 2003 and the increased expenses sales, manufacturer's representative and customer support staff increases. Research and development expenses increased by $4,000, or 1%, in the six months ended June 30, 2004.

OPERATING INCOME. As a result of the above factors, primarily the 59% increase in sales and marketing expenses, operating income decreased by $225,000, to a profit of $388,000 in the six months ended June 30, 2004 from $613,000 in the six months ended June 30, 2003.

INTEREST AND FINANCE EXPENSE. Interest expense decreased by $63,000 in the six months ended June 30, 2004 from the six months ended June 30, 2003, or 57%. The decrease was primarily the result of reduced interest bearing debt levels.

OTHER INCOME. Other income increased by $50,000 from income of $109,000 to income of $159,000 in the six months ended June 30, 2004 from the six months ended June 30, 2003, primarily as the result of Euro exchange gains.

INCOME TAXES. As the result of our decreased profit from continuing operations for the six months ended June 30, 2004, our provision for taxes increased from $200,100 in the six months ended June 30, 2003 to $245,000 for the period ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, and December 31, 2003, our working capital and current ratio was approximately $7.2 million and $6.5 million and 2.78 to 1 and 2.83 to 1, respectively. Our working capital and current ratio have benefited primarily from the net proceeds we received from the public sale of our common stock during March 2003.

Cash used in operating activities was $262,000 in the six months ended June 30, 2004 compared to $471,000 in the six months ended June 30, 2003. The cash used in continuing operating activities in the six months ended June 30, 2004 decreased primarily due to the increase in accounts receivable from increased sales and an increase in inventories.

Cash used in investing activities was $153,000 in the six months ended June 30, 2004, compared to $147,000 in the six months ended June 30, 2003. The increase in cash used in investing activities in the six months ended June 30, 2004, was entirely attributable to increased capital expenditures in connection with the acquisition and installation of new factory equipment.

The Company has a $1.5 million revolving line of credit, as amended, with an outstanding balance as of June 30, 2004 of $0, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of June 30, 2004, the interest rate was the one-month Libor rate of 1.36% plus 2.50% (3.86%). This revolving line of credit has a June 30, 2005 expiration date. Under the line of credit, the Company is permitted to borrow up to 75% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $750,000 and not to exceed 50% of the total outstanding). On February 6, 2004, the Bank issued an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of a non-affiliated foreign supplier. The letter of credit has an expiration date of June 30, 2005, and guarantees the payment of moneys owed the supplier for materials purchased from them by the Company. At June 30, 2004, the Company's accounts payable to this supplier were approximately $912,086. The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit and the obligations under the letter of credit.

The Bank agreement also contains various covenants that the Company is required to maintain, and as of June 30, 2004, the Company was in compliance with these covenants. If the Company fails to meet these covenants in future periods, the line of credit and letter of credit facilities may become unavailable to the Company, and the Bank may have the right to accelerate the payment of any outstanding amounts.

Cash used in financing activities were $223,000, primarily for the repayment of related party debt, for the six months ended June 30, 2004 compared to cash provided by financing activities of $3,040,000 for the same period in 2003, resulting largely from the $5,917,000 in net proceeds received for the public sale of our common stock to an affiliate.

On April 18, 2003, the Company established a stock repurchase program under which Color Imaging's common stock, with an aggregate market value up to the lesser of $1 million or 1 million shares, may be acquired in the open market or through private or other transactions. Through July 16, 2004, the Company has repurchased 31,500 shares of our common stock for approximately $52,000, or for an average price of $0.74 per share.

We believe that existing cash balances, cash expected to be generated by operating activities, and funds available under our credit facility will be, in the aggregate, sufficient to finance our operating and investing activities for at least the next 12 months, which will include expenditures not to exceed approximately $450,000 for manufacturing, $150,000 for research and development equipment, $175,000 potentially for computer software upgrades to accommodate electronic data interchange, the repurchase of our stock under the stock repurchase program of up to the lesser of $1,000,000 or 1,000,000 shares of our common stock and any advances made by our bank on our behalf under our off-balance sheet arrangement of $1.5 million for a standby letter of credit issued to a non-affiliated foreign supplier.

FACTORS   THAT  MAY   AFFECT   FUTURE   RESULTS   AND   INFORMATION   CONCERNING
FORWARD-LOOKING STATEMENTS

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF CUSTOMERS.

For  the  six  months  ended  June  30,  2004,   two  customers   accounted  for
approximately 35% of our net sales. We do not have contracts with these customers and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of either of these customers, including through an acquisition, other business combination or the loss by them of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers or substantial portions of our business with one or more of our major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

OUR RELIANCE ON SALES TO A FEW MAJOR CUSTOMERS AND GRANTING CREDIT TO THOSE CUSTOMERS PLACES US AT FINANCIAL RISK.

As of June 30, 2004, receivables from two customers comprised 37% of accounts receivable. A concentration of our receivables from a small number of customers places us at risk should these receivables become uncollectible. If any one or more of our major customers is unable to pay us it could adversely affect our results of operations and financial condition. Color Imaging attempts to manage this credit risk by performing credit checks, requiring significant partial payments prior to shipment where appropriate, and actively monitoring collections.

APPROXIMATELY 35% OF OUR BUSINESS DEPENDS ON A FOREIGN SUPPLIER APPROVED BY TWO OF OUR CUSTOMERS TO WHOM WE HAVE ISSUED A LETTER OF CREDIT.

Some of our products incorporate technologies that are available from a particular foreign supplier that has been approved by one of our customers. Approximately 35% of our sales for the six months ended June 30, 2004 were derived from products limited to a specific foreign supplier. For the six months ended June 30, 2004, we purchased 42% of our supplies from that same foreign supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders. To secure the payment of moneys due this same foreign supplier we have caused our bank to issue a standby letter of credit in the amount of $1.5 million, expiring June 30, 2005. Should we be unable to obtain the necessary materials from this foreign supplier, including as a result of our not being able to modify, extend or renew the letter of credit upon expiry, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

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

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO UTILIZE AVAILABLE MANUFACTURING CAPACITY.

From 1999 through 2000, we expanded our manufacturing capacity by acquiring new manufacturing equipment and moving to a larger location. Thereafter we further expanded our capacity by placing in service additional manufacturing equipment during 2002 and 2003, and we continue to make investments in and acquire and install new factory equipment. To fully utilize these new additions to the factory, new formulations for toner have to be developed specifically for manufacture on this new equipment or orders for larger quantities of existing toners must be obtained. While we have been successful in developing formulas for new equipment in the past and increasing sales of many of our existing toner products, our continued success will be dependent on our ability to develop additional formulations or increase our sales from existing formulations and manufacture the toners with the new equipment to achieve a reduction in production costs. We cannot assure you that we will be successful in developing all of the formulations needed in the future or that we will be able to manufacture toner at a lower production cost on a regular basis or that such products will achieve market acceptance. If we are not successful in increasing the sales of our manufactured products, or if our existing sales from manufactured products declines, our business will be materially and adversely affected.

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

The challenges we face in implementing our business model include establishing market acceptance of existing products and successfully developing or acquiring new products for resale that achieve market acceptance, as well as obtaining additional channels through which to sell various products. We must successfully commercialize the products that are currently being developed, such as our color and magnetic character recognition toner for printers and black text and color toners for new digital copiers and continue to acquire from third parties all-in-one cartridges, parts, materials and finished product that can be integrated into finished products or sold as our products. While we have successfully developed toners in the past and are in the late stages of developing and testing several new toners, we have not commercialized many of the toners that are under development. While we have in the past acquired from third parties materials and products that we have been successful in selling, there can be no assurance that parts, materials or products for new products will be available or will achieve market acceptance, or that we will be successful in increasing our sales to large regional, national or international retailers. If we fail to successfully commercialize products we develop or acquire for resale from third parties, or if these products fail to achieve market acceptance, our financial condition and results of operation would be seriously harmed.

OUR BUSINESS MIGHT BE ADVERSELY AFFECTED BY OUR DEPENDENCE ON FOREIGN BUSINESS.

We sell a significant amount of product to customers outside of the United States. International sales accounted for 47% and 41% of net sales in the six months ended June 30, 2004 and 2003, respectively. We expect that shipments to international customers will continue to account for a material portion of net sales. During the six month period ended June 30, 2004, our sales were made to customers outside the United States as follows:

o Europe (including Eastern Europe) - 24%
o Mexico - 15%
o Asia/Southeast Asia - 5%
o Other - 3%

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

Most of our sales are priced in U.S. dollars, but because we began selling products in Europe denominated in Euros during 2001, fluctuations in the Euro could also cause our products there to become less affordable or less competitive or we may sell some products at a loss to otherwise maintain profitable business from a customer. We recorded gains of approximately $112,000 and $76,000 during the six month periods ended June 30, 2004 and 2003, respectively, as a result of foreign currency transactions.

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

EXERCISE OF WARRANTS AND OPTIONS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK.

As of July 23, 2004, we had issued and outstanding 12,699,005 shares of common stock, 100,000 warrants and 1,420,000 options to purchase additional shares of common stock. The existence of the remaining warrants and options may adversely affect the market price of our common stock and the terms under which we obtain additional equity capital.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may", "will," "should" or "anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding our ability to borrow funds from financial institutions or affiliates, to engage in sales of our securities, our intention to repay certain borrowings from future sales of our securities or cash flow, the ability to expand capacity by placing in service additional manufacturing equipment and making use of that capacity, our expected acquisition of business or technologies, our plans for broadening our sales channels and the outlets for our products, our expectation that shipments to international customers will continue to account for a material portion of net sales, anticipated future revenues, our introduction of new products and our increasing our sales from all in one cartridges, digital copier, color and magnetic character recognition toner products, sales, our expectations for operations, demand, technology, products, business ventures, major customers, major suppliers, retention of key officers, management or employees, competition, capital expenditures, credit arrangements and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon our business. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements.

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

We estimate that about 96% of our transactions are denominated in U.S. dollars, excepting those sales in Euros to a few customer's in Europe, including our second largest customer's European operations. Accordingly, beginning in 2001, we are subject to foreign currency risk with respect to future costs or cash flows from our sales in Euros. We have adjusted our prices annually with our customer to reflect the change in the exchange rate and do not expect to be subject to material foreign currency risk, accordingly, with respect to those sales. As a result, to date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange. We recognized a net foreign currency transaction gain of $75,865 in the six months ended June 30, 2003, and we recognized a net foreign currency transaction gain of $2,858 and a loss of $1,877 in the years ended December 31, 2002 and 2001, respectively. Our contract pricing for our products sold in Euros is currently at the rates of 1.00 and 1.17 Euros relative to the U.S. dollar. A 10% change in the value of the Euro relative to the United States dollar would cause approximately an $8,000 foreign currency translation adjustment in an average month, a type of other comprehensive income (loss), which would be a direct adjustment to stockholders' equity.

Our revolving line of credit bears interest based on interest rates tied to the LIBOR rate, which may fluctuate over time based on economic conditions. As a result, we are subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and we are in a borrowing mode. At June 30, 2004, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

Our investment policy requires investments with high credit quality issuers and or over night repurchase agreements with our bank. Investments we make will principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates of five years or less, or the overnight purchase of securities held in our bank's investment portfolio. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. We had approximately $440,000 invested in short-term securities, which are available for sale, at June 30, 2004. We received dividends of approximately $9,000 and $20,000 for the three and six months ended June 30, 2004, while recording a net asset value decrease of approximately $9,000 and $11,000 for the quarter and six months ended June 30, 2004, respectively.

Management believes that a reasonable change in raw material prices could have a material impact on future earnings or cash flows, because we generally are not able to offset increases to our costs with higher prices for our products.

ITEM 4. CONTROLS AND PROCEDURES

a) On July 27, 2004, our Chief Executive Officer and Chief Financial Officer participated in a meeting during which there was an evaluation of our disclosure controls and procedures as of June 30, 2004. Based on such evaluation, they believe such controls and procedures are effective.

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

b) Our Chief Executive Officer and Chief Financial Officer are involved in ongoing evaluations of internal controls. On July 27, 2004, in anticipation of the filing of this Form 10-Q, they reviewed our internal controls and have determined, based on such review, that, there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls during the quarter ended June 30, 2004.

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

On April 18, 2003, the Company established a stock repurchase program under which the Company may purchase on the open market the lesser of the aggregate value of $1,000,000 or 1,000,000 shares in compliance with Rule 10b-18, and we have reallocated proceeds for this program. Though management is authorized to repurchase the Company's common stock in the aggregate amount of $1,000,000, due to the limitations imposed by Rule 10b-18 and the limited number of shares repurchased to date in accordance therewith, the use of proceeds per Form SB-2 as reflected herein is based upon no more than $500,000 being expended for this purpose.

Our intended uses, as reallocated, of the $6,075,000 of proceeds received from the public sale of our common stock, and our uses through June 30, 2004, are listed below in descending order of priority:

  Purpose:                                            Amount            Used        Reallocated       Remaining
  ------------------------------------------        -----------     ------------    ------------     -----------
  Accounts payable and other corporate
   and offering expenses . . . . . . . . . .        $ 1,000,000     $  (115,042)    $  (884,958)     $         0
  To retire debt (1) . . . . . . . . . . . .        $   350,000     $  (324,301)    $   (25,699)     $         0
  To retire debt (2) . . . . . . . . . . . .        $ 1,050,000     $  (956,883)    $   (93,117)     $         0
  To retire debt (3) . . . . . . . . . . . .        $         0     $  (235,000)    $   235,000      $         0
  To reduce IDR Bond debt (4). . . . . . . .        $         0     $  (548,928)    $   846,264      $   297,336
  To acquire capital assets. . . . . . . . .        $ 1,500,000     $  (318,774)    $         0      $ 1,181,226
  To repurchase our stock (5). . . . . . . .        $         0     $   (52,230)    $   500,000      $   447,770
  For other general corporate purposes
   including working capital . . . . . . . .        $ 2,175,000     $(1,586,072)    $  (577,490)     $    11,438
                                                    -----------     ------------                     -----------
                                            Total:  $ 6,075,000     $(4,137,230)                     $ 1,937,770

  Pending application:
  -------------------
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   437,770
  Pay down of revolving line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,500,000
  ----------------




(1) On November 30, 2000, we entered into a loan for $500,000 with a 5-year term, secured by specific manufacturing equipment, maturing November 30, 2004, with General Electric Capital Corporation for the purchase of toner manufacturing equipment. The interest rate is 10.214% and the monthly principal and interest payments were $10,676.39.
(2) On June 24, 1999, we entered into a loan for $1,752,000 with a 7-year term, secured by our business assets, maturing June 24, 2006, with SouthTrust Bank for the refinancing of obligations owing the bank for the acquisition of equipment and that due under a previous working capital line of credit. The interest rate is 7.90% per annum and the monthly principal and interest payments were $27,205.00.
(3) On July 24, 1999, as amended, we entered into a borrowing arrangement under a revolving line of credit in the maximum amount of $2.5 million. During March 2003 we temporarily used $1,735,000 of our proceeds from our public offering on Form SB-2 to pay down the line of credit to $0, which at that time had an interest rate of 3.8375%. On June 16, 2003, we renewed and restructured the line of credit with the bank, reducing the maximum availability to $1.5 million and permanently retiring $235,000.
(4) On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and Kings Brothers, LLC. The 1.09% revenue bonds, 2.09% inclusive of the 1% letter of credit fee, as of June 30, 2004, are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured, as amended on April 7, 2003, by specific equipment assets of the Company and by real property owned by Kings Brothers, LLC. A loan agreement between the Authority and the Company and Kings Brothers, LLC allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to relocate, purchase and install certain manufacturing equipment, while $974,128 was used by Kings Brothers, LLC to pay down the mortgage on the real property leased to the Company. The Company and the Related Party are jointly obligated to repay any outstanding debt. As of June 30, 2004, the bond principal outstanding was $3,095,000 and the portion due from Kings Brothers, LLC was $735,340. The $846,264 of principal to be repaid under the IDR bond, as reallocated hereinabove, is the Company's share of the bond principal due and payable on the 1st of July 2003, 2004 and 2005, respectively.

(5) From July 2003 through June 30, 2004, under the repurchase program the Company has repurchased 76,000 shares of our common stock on the open market for $52,230, or at an average price of $0.69. There remains $947,770 available for future common stock repurchases under the authorization of the board of directors and $447,770 as allocated by management hereinabove.

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

The Company's share of the principal payment due under the IDR Bond on July 1, 2003, in the amount of $266,840 has been paid, and as of June 30, 2004, $282,088 was on deposit with the Company's bank for the payment of the IDR bond debt due July 1, 2004. The above table reflects the July 1, 2004, amount as having been paid as of June 30, 2004. The Company's share of the principal payment due under the IDR bond on July 1, 2005, is $297,336.

Pending application, we have retained the balance of the net proceeds in a deposit account with the bank and an investment account with a securities firm related to the bank.

No direct or indirect payments to directors, officers, their associates or persons owning ten (10) percent or more of the Company's common stock were made with proceeds from the Company's offering on Form SB-2

ISSUER MARKET PURCHASES OF EQUITY SECURITIES

On April 18, 2003, the Company established a stock repurchase program under which the Company may purchase on the open market the lesser of the aggregate value of $1,000,000 or 1,000,000 shares in compliance with Rule 10b-18 until September 30, 2005, as extended by the board of directors during the annual meeting held on May 18, 2004, and we have reallocated proceeds for this program. From July 2003 through December 31, 2003, under the repurchase program the Company repurchased 44,500 shares of our common stock on the open market at an average price of $065. From January 1 through June 30, 2004, under the repurchase program the Company has repurchased 31,500 shares of our common stock on the open market at an average price of $0.74. Since the inception of the repurchase program the Company has repurchased 76,000 shares of our common stock for $52,320 and at an average price of $0.69. There remains $947,770 available for future common stock repurchases, as authorized by the board of directors.


--------------------------------------------------------------------------------------------------
                             ISSUER (MARKET) PURCHASE OF EQUITY SECURITIES
--------------------------------------------------------------------------------------------------
                                                                                Maximum Number
                                                           Total Number of      (or Approximate
                                                           Shares Purchased     Dollar Value) of
                           Total Number     Average Price  as Part of Publicly  Shares that May Be
                             of Shares        Paid per     Announced Plans or   Purchased Under the
         Period              Purchased       Share ($)     Programs             Plans or Programs
     -------------------- ---------------- --------------- -------------------- -----------------------
     During 2003                   44,500       0.65                  44,500

     During 2004
     --------------------
     January                        7,000       0.72                   7,000
     February                       3,500       0.76                   3,500
     March                          7,000       0.77                   7,000
     April                          7,000       0.78                   7,000
     May                            7,000       0.70                   7,000
     June                               0         --                       0
                          ---------------- --------------- -------------------- -----------------------
     Total 2004                    31,500       0.74                  31,500             1,000,000
                          ---------------- --------------- -------------------- -----------------------
     Total                         76,000       0.69                  76,000             1,000,000


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant held its Annual Meeting of Stockholders on May 18, 2004. The following proposals were adopted by the votes indicated.

(b) Seven directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2005. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

         NAME                 VOTES FOR          % FOR          VOTES WITHHELD
   ----------------------     ----------         ------         --------------
   Jui-Kung Wang              10,192,321           80.1            107,952
   Sueling Wang, Phd          10,192,321           80.1            107,952
   Morris E. Van Asperen      10,192,321           80.1            107,952
   Yi Jen Wang                10,192,321           80.1            107,952
   Jui-Hung Wang              10,192,321           80.1            107,952
   Jui-Chi Wang               10,192,321           80.1            107,952
   Richard S. Eiswirth        10,242,321           80.5             57,952

(c) The selection of Lazar Levine & Felix, LLP as our independent accountants for the year ending December 31, 2004 was ratified by 10,241,184 votes for with 57,952 votes withheld and 1,137 abstaining.

ITEM 5. OTHER INFORMATION

None

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS



 Exhibit
    No.        Description
 ---------     --------------
 2.1           Merger Agreement and Plan of  Reorganization  dated May 16, 2000,
               by  and  between  Advatex   Associates,   Inc.,  Logical  Imaging
               Solutions  Acquisition  Corp.,  Color Imaging  Acquisition Corp.,
               Logical  Imaging   Solutions,   Inc.,  and  Color  Image,   Inc.,
               incorporated by reference to the  Registrant's  Form 8-K filed on
               July 17, 2000.
 2.2           Amendment   No.   1  to  the   Merger   Agreement   and  Plan  of
               Reorganization dated June 15, 2000,  incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.
 2.3           Amendment   No.   2  to  the   Merger   Agreement   and  Plan  of
               Reorganization dated June 26, 2000,  incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.
 2.4(1)        Share Exchange  Agreement  dated as of September 11, 2002 between
               Color Imaging,  Inc.,  Logical Imaging  Solutions,  Inc., Digital
               Color Print,  Inc., and the  shareholders of Digital Color Print,
               Inc.,   incorporated   by   reference   to  Exhibit  2.1  to  the
               Registrant's Form 8-K filed September 26, 2002.
 2.5           Amendment No. 1 to Share Exchange Agreement dated as of September
               20, 2002 between Color Imaging,  Inc., Logical Imaging Solutions,
               Inc.,  Digital Color Print, Inc., and the shareholders of Digital
               Color Print,  Inc.,  incorporated  by reference to Exhibit 2.2 to the Registrant's Form 8-K filed September 26, 2002.
 3.1           Certificate  of  Incorporation,   incorporated  by  reference  to
               Exhibit 3.1 to the Registration statement on Form SB-2 filed July
               15, 2002.

Exhibit
    No.        Description
 ---------     --------------
 3.2           Bylaws, incorporated by reference to the Registrant's Form 10-QSB for  the  quarter  ended  March  31,  2002.
 4.1           Stock  Purchase  Agreement  between  the  Company and Wall Street
               Consulting  Corp.   dated  October  30,  2001,   incorporated  by
               reference  to Exhibit 4.1 to the  Registration  statement on Form
               SB-2 filed May 31, 2002.
 4.2           Promissory Note of Wall Street Consulting Corp. dated October 30,
               2001,   incorporated   by   reference   to  Exhibit  4.2  to  the
               Registration statement on Form SB-2 filed May 31, 2002.
 4.3           Form of Warrant issued to Selling  Stockholders,  incorporated by reference  to Exhibit 4.3 to the  Registration  statement on Form
               SB-2 filed November 28, 2001.
 4.4           Development  Authority  of Gwinnett  County,  Georgia  Industrial
               Development  Trust Indenture dated June 1, 1999,  incorporated by reference to Exhibit 4.27 to the  Registration  statement on Form
               SB-2 filed May 31, 2002.
 4.5           Loan  Agreement  between the Company,  Kings Brothers LLC and the
               Development  Authority of Gwinnett County,  Georgia dated June 1,
               1999,   incorporated   by   reference  to  Exhibit  4.28  to  the
               Registration statement on Form SB-2 filed May 31, 2002.
 4.6           Joint  Debtor  Agreement  dated June 28,  2000 by and among Color
               Image, Inc., Kings Brothers, LLC, Dr. Sueling Wang, Jui-Chi Wang,
               Jui-Kung Wang, and Jui-Hung  Wang,  incorporated  by reference to
               Exhibit  4.28 to the  Registration  statement  on Form SB-2 filed
               February 11, 2002.
 4.7           First  Amendment to Joint Debtor  Agreement dated January 1, 2001 by and among Color  Imaging,  Kings  Brothers,  LLC, Dr.  Sueling
               Wang,   Jui-Chi  Wang,   Jui-Kung   Wang,   and  Jui-Hung   Wang,
               incorporated by reference to Exhibit 4.29 to the Registration statement on Form SB-2 filed February 11, 2002.
 4.8           $500,000  Promissory  Note between Color Imaging and Sueling Wang dated March 14, 2002, incorporated by reference to Exhibit 4.34 to the Registration statement on Form SB-2 filed April 11, 2002.
 4.9           $500,000  Promissory Note between Color Imaging and Jui Hung Wang dated August 21, 2002, incorporated by reference to Exhibit 4.50 to the Registration statement on Form SB-2 filed October 2, 2002.
4.10           $100,000  Promissory  Note between Color Imaging and Jui Chi Wang dated August 21, 2002, incorporated by reference to Exhibit 4.51 to the Registration statement on Form SB-2 filed October 2, 2002.
4.11           First Note Modification  Agreement between Sueling Wang and Color
               Imaging  dated  August 27,  2002,  incorporated  by  reference to
               Exhibit  4.52 to the  Registration  statement  on Form SB-2 filed
               October 2, 2002.
4.12           Amended and restated  $1,500,000  revolving  note  between  Color
               Imaging and SouthTrust Bank dated June 16, 2003, incorporated by reference to Exhibit 4.12 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.
4.13           Amended and restated  loan and security  agreement  between Color
               Imaging and SouthTrust Bank dated June 16, 2003, incorporated by reference to Exhibit 4.13 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.
4.14+          Amendment to Loan Documents  between Color Imaging and SouthTrust
               Bank dated June 29, 2004.
10.1+*         Employment  Agreement between Color Imaging and Patrick J. Wilson dated April 1, 2004.
10.2+*         Second  Amendment to Employment  Agreement  between Color Imaging and Morris E. Van Asperen dated April 23, 2004.
10.3+*         Amendment  to  Employment  Agreement  between  Color  Imaging and
               Claude R. Aubert dated May 28, 2004.

 Exhibit
    No.        Description
 ---------     --------------
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

(b) REPORTS ON FORM 8-K

A report on Form 8-K dated May 28, 2004 was filed on May 29, 2004, reporting under Item 5 that on May 18, 2004, the Board approved an extension of the Registrant's stock repurchase program from September 30, 2004 to September 30, 2005, and disclosing the number and average purchase price of the common shares repurchased by Registrant on the open market in accordance with the terms, conditions and restrictions in SEC Rule 10(b)-18 through that time.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COLOR IMAGING, INC.




                                          /S/ JUI-KUNG WANG
                                          --------------------------------------
   July 27, 2004                          Jui-Kung Wang
                                          Chief Executive Officer







               /S/ MORRIS E. VAN ASPEREN
               --------------------------------------
               Morris E. Van Asperen
               Executive Vice President and
               Chief Financial Officer

1794045