Form 10-Q
period 2004-09-30
COLOR IMAGING INC
filed 2004-10-28
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended September 30, 2004

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       for the transition period from _______________ to _________________

                         Commission file number 0-18450

                       SECURITIES AND EXCHANGE COMMISSION

                               COLOR IMAGING, INC.

             (Exact name of registrant as specified in its charter)





          Delaware                                        13-3453420
-----------------------------------------    -----------------------------------
(State or other  jurisdiction of              (IRS Employer Identification No.)
incorporation  or  organization)

4350 Peachtree Industrial Blvd, Suite 100
           Norcross, GA                                      30071
-----------------------------------------                -------------
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

As of October 26 2004, there were 12,699,005 shares outstanding of Common Stock.

                               COLOR IMAGING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                      INDEX


PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets at September 30, 2004
          (Unaudited) and December 31, 2003(Audited)...........................3
          Condensed Statements of Operations (Unaudited)
          for the Three and Nine Months ended
          September 30, 2004 and 2003..........................................4
          Condensed Statements of Cash Flows (Unaudited)
          for the Nine Months ended
          September 30, 2004 and 2003..........................................5
          Notes to Interim Unaudited Condensed Financial
          Statements ..........................................................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................10
Item 3.   Quantitative and Qualitative Disclosures about Market Risks.........25
Item 4.   Controls and Procedures.............................................25


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................27
Item 2.   Changes in Securities and Use of Proceeds...........................27
Item 3.   Defaults Upon Senior Securities.....................................29
Item 4.   Submission of Matters to a Vote of Security Holders.................29
Item 5.   Other information ..................................................29
Item 6.   Exhibits and Reports on Form 8-K....................................29
Signatures....................................................................31
Exhibits

                          PART I: FINANCIAL INFORMATION

ITEM 1 -FINANCIAL STATEMENTS

                               COLOR IMAGING, INC.
                            CONDENSED BALANCE SHEETS


                                                                               30-Sep-04           31-Dec-03
                              - ASSETS -                                      (Unaudited)           (Audited)
                                                                            ---------------    ---------------
   CURRENT ASSETS:
          Cash                                                               $  1,929,272       $  2,213,830
          Accounts receivable - net of allowance for doubtful accounts
            of $100,361 and $67,839 for 2004 and 2003, respectively             2,794,657          1,941,404
          Inventories                                                           5,242,745          5,624,328
          Related party portion of IDR bond - current                              92,664             87,912
          Other current assets                                                    190,990            114,721
                                                                            ---------------    ---------------
                            TOTAL CURRENT ASSETS                               10,250,328          9,982,195
                                                                            ---------------    ---------------
   PROPERTY, PLANT AND EQUIPMENT - NET                                          6,696,597          6,973,834
                                                                            ---------------    ---------------
   OTHER ASSETS:
          Related party portion of IDR bond                                       554,764            647,428
          Other assets                                                             31,858            291,978
                                                                            ---------------    ---------------
                                                                                  586,622            939,406
                                                                            ---------------    ---------------
                                                                             $ 17,533,547       $ 17,895,435
                                                                            ===============    ===============
               - LIABILITIES & STOCKHOLDERS' EQUITY -

   CURRENT LIABILITIES:
          Revolving credit line                                              $         --       $         --
          Accounts payable                                                      2,231,082          2,413,695
          Current portion of notes payable                                          5,953              5,612
          Current portion of notes payable - related parties                      168,538            343,736
          Current portion of bonds payable                                        390,000            370,000
          Other current liabilities                                               231,527            393,579
                                                                            ---------------    ---------------
                          TOTAL CURRENT LIABILITIES                             3,027,100          3,526,622
                                                                            ---------------    ---------------
   LONG TERM LIABILITIES:
          Notes payable                                                             7,000             11,509
          Notes payable - related parties                                              --            120,102
          Bonds payable                                                         2,335,000          2,725,000
          Deferred tax liability                                                  563,450            292,700
                                                                            ---------------    ---------------
                            LONG TERM LIABILITIES                               2,905,450          3,149,311
                                                                            ---------------    ---------------
   TOTAL LIABILITIES                                                            5,932,550          6,675,933
                                                                            ---------------    ---------------
   COMMITMENTS & CONTINGENCIES

   STOCKHOLDERS' EQUITY:
          Common stock, $.01 par value, authorized 20,000,000 shares;
            12,699,005 and 12,730,505 shares issued and outstanding
            on September 30, 2004 and December 31, 2003, respectively.            126,990            127,305
          Additional paid-in capital                                           12,685,288         12,708,368
          Treasury stock, at cost, 5,800 shares                                (    2,656)                --
          Accumulated deficit                                                  (1,208,625)        (1,616,171)
                                                                            ---------------    ---------------
                                                                               11,600,997         11,219,502
                                                                            ---------------    ---------------
                                                                             $ 17,533,547       $ 17,895,435
                                                                            ===============    ===============



                             See accompanying notes.

                               COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  THREE MONTH PERIODS ENDED    NINE MONTH PERIODS ENDED
                                  -------------------------   --------------------------
                                    30-SEP-04    30-SEP-03      30-SEP-04     30-SEP-03
                                  ------------  ------------  ------------  ------------

SALES                             $ 5,678,893   $ 5,360,703   $16,949,248   $16,048,697
C0ST OF SALES                       4,356,515     3,993,199    12,694,680    11,822,528
                                  ------------  ------------  ------------  ------------
GROSS PROFIT                        1,322,378     1,367,504     4,254,568     4,226,169
                                  ------------  ------------  ------------  ------------

OPERATING EXPENSES
    Administrative                    300,363       418,924     1,039,396     1,311,715
    Research & development            287,258       286,407       888,360       883,888
    Sales & marketing                 583,487       439,441     1,787,589     1,195,061
                                  ------------  ------------  ------------  ------------
                                    1,171,108     1,144,772     3,715,345     3,390,664
                                  ------------  ------------  ------------  ------------
INCOME FROM OPERATIONS                151,270       222,732       539,223       835,505
                                  ------------  ------------  ------------  ------------

OTHER INCOME  (EXPENSE)
    Other income                       49,215        57,216       208,645       165,740
    Financing expenses                (21,235)      (28,146)      (68,322)     (138,409)
                                  ------------  ------------  ------------  ------------
                                       27,980        29,070       140,323        27,331
                                  ------------  ------------  ------------  ------------

INCOME BEFORE TAXES                   179,250       251,802       679,546       862,836
PROVISION FOR INCOME TAXES             71,900       100,000       272,000       345,000
                                  ------------  ------------  ------------  ------------
NET INCOME                        $   107,350   $   151,802    $  407,546   $   517,836
                                  ============  ============  ============  ============

     INCOME
     PER COMMON SHARE - BASIC
        Basic                     $       .01   $       .01   $       .03   $       .04
        Diluted                   $       .01   $       .01   $       .03   $       .04
                                  ------------  ------------  ------------  ------------
                                  $       .01   $       .01   $       .03   $       .04
                                  ============  ============  ============  ============
      WEIGHTED AVERAGE
      SHARES OUTSTANDING
        Basic                      12,700,308    12,838,170    12,707,484    11,710,487
        Assumed conversion                 --         9,091            --         5,515
                                  ------------  ------------  ------------  ------------
                                   12,700,308    12,847,261    12,707,484    11,716,002
                                  ============  ============  ============  ============

                                       See accompanying notes

                               COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                           2004           2003
                                                       -------------  ------------
Cash flows from operating activities:
  Net income from continuing operations                $    407,546   $   517,836
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                         443,892       433,778
      Deferred income taxes                                 270,750       349,000
      Allowance for doubtful accounts                        32,522         1,334
  (Increase) decrease in:
        Accounts receivable and other receivables          (885,775)         (857)
        Inventories                                         381,583    (1,249,194)
        Prepaid expenses and other assets                   183,851       267,968
        Due from related party - IDR bond                    87,912        83,160
  (Decrease) in:
        Accounts payable and accrued liabilities           (344,665)     (588,333)
                                                       -------------  ------------
        Net cash provided by (used in)
               operations                                   577,616      (185,308)
                                                       -------------  ------------

Cash flows (used in) investing activities:
     Capital expenditures                                  (166,655)     (387,606)
                                                       -------------  ------------
        Net cash (used in)
             investing activities                          (166,655)     (387,606)
                                                       -------------  ------------
Cash flows from financing activities:
  Net (payments) under line of credit                            --    (1,022,470)
  Net proceeds from sale of common stock                         --     5,900,140
  Repurchase of common shares and warrants                  (26,051)     (279,202)
  Principal payments on related party borrowings           (295,300)     (440,022)
  Principal payments of long-term debt                     (374,168)   (1,685,000)
                                                       -------------  ------------
         Net cash (used in) provided by
             financing activities                          (695,519)    2,473,446
                                                       -------------  ------------
         Net (decrease) increase in cash                   (284,558)    1,900,532

Cash at beginning of year                                 2,213,830       128,501
                                                       -------------  ------------
Cash at end of period                                  $  1,929,272   $ 2,029,033
                                                       =============  ============



                             See accompanying notes

                               COLOR IMAGING, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

NOTE 2. COMMON STOCK AND EQUIVALENTS

During the third quarter ended September 30, 2004, the Company repurchased in the open market 5,800 shares of the Company's common stock at an average price of $0.46 per share. For the nine months ended September 30, 2004, the Company repurchased in the open market 37,300 shares of the Company's common stock at an average price of $0.70 per share. As of October 17, 2004, all of the shares repurchased by the Company through June 30, 2004, were cancelled and retired by the Company's transfer agent, while the 5,800 shares repurchased by the Company during the third quarter have not yet been cancelled and retired by the Company's transfer agent.

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

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and vested awards in each period:
                                                  NINE MONTHS SEPTEMBER 30,
                                                    2004            2003
                                                ------------    -------------
Net income, as reported                         $  407,546       $  517,836
Less: Pro forma stock based
      compensation expense - net of tax             80,758           56,635
                                                ------------    -------------
Pro forma net income                            $  326,788       $  461,201
                                                ============    =============
Basic Earnings per share:
    As reported                                     $ 0.03           $ 0.04
    Pro forma                                       $ 0.03           $ 0.04

Diluted Earnings per share:
    As reported                                     $ 0.03           $ 0.04
    Pro forma                                       $ 0.03           $ 0.04

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods ended September 30, 2004 and 2003, respectively: expected volatility of 2.4 and .9, respectively; risk free interest rate of 2.5% and 2.7%, respectively; and expected lives of 2 to 7 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the average vesting period of the options.

In computing the number of options exercisable, shares of common stock subject to options or warrants that are currently exercisable or will become exercisable within 60 days of the date of this report are deemed outstanding. The following is a summary of total outstanding and exercisable options and stock warrants at September 30, 2004:


                                              Options and Warrants Outstanding      Options and Warrants Exercisable
                                                                Weighted-Average
   Range of Exercise                         Weighted-Average        Remaining                      Weighted-Average
       Prices                   Number       Exercise Price     Contractual Life       Number       Exercise Price
   -------------------       -----------    ------------------ ------------------   -----------    ------------------
   Options $0.45-$2.75        1,420,000           $1.58             3.08 years        1,042,500           $1.88
   Warrants $2.00               100,000           $2.00             0.78 years          100,000           $2.00
                                            ------------------ ------------------   -----------    ------------------
   Options and warrants       1,520,000           $1.61             3.60 years        1,142,500           $1.89
                                            ==================                                     ==================

NOTE 3. INVENTORIES

Inventories consisted of the following components as of September 30, 2004 and December 31, 2003:

                                     September 30, 2004       December 31, 2003
                                     ------------------       -----------------
    Raw materials                      $  1,255,898              $   631,960
    Work-in-process                       1,739,290                1,715,684
    Finished goods                        2,323,801                3,374,773
    Obsolescence allowance                  (76,244)                 (98,089)
                                     ------------------       -----------------
                 Total                 $  5,242,745              $ 5,624,328
                                     ==================       =================

NOTE 4. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $1.5 million revolving line of credit, as amended, with an outstanding balance as of September 30, 2004 of $0, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of September 30, 2004, the interest rate was the one-month Libor rate of 1.84% plus 2.50% (4.34%). This revolving line of credit has a June 30, 2005 expiration date.

Under the line of credit, the Company is permitted to borrow up to 75% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $750,000 and not to exceed 50% of the total outstanding). On February 6, 2004, the Bank issued an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of a non-affiliated foreign supplier. The letter of credit has an expiration date of June 30, 2005. The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit and the obligations under the letter of credit. The Bank agreement also contains various covenants that the Company is required to maintain, and as of September 30, 2004, the Company was in compliance with these covenants.

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

NOTE 6. SIGNIFICANT CUSTOMERS

In the three and nine month periods ended September 30, 2004, one customer accounted for 23% and 27% of net sales. The Company does not have a written or oral contract with this customer. All sales are made through purchase orders. Accounts receivable from this customer at September 30, 2004, was $302,649.

NOTE 7. SIGNIFICANT SUPPLIERS

In the three and nine month periods ended September 30, 2004 the Company purchased 22% and 37% of its raw materials, components and supplies from one supplier in connection with sales to its largest customers. At September 30, 2004, the accounts payable to this supplier was $614,846.

On February 6, 2004, the Company caused its Bank to issue an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of this non-affiliated foreign supplier. The letter of credit has an expiration date of June 30, 2005.

NOTE 8. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region from continuing operations for the nine-month periods ended September 30 are as follows:

                                            2004            2003
                                       -------------   -------------
Sales to Unaffiliated Customers:
United States                           $ 9,162,553     $ 9,534,055
Europe/Eastern Europe                     4,226,258       3,436,261
Mexico                                    2,186,368       1,896,999
Asia/Southeast Asia                         879,303         618,688
South America                               165,305         346,022
Others                                      329,461         216,672
                                       -------------   -------------
Total                                   $16,949,248     $16,048,697
                                       =============   =============

NOTE 9. RELATED PARTY TRANSACTIONS:

(A)  LEASE:

Directors, Jui-Hung Wang, Jui-Kung Wang, Sueling Wang and Jui-Chi Wang, own Kings Brothers, LLC, the landlord from which the Company leases its Norcross, Georgia, plant. The real property lease agreement between the Company and Kings Brothers, LLC, was entered into on April 1, 1999, and was amended on February 5, 2003, extending the expiration date from March 31, 2009 to March 31, 2013. The rental payments for the nine months ended September 30, 2004 and 2003 were $408,546 and $398,583, respectively.

(B)  INDUSTRIAL DEVELOPMENT REVENUE BOND

On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and Kings Brothers, LLC. The 1.76% revenue bonds, 2.76% inclusive of the 1% letter of credit fee, as of September 30, 2004, are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured, as amended on April 7, 2003, by specific equipment assets of the Company and by real property owned by Kings Brothers, LLC. Two related financial institutions hold the bonds, along with the line of credit and term loan.

A loan agreement between the Authority and the Company and Kings Brothers, LLC allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to relocate, purchase and install certain manufacturing equipment, while $974,128 was used by Kings Brothers, LLC to pay down the mortgage on the real property leased to the Company. The Company and the Related Party are jointly obligated to repay any outstanding debt. Under the Joint Debtor Agreement of June 28, 2000, between the Company and the Kings Brothers, LLC, each has agreed to be responsible to the other for their share of the bond obligations and that any party causing an act of default shall be responsible for 100% of the bond obligations. The amount for which Kings Brothers, LLC is responsible to the Company is reflected in current and other assets of the Company. Kings Brothers, LLC amounts owed to the Authority are secured by a lien on the real property leased by the Company and by a personal guarantee, as amended, executed by Director and President of the Company, Sueling Wang. At this time, the Company believes that the Kings Brothers, LLC portion of the bond is fully collectible. As of September 30, 2004, the bond principal outstanding was $2,725,000 and the portion due from Kings Brothers, LLC was $647,428.

(C)  PURCHASES:

The Company purchased from an affiliate for the three and nine months ended September 30, 2004, $1,302,457 and $2,896,248 of all in one cartridges and empty injection molded cartridges for use in copiers and laser printers. Accounts payable to the affiliate at September 30, 2004, was $1,310,229.

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

(E)  NOTES PAYABLE:

On March 14, 2002, the Company borrowed $500,000 from director, Sueling Wang, on an unsecured basis. The interest rate on the loan was 12% per annum, matured on March 14, 2003 and was evidenced in writing. On September 2, 2002, the note was modified to extend the term to March 1, 2005, provide for a $100,000 principal payment, decrease the interest rate to 6% per annum, provide for interest only payments through February 28, 2003, and 24 monthly payments of principal with interest extra beginning on April 1, 2003, in the amount of $7,500. The Company borrowed the $500,000 to meet a supplier commitment for product. Principal and interest paid Sueling Wang on the note from January 1 through September 30, 2004, was $67,500 and $906, respectively. As of September 30, 2004 the principal outstanding was $37,500.

On August 21, 2002, the Company borrowed $100,000 from director, Jui-Chi Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to repay $100,000 borrowed from director Sueling Wang on March 14, 2002. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $4,434. Principal and interest paid Jui-Chi Wang on the note from January 1 through September 30, 2004 was $37,967 and $1,939, respectively. As of September 30, 2004 the principal outstanding was $21,840.

On August 21 and September 2, 2002, the Company borrowed $200,000 and $300,000, respectively, from director, Jui-Hung Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to make a principal payment due on its industrial development bond in the approximate amount of $255,000, for the acquisition of capital equipment in the approximate amount of $125,000 and for general corporate purposes. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $22,170. Principal and interest paid Jui-Hung Wang on the note from January 1 through September 30, 2004 was $189,834 and $9,693, respectively. As of September 30, 2004 the principal outstanding was $109,198.

(F)  COMMON STOCK

On March 6, 2003, the Company received from Chi Fu Investment Co Ltd $6,075,000 of subscription proceeds for the public sale of 4,500,000 of its common shares at a price of $1.35 per share in its offering on Form SB-2 filed with the Securities and Exchange Commission. Chi Fu Investment Co Ltd is a wholly owned subsidiary of the Company's affiliate, General Plastic Industrial Co., Ltd, and as of September 30, 2004, Company directors Jui-Hung Wang, Jui-Chi Wang, Jui-Kung Wang, Sueling Wang and Yi Jen Wang each owned 8.0%, 8.4%, 1.8%, 0.4% and 2.4%, respectively, of General Plastic Industrial Co., Ltd.

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

STRATEGY

Our strategy for growing revenue and operating profit is to expand, including through strategic acquisition(s), our printer and copier products business. The key elements of our strategy are (1) increasing vertical integration by supplying complete toner and cartridge devices, (2) capitalizing on our research and development expertise of producing specialty, color and digital copier and or multifunctional device toners, (3) exploiting the efficiencies associated with the investment made in manufacturing facilities, (4) expanding our sources for products from strategic suppliers that we can add value to or resell and that complement our product lines, (5) adding offices/warehouses to improve distribution to customers in the United States and Europe and (6) broadening our sales channels.

GOALS AND FOCUS FOR THE NEXT FIVE YEARS

We are of the belief that to remain a public company and offer our stockholders both attractive value and liquidity we should have sales of at least $100 million to $150 million per year, earnings before interest, income taxes, depreciation and amortization of $15 million to $20 million and move our stock to a major exchange. We are prepared to grow our Company both internally through the introduction of uniquely competitive products as well as through mergers and or acquisitions, even though such an event could mean a change in our management or control. We have met with a specialist of the American Stock Exchange and explored the possibility of listing with American Stock Exchange when our sales, profitability and outlook are such that we would benefit from a major exchange listing. In the alternative, we have not ruled out the possibility of going private or being taken private in a merger or acquisition, should that eventuality be deemed to be in the best interest of our stakeholders.

LAST FIVE YEARS

We expanded manufacturing capacity four-fold and improved production efficiency, raised capital in a private placement and public offering, divested ourselves of an unprofitable subsidiary in which we had invested $2.3 million and have substantially moved away from low margin (commodity-like) bulk laser toner and parts products to finished copier and laser printing products, increasing sales and margins. While margins may decrease in the near terms from the introduction and success of lower margin all in one products, we expect margins overall to continue to improve as more of our color copier products are sold. For the year ended December 31, 2001, our sales reached $30 million, with our three largest customers accounting for 70% (some $21 million) of those sales, and by the end of 2004 we expect these customers to account for only about $6.5 million of our net sales, down some $14.5 million or 70% from 2001. The products sold to these customers were primarily analog copier toners and developers, and our sales to these customers of these products have rapidly declined for several reasons, including as the products are discontinued in the market. As a result of the decreasing sales to our largest customers, our total sales declined during 2002 and 2003, and our sales to these customers for the nine months ended September 30, 2004 have declined to approximately 32% of our $17 million of sales. Challenged to replace the sales lost from our largest customers, we introduced new products and expanded our sales channels. In 2003 we were the first to introduce aftermarket, full-color, Segment 3-4, networked copier/printer/MFP toner products and will expand it from one product (4 toners) in 2003 to as many as 10-12 (40 or more toners) during 2004. To our knowledge we are still the only source for these full-color toner products worldwide, other than the OEMs. During 2003 we also introduced 100% new complicated toner cartridges, generally referred to as all-in-one ("AIO") imaging, toner or drum cartridges with their becoming 10% of sales so far in 2004, and will be introducing other such products and selected color AIO products during 2004. As a result, we stemmed the pattern of declining sales in 2004.

PRODUCTS

Our primary product focus is full-color, 100% new, finished products for multifunctional printers/devices ("MFPs"), copiers and printers. In particular, we are concentrating on work group/networked solutions segments, complicated all in one cartridges and selected specialty toner products for certain industrial applications and for the printing of magnetic characters on checks and or financial documents. In 1999 approximately 10% of the Company's sales were derived from finished products, while, at this time, nearly 80% of the Company's sales are derived from finished products.

Both the 100% new AIO and full-color products are important for increasing sales, while the largest contribution to improved profitability will come from our full-color ("business color") finished toner products, without competition from others except the OEMs, for the "sweet-spot" of digital multi-functional copiers/printers. In addition, we continue to develop and offer other niche specialty products like MICR and toners for industrial applications.

WHY 100% NEW PRODUCTS AND PRODUCT TRENDS

While remanufactured or refurbished ("remanufactured") toner cartridges for use in printers generally have 30% of the market in units and 25% in dollar value and are just now being introduced for use in copiers, remanufactured cartridges have a perception with the users from past experience of being of inferior quality even though they offer a cost savings. The quality of the some 2,500 remanufacturers in the U.S. is, by its nature, inconsistent and certain cartridges cannot be readily remanufactured due to the technology utilized by the OEMs. Contributing to the perception of poorer quality for these products is the fact that remanufacturers will not always replace all of the worn parts in a particular cartridge. The dilemma is that if too few parts are changed the cartridge could fail prematurely or not deliver the required print quality, while changing all of the parts subject to wear not only increases the cost of the product but also can result in more variation in print performance to that of the OEM. While users may save 25% or more by using a remanufactured cartridge, as a result of past and existing quality issues remanufactured product have consistently enjoyed only a 30% share of the market, leaving 70% of the users buying 100% new product from the OEM. Other factors contributing the users opting for the OEM, or new product, over remanufactured includes the inconsistent availability of remanufactured cartridges and market confusion from the marketing of remanufactured cartridges as compatible, remanufactured, refurbished, new drum, 100% new parts, other descriptions, and a wide range of prices, all of which leave the user wondering what is being purchased.

Increasingly, the OEMs have moved to prevent aftermarket companies from supplying alternatives to their product. The OEMs accomplish this by increasing the technological barriers with patents, chemical toners and computer chips, and a few have used licensing arrangements (prebate programs) for their product (Lexmark and recently Dell Computers) to make the remanufacture of their cartridges illegal. In addition, recycle programs designed to get the OEM's cartridge back from the user, effectively keeping it away from remanufacturers, are growing worldwide. While recycle programs are touted as being protective of the environment, their effect is to reduce competition from remanufacturers by taking cartridges off the market. On the other hand, a 100% new product priced lower than the OEM and competitively with remanufactured cartridges, redesigned so as not to infringe on the OEM's intellectual property, is not subject to many of the above mentioned problems. Further, with our improved financial strength, significant trade support from our affiliated foreign supplier and expected profitability of our color products, we believe we will not need additional financial resources to realize our goals, excepting, perhaps, the needs that may arise should we be successful in identifying and completing a merger or acquisition.

MARKETING AND SALES

While we have changed our product mix from almost entirely bulk toners and parts to now primarily finished products, we have also expanded our sales channels over the last five years from almost solely unfinished printer products sold to domestic remanufacturers, and a few distributors serving them, to distributors and dealers worldwide of finished copier and printer products, including acquiring large private label arrangements (OEM and distributor). As a result our international sales have increased from approximately 10% to more than 50% of our total sales. We accomplished this by not only acquiring significant corporate account relationships, but by also implementing a worldwide manufacturer's representative program, recruiting industry experienced and successful executives for technical sales and marketing. To improve distribution in the western United States, we opened a sales office/warehouse in Los Angeles, California late in 2003. Now that our California office has surpassed its breakeven point in sales, we are actively recruiting experienced sales managers with whom we can open additional sales offices with warehouses in the northeast and Texas, and we have begun exploring arrangements to have distribution in Europe to better support our customers there. Also during 2003 we obtained our first retail customers who are reselling our products in not only retail store locations but also on the internet. During 2005 we plan to substantially increase sales by adding as customers one or more large national office product retailers.

STOCKHOLDER VALUE, LIQUIDITY AND MERGERS OR ACQUISITIONS

Many of our stockholders invested in our private placement that closed in 2001 at prices up to $2.00 per share and in 2003 our public offering of 4,500,000 shares of our common stock at $1.35 per share. We believe that these and our other stockholders are expecting a return on their investment and a more liquid market for our stock. In 2002 we divested ourselves of a subsidiary that was losing money and had required investments by us of some $2.35 million. Its new owner acquired several hundred thousand shares of our common stock in an exchange thereafter and it and its management sold these shares in the market during 2003 and 2004, contributing to the decline in our stock price of from over $2.00 per share to the low of $0.35. Though the divestiture of the subsidiary, the completion of our public offering and our improved operations significantly improved the financial condition of the Company, and with cash on hand at September 30, 2004 of $1.9 million ($0.15 per common share), our stock price languishes and on October 14 closed at $0.48. With the belief that our common shares were undervalued and represented a good use of some of the Company's working capital, in 2002 our Board of Directors approved through September 30, 2004, the repurchase of up to the lesser of $1 million or 1 million shares of our common stock. This year our Board of Directors approved the extension of our stock repurchase program to September 30, 2005, and from inception through September 30, 2004, the Company has repurchased 81,800 of the Company's common shares at a cost of approximately $55,000 and at an average price of $0.67.

We continue to be interested in making our Company more successful, more quickly, through a successful acquisition or merger. In that regard our criteria generally acceptable merger/acquisition candidates include:

          -    An experienced and capable management team that would remain.
          - A sound and improving financial condition with sales of from $25 million to $75 million and earnings before interest, income taxes, depreciation and amortization of from $4 million to $15 million.
          - Products that would complement ours and offer unique competitive advantages.
          - Sales channels to include office product superstores, contract stationers, corporate accounts, copy product distributers or dealers.
          - Distribution not only in the United States but preferably in Europe as well.
          -    A core value and excellent reputation for high quality.

Our management realizes that an acquisition or merger with a company like that described above could mean changes to both the existing management of our Company, control over the Company's operations and, among other things, whether or not the Company is the surviving entity or remains a public company. With approximately 75% of our common shares controlled by directors, officers, affiliates and or their family members, management believes that these stockholders and others could be persuaded to vote for the completion of a merger or acquisition that was expected to increase in the future both stockholder value and liquidity.

At this time there are no definitive proposals for a transaction, though we continue to seek out and engage in discussions with prospective merger or acquisition candidates. There can be no assurance that any transaction will be completed.

RECENT DEVELOPMENTS

Last year the Company successfully introduced 100% new color toner cartridges for use in Ricoh's AP3800c copier, a 28 page per minute networked full-color copier. During the quarter ended September 30, 2004, the Company introduced color toner cartridges for Ricoh's CL5000 and CL7000 printers as well as its 1224/1232 and 2232/2238 color copiers. These Ricoh cartridges are also used by Lanier, Gestetner, Savin and by InfoTech in Europe. During the fourth quarter 2004 the Company plans to introduce 100% new color toner cartridges for the Ricoh CL3000 printer and the Minolta 2002/3102 copiers. The same Minolta cartridges are also used by Konica, Kyocera Mita and Imagistics. Additionally during the fourth quarter 2004 the Company plans to introduce color toner cartridges for the Okidata C5100/C5300 and toners for use by remanufacturers for use in the Okidata C5000, C7000 and C9000 series of printers and Canon's C3200 copier and HP's 9500 color printer.

Through September 30, 2004, the Company's net sales for 100% new all-in-one products were:

            Year            1st Quarter        2nd Quarter     3rd Quarter   4th Quarter
        -----------         -----------        -----------     -----------   -----------
            2004             $ 158,311          $ 657,771       $ 919,197           N/A

            2003             $      --          $      --       $  64,414     $  64,457


As of September 30, 2004, the backlog of the Company for these products was $227,854.

OVERVIEW

The following discussion and analysis should be read in conjunction with our financial data and our Financial Statements and notes appearing elsewhere in this report.

Net sales for the three months ended September 30, 2004, increased by approximately $318,000, or 6%, to $5.7 million compared to 2003. Net sales for nine months ended September 30, 2004 increased by approximately $901,000, or 6%, to $17.0 million compared to 2003. Net sales in 2004 increased primarily due to increased sales from the Company's copier and all-in-one products, more than offsetting the decline in sales from the sales of our two largest customers to approximately $5,392,000 for the nine months ended September 30, 2004, compared to approximately $7,431,000 for the same periods in 2003, a decrease of approximately 27%. Sales to these customers consist primarily of analog copier products, and as a result are expected to decline over time. In the three and nine month periods ended September 30, 2004, our net sales were primarily generated from the sale of finished consumable products for photocopying machines and electronic printers and comprised approximately 80% and 79% of net sales, respectively. For the three and nine month periods ended September 30, 2003, our net sales from the sale of finished products comprised approximately 78% and 73% of net sales, respectively.

Net sales made outside of the United States for the three and nine month periods ended September 30, 2004, were approximately $2.5 and $7.8 million, respectively, or 44% and 46% of total sales, and increased by approximately $0.3 million, or 14%, and $1.3 million, or 19%, over the same periods in 2003. This increase in international sales resulted primarily from the increase in sales of our color copier and all in one products to customers other than our two largest customers.

The following table reflects the consolidated new orders, net of cancellations, revenues and backlog as of the beginning and end of the three and nine months ended September 30, 2004, as well as for Color Imaging's two general product lines.


                                               Backlog                            Backlog
                                              at start                             at end
                                                 of         New         Net          of
                                               Period      Orders     Revenue      Period
                                              --------    --------    --------    --------
                                                          (IN THOUSANDS OF DOLLARS)
         Three Months September 30, 2004:
           Copier Products                    $  1,813    $  4,673    $  5,285    $  1,201
           Printer Products                        377         485         394         468
                                              --------    --------    --------    --------
              Total                           $  2,190    $  5,158    $  5,679    $  1,669
                                              ========    ========    ========    ========

                                                          (IN THOUSANDS OF DOLLARS)
         Nine Months September 30, 2004:
             Copier Products                  $  1,896    $ 12,945    $ 13,640    $  1,201
             Printer Products                      575       3,202       3,309         468
                                              --------    --------    --------    --------
              Total                           $  2,471    $ 16,147    $ 16,949    $  1,669
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

VALUATION OF LONG-LIVED ASSETS. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of our long-lived assets, such as our investment in our toner manufacturing equipment. We have approximately $8.1 million invested in such equipment and plant improvements, with a carrying value of $6.2 million, that have estimated lives of up to twenty years. Should competing technologies or offshore competitors cause our manufacturing technology to be non-competitive, or should other events or circumstances indicate that the carrying amount of these assets would not be recoverable, the estimated life of these assets may need to be shortened and their carrying value could be materially affected. If the sum of the undiscounted expected cash flows from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss is recognized.

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

RESULTS OF OPERATIONS

Color Imaging's net sales were $5.7 million and $16.9 million for the three and nine months ended September 30, 2004, an increase of approximately 6% from both the three and nine months ended September 30, 2003. The net sales by product category were as follows:

                                                                   % Increase
    (Dollars in thousands)                 2004            %        (Decrease)       2003            %
                                       ------------  ------------  ------------  ------------  ------------
    Three Months
    ------------
    Product Category:
     Cartridges and bottles
      Copier finished products          $   4,146         73%           31%       $   3,166         59%
      Printer finished products               394          7%          (49)             773         14%
                                       ------------                ------------  ------------
                                            4,540         80%           15            3,939         73%

    Bulk toner and parts                    1,139         20%          (20)           1,422         27%
                                       ------------                ------------  ------------
          Total net revenue             $   5,679        100%            5        $   5,361        100%
                                       ============                ============  ============

    Nine Months
    ----------
    Product Category:
     Cartridges and bottles
      Copier finished products          $  11,913         70%           31        $   9,059         56%
      Printer finished products             1,486          9           (43)           2,596         16%
                                       ------------                ------------  ------------
                                           13,399         79            15           11,655         73%

    Bulk toner and parts                    3,550         21           (19)           4,394         27%
                                       ------------                ------------  ------------
          Total net revenue             $  16,949        100%            6        $  16,049        100%
                                       ============                ============  ============


The following table sets forth certain information derived from the Company's unaudited interim statements of operations:

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                         2004            2003           2004            2003
                                        ------          ------         ------          ------
                                                        (PERCENTAGE OF NET SALES)

Net sales                                100             100             100            100
Cost of sales                             77              74              75             74
Gross profit                              23              26              25             26
Administrative expenses                    5               8               6              8
Research and development                   5               5               5              6
Sales and marketing                       10               8              11              7
Operating income                           3               4               3              5
Interest expense                           -               1               -              1
Depreciation and amortization              3               8               3              5
Income before taxes                        3               5               4              5
Provision for income taxes                 1               2               2              2
Net income                                 2               3               2              3


THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES. Our net sales increased by $0.3 million, or 6%, to $5.7 million for the three months ended September 30, 2004, from $5.4 million for the three months ended September 30, 2003. Net sales made in the United States were $3.2 million for the three months ended September 30, 2004 and for the comparable period in 2003. Net sales made outside of the United States increased by $0.3 million, or 14%, for the quarter compared to the same quarter of 2003. While net sales for the quarter compared to that of a year ago made inside of the United States was approximately the same, sales of copier and all in one products increased while sales from laser and MICR products to customers other than our two largest customers decreased. The increase in net sales for the quarter compared to that of year ago made outside of the United States was primarily the result of increased sales from copier and all in one products to customers other than our two largest customers. Of the $5.6 million in net sales, $4.5 million, or 80%, were attributable to our copier, all in one and printer finished products, compared to 71% for the comparable period in 2003, while the net sales of bulk toner and parts declined from 27% of net sales for the three months ended September 30, 2003 compared to 20% for the comparable period in 2004. Net sales to our two largest customers decreased as a percentage of our total sales to 32% for the three months ended September 30, 2004, from 41% for the comparable period in 2003.

COST OF GOODS SOLD. Cost of goods sold increased by $0.4 million, or 9%, to $4.4 million from $4.0 million for the three months ended September 30, 2004 for the comparable period in 2003, primarily as the result of the increase in net sales and secondarily from selling all in one products at lower margins. Cost of goods sold as a percentage of net sales increased by 3 percentage points from 74% for the three months ended September 30, 2003 to 77% for the three months ended September 30, 2004, primarily as the result more of our net sales being derived from lower margin all-in-one and analog copier products.

GROSS PROFIT. As a result of the above factors, gross profit was $1.3 million in both the three months ended September 30, 2004 and 2003, while net sales for the same period increased by $0.3 million, or 6%. Gross profit as a percentage of net sales decreased by 3 percentage points from 26% to 23% for the three months ended September 30, 2004, as compared to the corresponding period of the prior year. The decrease in the percentage of gross profit resulted primarily from more of our sales being derived from lower margin all-in-one and analog copier products.

OPERATING EXPENSES. Operating expenses increased $26,000, or 2%, to $1,171,000 in the three months ended September 30, 2004 from $1,145,000 in the three months ended September 30, 2003. General and administrative, selling and R&D expenses decreased, as a percentage of net sales, to 20% in the three months ended September 30, 2004 from 21% in the three months ended September 30, 2003 as a result of the increase in net sales for the quarter and lower expenditures in general and administrative expenses. General and administrative expenses decreased approximately 28%, or $119,000 to $300,000 for the three months ended September 30, 2004 from the comparable period in 2003, largely resulting from decreased professional fees in connection with complying with the change in SEC reporting requirements from Regulation SB to S-K and bonus and salary related expenses. Selling expenses increased by $144,000, or 33%, in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Selling expenses increased primarily as a result of increased sales costs in connection with the opening of our California office, the hiring of a senior vice president for marketing and sales earlier this year, appointing a vice president for technical sales and increased manufacturer's representative expenses. Research and development expenses decreased by $1,000, or less than 1%, to $287,000 in the three months ended September 30, 2004, from the comparable period in 2003.

OPERATING INCOME. As a result of the above factors, primarily the 3% decrease in gross profit and the 2% increase in operating expenses, operating income decreased by $72,000, or 32%, to income of $151,000 in the three months ended September 30, 2004 from $223,000 in the three months ended September 30, 2003.

INTEREST AND FINANCE EXPENSE. Interest expense decreased by $7,000 in the three months ended September 30, 2004 from the three months ended September 30, 2003. The decrease was primarily the result of reduced interest bearing debt levels.

OTHER INCOME. Other income decreased by $8,000, or 14%, from income of $57,000 to income of $49,000 in the three months ended September 30, 2004 from the three months ended September 30, 2003, primarily as the result of decreased Euro exchange gains.

INCOME TAXES. As the result of our income from continuing operations in the three months ended September 30, 2004, we recorded an income tax provision of $71,900 for the period, while the income tax provisions were $100,000 for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES. Our net sales increased by $0.9 million, or 6%, to $17 million for the nine months ended September 30, 2004, from $16 million for the nine months ended September 30, 2003. Net sales made in the United States were $9.2 million, a decrease of $0.4 million, or 4%, from $9.5 million made in the comparable period in 2003. Net sales made outside of the United States increased by $1.3 million, or 20%, to $7.8 million for the nine months ended September 30, 2004 compared to the same nine months of 2003. The increase in net sales for the nine months ended September 30, 2004, compared to that of a year ago resulted primarily from the sale of our color copier and all-in-one products. Of the $17 million in net sales for the nine months ended September 30, 2004, $13.4 million, or 79%, were attributable to our finished products for use in copiers and printers, while $3.6 million, or 21%, were derived from the sale of bulk toners and parts. Of the $16 million in net sales for the nine months ended September 30, 2003, $11.7 million, or 73%, were attributable to our finished products for use in copiers and printers, while $4.3 million, or 27%, were derived from the sale of bulk toners and parts.

COST OF GOODS SOLD. Cost of goods sold increased by $0.9 million, or 7%, to $12.7 million from $11.8 million for the nine months ended September 30, 2004 from the comparable period in 2003. Cost of goods sold as a percentage of net sales increased by 1 percentage point from 74% for the nine months ended September 30, 2003 to 75% for the nine months ended September 30, 2004, primarily as the result of the sales derived from lower margin all-in-one products.

GROSS PROFIT. As a result of the above factors, gross profit increased by $29,000, or 1%, to $4,255,000 in the nine months ended September 30, 2004 from $4,226,000 for the comparable period in 2003. Gross profit as a percentage of net sales decreased by 1 percentage point from 26% to 25% for the nine months ended September 30, 2004, as compared to the corresponding period of the prior year. The decrease in the percentage of gross profit resulted primarily from increased sales derived from lower margin all-in-one products.

OPERATING EXPENSES. Operating expenses increased $324,000 or 10% to $3.7 million in the nine months ended September 30, 2004 from $3.4 million in the nine months ended September 30, 2003. As a percentage of net sales general and administrative, selling and R&D expenses, was 22% and 21%, respectively, for the nine months ended September 30, 2004 and 2003. The increase in operating expenses as a percentage of net sales was largely the result of the increased selling and marketing expenses for the nine months ended September 30, 2004. General and administrative expenses decreased approximately 21%, or $273,000 to $1,039,000 for the nine months ended September 30, 2004 from the comparable period in 2003, largely resulting from decreased professional expenses for compliance with changing from SEC regulation SB to S-K reporting and the repurchase of securities issued in our private placement completed in 2001 and having made no provision for a bonus program in 2004. Selling expenses increased by $593,000, or 50%, in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Selling expenses increased primarily as the result of expenses in connection with the California sales office opened at the end of 2003 and the increased salary related expenses for newly appointed sales executives and increased manufacturer's representative expenses. Research and development expenses increased by $4,000, or 1%, in the nine months ended September 30, 2004.

OPERATING INCOME. As a result of the above factors, primarily the 1% decrease in gross profit and the 50% increase in sales and marketing expenses, operating income decreased by $297,000, to income of $539,000 in the nine months ended September 30, 2004 from $836,000 in the nine months ended September 30, 2003.

INTEREST AND FINANCE EXPENSE. Interest expense decreased by $70,000 in the nine months ended September 30, 2004 from the nine months ended September 30, 2003, or 51%. The decrease was primarily the result of reduced interest bearing debt levels.

OTHER INCOME. Other income increased by $43,000 from income of $166,000 to income of $209,000 in the nine months ended September 30, 2004 from the nine months ended September 30, 2003, primarily as the result of Euro exchange gains.

INCOME TAXES. As the result of our decreased profit from operations for the nine months ended September 30, 2004, our provision for taxes decreased from $345,000 in the nine months ended September 30, 2003 to $272,000 for the period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, and December 31, 2003, our working capital and current ratio was approximately $7.2 million and $6.5 million and 3.39 to 1 and 2.83 to 1, respectively. Our working capital and current ratio have increased primarily from the net proceeds we received from the public sale of our common stock during March 2003 and our continuing profitability.

Cash provided by operating activities was $578,000 in the nine months ended September 30, 2004 compared to $185,000 used by operations in the nine months ended September 30, 2003. The cash provided by operating activities in the nine months ended September 30, 2004 increased primarily due to the decrease in inventories.

Cash used in investing activities was $167,000 in the nine months ended September 30, 2004, compared to $388,000 in the nine months ended September 30, 2003. The decrease in cash used in investing activities in the nine months ended September 30, 2004, was entirely attributable to decreased capital expenditures in connection with the acquisition and installation of new factory equipment.

The Company has a $1.5 million revolving line of credit, as amended, with an outstanding balance as of September 30, 2004 of $0, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of September 30, 2004, the interest rate was the one-month Libor rate of 1.84% plus 2.50% (4.34%). This revolving line of credit has a June 30, 2005 expiration date. Under the line of credit, the Company is permitted to borrow up to 75% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $750,000 and not to exceed 50% of the total outstanding).

The Bank agreement also contains various covenants that the Company is required to maintain, and as of September 30, 2004, the Company was in compliance with these covenants. If the Company fails to meet these covenants in future periods, the line of credit and letter of credit facilities may become unavailable to the Company, and the Bank may have the right to accelerate the payment of any outstanding amounts.

Cash used in financing activities were $696,000, primarily for the repayment of related party debt and the July 1st principal reduction to the IDR bond, for the nine months ended September 30, 2004 compared to cash provided by financing activities of $2,473,000 for the same period in 2003, resulting largely from the $5,900,000 in net proceeds received for the public sale of our common stock to an affiliate.

On April 18, 2003, the Company established a stock repurchase program under which Color Imaging's common stock, with an aggregate market value up to the lesser of $1 million or 1 million shares, may be acquired in the open market or through private or other transactions. Through October 18, 2004, the Company has repurchased 81,800 shares of our common stock for approximately $55,000, or for an average price of $0.67 per share.

We believe that existing cash balances, cash expected to be generated by operating activities, and funds available under our credit facility will be, in the aggregate, sufficient to finance our operating and investing activities for at least the next 12 months, which will include expenditures not to exceed approximately $500,000 for manufacturing, $150,000 for research and development equipment, $175,000 potentially for computer software upgrades to accommodate electronic data interchange, the repurchase of our stock under the stock repurchase program of up to the lesser of $1,000,000 or 1,000,000 shares of our common stock and any advances made by our bank on our behalf under our off-balance sheet arrangement of $1.5 million for a standby letter of credit issued to a non-affiliated foreign supplier.

OFF BALANCE SHEET ARRANGEMENTS

On February 6, 2004, our Bank issued on our behalf an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of a non-affiliated foreign supplier. The letter of credit has an expiration date of June 30, 2005, and guarantees the payment of moneys owed the supplier for materials purchased from them by the Company on terms from N30 to N120. At September 30, 2004, the Company's accounts payable to this supplier was $614,846. The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit and the obligations under the letter of credit.

FACTORS   THAT  MAY   AFFECT   FUTURE   RESULTS   AND   INFORMATION   CONCERNING
FORWARD-LOOKING STATEMENTS

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF CUSTOMERS.

For the nine months ended September 30, 2004, two customers accounted for approximately 32% of our net sales. We do not have contracts with these customers and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of either of these customers, including through an acquisition, other business combination or the loss by them of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers or substantial portions of our business with one or more of our major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

OUR RELIANCE ON SALES TO A FEW MAJOR CUSTOMERS AND GRANTING CREDIT TO THOSE CUSTOMERS PLACES US AT FINANCIAL RISK.

As of September 30, 2004, receivables from two customers comprised 16% of accounts receivable. A concentration of our receivables from a small number of customers places us at risk should these receivables become uncollectible. If any one or more of our major customers is unable to pay us it could adversely affect our results of operations and financial condition. Color Imaging attempts to manage this credit risk by performing credit checks, requiring significant partial payments prior to shipment where appropriate, and actively monitoring collections.

APPROXIMATELY 32% OF OUR BUSINESS DEPENDS ON A FOREIGN SUPPLIER APPROVED BY TWO OF OUR CUSTOMERS TO WHOM WE HAVE ISSUED A LETTER OF CREDIT.

Some of our products incorporate technologies that are available from a particular foreign supplier that has been approved by one of our customers. Approximately 32% of our sales for the nine months ended September 30, 2004 were derived from products limited to a specific foreign supplier. For the nine months ended September 30, 2004, we purchased 37% of our supplies from that same foreign supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders. To secure the payment of moneys due this same foreign supplier we have caused our bank to issue a standby letter of credit in the amount of $1.5 million, expiring June 30, 2005. Should we be unable to obtain the necessary materials from this foreign supplier, including as a result of our not being able to modify, extend or renew the letter of credit upon expiry, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

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

OUR BUSINESS MIGHT BE ADVERSELY AFFECTED BY OUR DEPENDENCE ON FOREIGN BUSINESS.

We sell a significant amount of product to customers outside of the United States. International sales accounted for 46% and 41% of net sales in the nine months ended September 30, 2004 and 2003, respectively. We expect that shipments to international customers will continue to account for a material portion of net sales. During the nine month period ended September 30, 2004, our sales were made to customers outside the United States as follows:

o    Europe (including Eastern Europe) - 25%
o    Mexico - 13%
o    Asia/Southeast Asia - 5%
o    Other - 3%

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

Most of our sales are priced in U.S. dollars, but because we began selling products in Europe denominated in Euros during 2001, fluctuations in the Euro could also cause our products there to become less affordable or less competitive or we may sell some products at a loss to otherwise maintain profitable business from a customer. We recorded gains of approximately $143,000 and $124,000 during the nine month periods ended September 30, 2004 and 2003, respectively, as a result of foreign currency transactions.

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

OUR ACQUISITION STRATEGY MAY PROVE UNSUCCESSFUL.

We intend to pursue acquisitions of businesses or technologies that management believes complement or expand the existing business. Acquisitions of this type involve a number of risks, including the possibility that the operations of any businesses that are acquired will be unprofitable or that management attention will be diverted from the day-to-day operation of the existing business. An unsuccessful acquisition could reduce profit margins or otherwise harm our financial condition, by, for example, impairing liquidity and causing non-compliance with lending institution's financial covenants. In addition, any acquisition could result in a dilutive issuance of equity securities, our going private, the incurrence of debt or the loss of key employees. Certain benefits of any acquisition may depend on the taking of one-time or recurring accounting charges that may be material. We cannot predict whether any acquisition undertaken by us will be successfully completed or, if one or more acquisitions are completed, whether the acquired assets will generate sufficient revenue to offset the associated costs or other adverse effects. We are exploring the possibility of a strategic merger. Any such merger could result in a change in control of the Company. There can be no assurance that any merger or acquisition could be successfully completed. In addition, the Company could incur expenses in exploring a merger or acquisition transactions which are not completed.

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

EXERCISE OF WARRANTS AND OPTIONS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK.

As of October 20, 2004, we had issued and outstanding 12,699,005 shares of common stock, 100,000 warrants and 1,420,000 options to purchase additional shares of common stock. The existence of the remaining warrants and options may adversely affect the market price of our common stock and the terms under which we obtain additional equity capital.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may", "will," "should" or "anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding our ability to borrow funds from financial institutions or affiliates, to engage in sales of our securities, our intention to repay certain borrowings from future sales of our securities or cash flow, the ability to expand capacity by placing in service additional manufacturing equipment and making use of that capacity, our expected acquisition of business or technologies, our plans for broadening our sales channels and the outlets for our products, our expectation that shipments to international customers will continue to account for a material portion of net sales, anticipated future revenues, our introduction of new products and our increasing our sales from all in one cartridges, digital copier, color and magnetic character recognition toner products, sales, our expectations for operations, demand, technology, products, business ventures, major customers, major suppliers, retention of key officers, management or employees, competition, capital expenditures, credit arrangements and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon our business. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements. These factors include the "Risk Factors" discussed above.

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

We estimate that about 96% of our transactions are denominated in U.S. dollars, excepting those sales in Euros to a few customers in Europe, including our second largest customer's European operations. Accordingly, beginning in 2001, we are subject to foreign currency risk with respect to future costs or cash flows from our sales in Euros. We have adjusted our prices annually with our customer to reflect the change in the exchange rate and do not expect to be subject to material foreign currency risk, accordingly, with respect to those sales. As a result, to date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange. We recognized a net foreign currency transaction gain of $143,000 in the nine months ended September 30, 2004, and we recognized a net foreign currency transaction gain of $149,000, $2,858 and a loss of $1,877 in the years ended December 31, 2003, 2002 and 2001, respectively. Our contract pricing for our products sold in Euros is currently at the rates of 1.00 and 1.17 Euros relative to the U.S. dollar. A 10% change in the value of the Euro relative to the United States dollar would cause approximately an $8,000 foreign currency translation adjustment in an average month, a type of other comprehensive income (loss), which would be a direct adjustment to stockholders' equity.

Our revolving line of credit bears interest based on interest rates tied to the LIBOR rate, which may fluctuate over time based on economic conditions. As a result, we are subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and we are in a borrowing mode. At September 30, 2004, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

Our investment policy requires investments with high credit quality issuers and or over night repurchase agreements with our bank. Investments we make will principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates of five years or less, or the overnight purchase of securities held in our bank's investment portfolio. Because of the credit criteria of our investment policies, the primary market risk associated with these investments is interest rate risk. We do not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. We had approximately $784,000 in overnight repurchase arrangements with our bank and $440,000 invested in short-term securities, which are available for sale, at September 30, 2004. We received dividends of approximately $5,300 and $25,300 for the three and nine months ended September 30, 2004, while recording a net asset value decrease of approximately $500 and $11,200 for the quarter and nine months ended September 30, 2004, respectively.

Management believes that a reasonable change in raw material prices could have a material impact on future earnings or cash flows, because we generally are not able to offset increases to our costs with higher prices for our products.

ITEM 4. CONTROLS AND PROCEDURES

a) On October 22, 2004, our Chief Executive Officer and Chief Financial Officer participated in a meeting during which there was an evaluation of our disclosure controls and procedures as of September 30, 2004. Based on such evaluation, they believe such controls and procedures are effective.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

b) Our Chief Executive Officer and Chief Financial Officer are involved in ongoing evaluations of internal controls. On October 22, 2004, in anticipation of the filing of this Form 10-Q, they reviewed our internal controls and have determined, based on such review, that, there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls during the quarter ended September 30, 2004.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Our intended uses, as reallocated, of the $6,075,000 of proceeds received from the public sale of our common stock, and our uses through September 30, 2004, are listed below in descending order of priority:

  Purpose:                                         Amount            Used        Reallocated       Remaining
  ------------------------------------------     -----------     ------------    ------------     -----------
  Accounts payable and other corporate
   and offering expenses . . . . . . . . . .     $ 1,000,000     $  (115,042)    $  (884,958)     $         0
  To retire debt (1) . . . . . . . . . . . .     $   350,000     $  (324,301)    $   (25,699)     $         0
  To retire debt (2) . . . . . . . . . . . .     $ 1,050,000     $  (956,883)    $   (93,117)     $         0
  To retire debt (3) . . . . . . . . . . . .     $         0     $  (235,000)    $   235,000      $         0
  To reduce IDR Bond debt (4). . . . . . . .     $         0     $  (548,928)    $   846,264      $   297,336
  To acquire capital assets. . . . . . . . .     $ 1,500,000     $  (318,774)    $         0      $ 1,181,226
  To repurchase our stock (5). . . . . . . .     $         0     $   (54,886)    $   500,000      $   445,114
  For other general corporate purposes
   including working capital . . . . . . . .     $ 2,175,000     $  (986,072)    $  (577,490)     $   611,438
                                                 -----------     ------------                     -----------
                                         Total:  $ 6,075,000     $(3,539,886)                     $ 2,535,114

  Pending application:
  -------------------
  Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,035,114
  Pay down of revolving line of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,500,000
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

(4) On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and Kings Brothers, LLC. The 1.09% revenue bonds, 2.09% inclusive of the 1% letter of credit fee, as of June 30, 2004, are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured, as amended on April 7, 2003, by specific equipment assets of the Company and by real property owned by Kings Brothers, LLC. A loan agreement between the Authority and the Company and Kings Brothers, LLC allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to relocate, purchase and install certain manufacturing equipment, while $974,128 was used by Kings Brothers, LLC to pay down the mortgage on the real property leased to the Company. The Company and the Related Party are jointly obligated to repay any outstanding debt. As of September 30, 2004, the bond principal outstanding was $2,725,000 and the portion due from Kings Brothers, LLC was $647,428. The $846,264 of principal to be repaid under the IDR bond, as reallocated hereinabove, is the Company's share of the bond principal due and payable on the 1st of July 2003, 2004 and 2005, respectively.

(5) From July 2003 through September 30, 2004, under the repurchase program the Company has repurchased 81,800 shares of our common stock on the open market for $54,886, or at an average price of $0.67. There remains $945,114 available for future common stock repurchases under the authorization of the board of directors and $445,114 as allocated by management hereinabove.

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

The Company's share of the principal payment due under the IDR Bond on July 1, 2003, in the amount of $266,840 has been paid, and as of September 30, 2004, $282,088 was paid on the IDR bond debt due July 1, 2004. The above table reflects the July 1, 2003 and 2004 payments on the IDR bond. The Company's share of the principal payment due under the IDR bond on July 1, 2005, is $297,336.

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

On April 18, 2003, the Company established a stock repurchase program under which the Company may purchase on the open market the lesser of the aggregate value of $1,000,000 or 1,000,000 shares in compliance with Rule 10b-18 until September 30, 2005, as extended by the board of directors during the annual meeting held on May 18, 2004, and we have reallocated proceeds for this program. From July 2003 through December 31, 2003, under the repurchase program the Company repurchased 44,500 shares of our common stock on the open market at an average price of $065. From January 1 through September 30, 2004, under the repurchase program the Company has repurchased 37,300 shares of our common stock on the open market at an average price of $0.70. Since the inception of the repurchase program the Company has repurchased 81,800 shares of our common stock for $54,866 and at an average price of $0.67. There remains $945,134 available for future common stock repurchases, as authorized by the board of directors.

     -----------------------------------------------------------------------------------------------------------
                               ISSUER (MARKET) PURCHASE OF EQUITY SECURITIES
     -----------------------------------------------------------------------------------------------------------
                                                                                            Maximum Number
                                                                      Total Number of       (or Approximate
                                                                      Shares Purchased      Dollar Value) of
                               Total Number        Average Price      as Part of Publicly   Shares that May Be
                                 of Shares           Paid per         Announced Plans       Purchased Under the
         Period                 Purchased            Share ($)        or Programs           Plans or Programs
     -------------------- --------------------  --------------------  --------------------  --------------------
     During 2003                   44,500              0.65                  44,500

     During 2004
     -------------------
     January                        7,000             0.72                   7,000
     February                       3,500             0.76                   3,500
     March                          7,000             0.77                   7,000
     April                          7,000             0.78                   7,000
     May                            7,000             0.70                   7,000
     June                               0               --                       0
     July                               0               --                       0
     August                         2,900             0.45                   2,900
     September                      2,900             0.47                   2,900
                          -------------------- --------------------  --------------------  --------------------
     Total 2004                    37,300             0.70                  37,300             1,000,000
                          -------------------- --------------------  --------------------  --------------------
     Total                         81,800             0.67                  81,800             1,000,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6 -EXHIBITS

(a) EXHIBITS


 Exhibit
    No.       Description
 ---------    --------------
 2.1          Merger Agreement and Plan of  Reorganization  dated May 16, 2000,
              by  and  between  Advatex   Associates,   Inc.,  Logical  Imaging
              Solutions  Acquisition  Corp.,  Color Imaging  Acquisition Corp.,
              Logical  Imaging   Solutions,   Inc.,  and  Color  Image,   Inc.,
              incorporated by reference to the  Registrant's  Form 8-K filed on
              July 17, 2000.
 2.2          Amendment   No.   1  to  the   Merger   Agreement   and  Plan  of
              Reorganization dated June 15, 2000,  incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.
 2.3          Amendment   No.   2  to  the   Merger   Agreement   and  Plan  of
              Reorganization dated June 26, 2000,  incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.
 2.4(1)       Share Exchange  Agreement dated as of September 11, 2002 between
              Color Imaging,  Inc., Logical Imaging  Solutions,  Inc., Digital
              Color Print,  Inc., and the shareholders of Digital Color Print,
              Inc.,   incorporated   by   reference  to  Exhibit  2.1  to  the
              Registrant's Form 8-K filed September 26, 2002.
 2.5          Amendment No. 1 to Share Exchange Agreement dated as of September
              20, 2002 between Color Imaging,  Inc., Logical Imaging Solutions,
              Inc.,  Digital Color Print, Inc., and the shareholders of Digital
              Color Print,  Inc.,  incorporated  by reference to Exhibit 2.2 to the Registrant's Form 8-K filed September 26, 2002.
 3.1          Certificate  of  Incorporation,   incorporated  by  reference  to
              Exhibit 3.1 to the Registration statement on Form SB-2 filed July
              15, 2002.
 3.2          Bylaws, incorporated by reference to the Registrant's Form 10-QSB for  the  quarter  ended  March  31,  2002.  4.1  Stock  Purchase
              Agreement  between the Company and Wall Street  Consulting  Corp.
              dated October 30, 2001,  incorporated by reference to Exhibit 4.1 to the Registration statement on Form SB-2 filed May 31, 2002.
 4.2          Promissory Note of Wall Street Consulting Corp. dated October 30,
              2001,   incorporated   by   reference   to  Exhibit  4.2  to  the
              Registration statement on Form SB-2 filed May 31, 2002.
 4.3          Form of Warrant issued to Selling  Stockholders,  incorporated by reference  to Exhibit 4.3 to the  Registration  statement on Form
              SB-2 filed November 28, 2001.

 Exhibit
    No.       Description
 ---------    --------------
 4.4          Development  Authority  of Gwinnett  County,  Georgia  Industrial
              Development  Trust Indenture dated June 1, 1999,  incorporated by reference to Exhibit 4.27 to the  Registration  statement on Form
              SB-2 filed May 31, 2002.
 4.5          Loan  Agreement  between the Company,  Kings Brothers LLC and the
              Development  Authority of Gwinnett County,  Georgia dated June 1,
              1999,   incorporated   by   reference  to  Exhibit  4.28  to  the
              Registration statement on Form SB-2 filed May 31, 2002.
 4.6          Joint  Debtor  Agreement  dated June 28,  2000 by and among Color
              Image, Inc., Kings Brothers, LLC, Dr. Sueling Wang, Jui-Chi Wang,
              Jui-Kung Wang, and Jui-Hung  Wang,  incorporated  by reference to
              Exhibit  4.28 to the  Registration  statement  on Form SB-2 filed
              February 11, 2002.
 4.7          First  Amendment to Joint Debtor  Agreement dated January 1, 2001 by and among Color  Imaging,  Kings  Brothers,  LLC, Dr.  Sueling
              Wang,   Jui-Chi  Wang,   Jui-Kung   Wang,   and  Jui-Hung   Wang,
              incorporated  by reference  to Exhibit  4.29 to the  Registration statement on Form SB-2 filed February 11, 2002.
 4.8          $500,000  Promissory  Note between Color Imaging and Sueling Wang dated March 14, 2002,  incorporated  by reference to Exhibit 4.34 to the Registration statement on Form SB-2 filed April 11, 2002.
 4.9          $500,000  Promissory Note between Color Imaging and Jui Hung Wang dated August 21, 2002,  incorporated by reference to Exhibit 4.50 to the Registration statement on Form SB-2 filed October 2, 2002.
 4.10         $100,000  Promissory  Note between Color Imaging and Jui Chi Wang dated August 21, 2002,  incorporated by reference to Exhibit 4.51 to the Registration statement on Form SB-2 filed October 2, 2002.
 4.11         First Note Modification  Agreement between Sueling Wang and Color
              Imaging  dated  August 27,  2002,  incorporated  by  reference to
              Exhibit  4.52 to the  Registration  statement  on Form SB-2 filed
              October 2, 2002.
 4.12         Amended and restated  $1,500,000  revolving  note  between  Color
              Imaging and SouthTrust Bank dated June 16, 2003,  incorporated by reference to Exhibit 4.12 to the  Registrant's  Form 10-Q for the
              quarter ended June 30, 2003.
 4.13         Amended and restated  loan and security  agreement  between Color
              Imaging and SouthTrust Bank dated June 16, 2003,  incorporated by reference to Exhibit 4.13 to the  Registrant's  Form 10-Q for the
              quarter ended June 30, 2003.
 4.14         Amendment to Loan Documents  between Color Imaging and SouthTrust
              Bank dated June 29,  2004,  incorporated  by reference to Exhibit
              4.14 to the Registrant's Form 10-Q for the quarter ended June 30,
              2004.
31.1+         Chief executive officer's  certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+         Chief financial officer's  certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+         Chief executive officer's  certification  pursuant to Section 906
              of  the   Sarbanes-Oxley  Act  of  2002.
32.2+         Chief financial officer's  certification  pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002.
------------------------
+ Filed herewith.
* Management contract or compensatory arrangement or plan.
(1) Pursuant to Rule 601(b)(2), the schedules and exhibits to this Agreement shall not be filed. A list of the schedules and exhibits is contained on the last page of the Agreement. The Registrant agrees to furnish supplementally a copy of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COLOR IMAGING, INC.


                                     /S/ JUI-KUNG WANG
                                     --------------------------------------
   October 26, 2004                  Jui-Kung Wang
                                     Chief Executive Officer



                                     /S/ MORRIS E. VAN ASPEREN
                                     --------------------------------------
                                     Morris E. Van Asperen
                                     Executive Vice President and
                                     Chief Financial Officer