Form 10-K
period 2004-12-31
COLOR IMAGING INC
filed 2005-02-22
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (4,601,011shares) was approximately $2,070,455 at June 30, 2004 (the last business of day of the most recently completed second fiscal quarter) based on the closing price of our common stock of $0.45.

The number of common shares outstanding as of February 18, 2005 was 12,690,305.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                               TABLE OF CONTENTS

                                     PART I

ITEM 1    BUSINESS.............................................................3
ITEM 2    PROPERTIES..........................................................19
ITEM 3    LEGAL PROCEEDINGS...................................................19
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................19

                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS'
            MATTERS AND ISSUER PURCHASES OF EQUITY............................20
ITEM 6    SELECTED CONSOLIDATED FINANCIAL DATA................................24
ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................24
ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........32
ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................33
ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................53
ITEM 9A   CONTROLS AND PROCEDURES.............................................53
ITEM 9B   OTHER INFORMATION...................................................53

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................54
ITEM 11   EXECUTIVE COMPENSATION..............................................56
ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......59
ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................59
ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES..............................61

                                     PART IV

ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.............................62

          SIGNATURES..........................................................65

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Since 1989, Color Imaging, Inc. ("Color Imaging") has developed, manufactured and marketed products used in electronic printing. Color Imaging formulates and manufactures black text and specialty toners, including color and magnetic character recognition toners for numerous laser printers, facsimile machines and analog and digital photocopiers. Color Imaging's toners permit the printing of a wide range of user-selected colors and also the full process color printing of cyan, yellow, magenta and black. Magnetic character recognition toners enable the printing of magnetic characters that are required for the high-speed processing of checks and other financial documents. Color Imaging also supplies other consumable products used in electronic printing and photocopying, including toner cartridges and imaging drums.

Color  Imaging  has  continually  expanded  its product  line and  manufacturing capabilities. This expansion has led to the creation and marketing of black text, color, magnetic character recognition and specialty toner formulations, including aftermarket toners and imaging products for printers and facsimile machines manufactured by Brother(TM), Canon(TM), Fuji-Xerox(TM), Hewlett Packard(TM), Lexmark(TM), Kyocera(TM), Minolta(TM), Okidata(TM). Color Imaging also manufactures and/or markets toners for use in Canon(TM), Gestetner(TM), Kyocera/Mita(TM), Konica(TM), Lanier(TM), Minolta(TM), Ricoh(TM), Savin(TM), Sharp(TM), Toshiba(TM), Xerox(TM) copiers. Color Imaging also offers product enhancements, including imaging supplies that enable standard laser printers to print magnetic character recognition data. Color Imaging markets branded products directly to OEMs and its aftermarket products worldwide to distributors and re-manufacturers of laser printer toner cartridges and to dealers and distributors of copier products.

Color Imaging's business is derived from a single segment, imaging supplies and related consumables, used in copiers, printers and facsimile machines. The percentage of our net sales derived from finished products, both manufactured and purchased from others for resale, for the years ended December 31, 2004, 2003 and 2002 were 80% 72% and 77%, respectively, while our sales of bulk toners and parts for the same periods were 20%, 28% and 23%, respectively. While we sell bulk toners, we believe that the net sales of finished products will continue to be the majority of our net sales. Sales to our two largest customers will continue to decline and were approximately 29% of 2004 net sales and are expected to be about 13% of 2005 net sales. These two customers both have, in the past, elected to produce themselves some of the products formerly manufactured by us, and since many of the products are older analog copier toners and developers whose sales in the marketplace are declining in general, the Company only expects to continue to sell these products to these two customers through the end of 2005. For the 2004 year, one unrelated distributor/customer of imaging supplies accounted for approximately 24% of net sales from continuing operations. For the 2003 year, two unrelated distributors/customers of imaging supplies accounted for 19% and 14% of net sales from continuing operations. For the 2002 year, these same two unrelated distributors/customers of imaging supplies accounted for 47% and 20% of net sales from continuing operations. The Company does not have a written or oral contract with any of these customers. All sales are made through purchase orders.

BACKGROUND

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

RECENT DEVELOPMENTS

Last year the Company  successfully  introduced 100% new color toner  cartridges for use in Ricoh's AP3800c copier, a 28 page per minute networked full-color copier. During the quarter ended September 30, 2004, the Company introduced color toner cartridges for Ricoh's CL5000 and CL7000 printers as well as its 1224/1232 and 2232/2238 color copiers. These Ricoh cartridges are also used by Lanier, Gestetner, Savin and by InfoTech in Europe. During the first quarter 2005 the Company plans to introduce 100% new color toner cartridges for the Ricoh CL3000 printer, Okidata C5100/C5300 printer, Konica/Minolta C350 "Bizhub," Kyocera/Mita C2230, Imagistics cm3520 and the Minolta 2002/3102 copiers. The Minolta 2002/3102 cartridges are also used by Konica, Kyocera/Mita and Imagistics. Additionally, toners for use by remanufacturers will be available for the HP9500 color printer and the Canon 3200 color copier.

Through December 31, 2004, the Company's net sales for 100% new all-in-one products were:

         Year         1st Quarter      2nd Quarter     3rd Quarter      4th Quarter          TOTAL
      -----------     -----------      -----------     -----------      -----------       -----------
         2004          $ 158,311        $ 657,771       $ 919,197        $ 772,064        $ 2,507,343

         2003          $      --        $     --        $  64,414        $  64,457        $   128,871

As of December 31, 2004, the backlog of the Company for these products was $106,778.

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

We believe the trends in the electronic printing and photocopying industry, and of original equipment manufacturers of these devices, are (1) the introduction of products utilizing digital and color printing technologies as opposed to analog and black text printing, (2) offering business color printing solutions at a cost per page that are increasingly competitive, (3) reduce the selling price of their devices while increasing their printing speed, functionality and networkability, (4) increase the technological barriers through the use of specialized toners (chemical toners incorporating polyesters and proprietary raw materials), patents and microprocessors (machine readable microchips with internet connectivity for supplies management), (5) endeavor to control the market for consumable supplies through the use of OEMs' technologies as barriers to market entry for re-manufacturers of these products or manufacturers of like, new, aftermarket products and (6) utilizing prebate (license arrangements) and recycling programs to reduce the number of OEM cartridges available for remanufacture in the aftermarket. Over time, we believe that digital printers and photocopy machines that print at speeds of up to 100 pages per minute will merge into one device, delivering multifunctional capability and color printing, that are net-workable at both lower prices and operating costs to the end user. Consumables for these devices will become increasingly difficult to remanufacture and for full-color machines take longer to bring to market, thereby reducing the market share of re-manufacturers and increasing the opportunity of increased market share for newly manufactured finished product and for color toner aftermarket suppliers, such as Color Imaging. In our experience, new aftermarket consumable products are typically 25% cheaper than OEM's consumables with like functionality - a savings to the consumer. Seeing that the aftermarket has increasingly gained acceptance as product quality has steadily improved, we believe that Color Imaging is positioning itself to take advantage of these trends.

Color Imaging's solution is, through its own technological capability and that of strategic suppliers, to develop and introduce compatible, newly manufactured, aftermarket products, ahead of other aftermarket competitors, at a price significantly below that of the OEM and make these products increasingly available through distribution channels closer to the end-user.

GROWTH STRATEGY

Our strategy for growing revenue and operating profit is to expand, including through strategic acquisition(s), our printer and copier products business. The key elements of our strategy are (1) increasing vertical integration by supplying complete toner and cartridge devices, (2) capitalizing on our research and development expertise of producing specialty, color and digital copier and or multifunctional device toners, (3) exploiting the efficiencies associated with the investment made in manufacturing facilities, (4) expanding our sources for products from strategic suppliers that we can add value to or resell that complement our product lines, (5) expanding into new geographic markets to customers in the United States and Europe, and (6) broadening our sales channels.

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

Color Imaging will continue to emphasize its high margin specialty toner capability, primarily color toners, while providing lower margin MICR and black text toners in commodity bulk to a few customers. The bulk quantity of MICR black text toners is currently being offered to maximize the efficiencies of Color Imaging's manufacturing plant. The availability of this complete research and development and manufacturing facility allows for the continued expansion of specialty, particularly color, toner products.

During 2005, Color Imaging expects to increase its sales of higher margin digital, color toners and substantially increase the sales of new all-in-one, toner and drum cartridges for certain popular personal copiers and laser printers. The recent introduction of new color products in 2003 and 2004 and the expansion of our sales channels is expected to help Color Imaging increase revenues in 2005, offsetting the further loss of revenues from our two largest customers. While the all-in-one cartridges will be at margins lower than those realized on products utilizing our digital, color and magnetic character recognition toners, we expect these products to contribute to improved gross and net profitability during 2005.

GOALS AND FOCUS FOR THE NEXT FIVE YEARS

We are of the belief that to remain a public company and offer our stockholders both attractive value and liquidity we should have sales of at least $100 million to $150 million per year, earnings before interest, income taxes, depreciation and amortization of $10 million to $20 million and move our stock to a major exchange. We are prepared to grow our Company both internally through the introduction of uniquely competitive products as well as through mergers and or acquisitions, even though such an event could mean a change in our management or control. We have met with a specialist of the American Stock Exchange and explored the possibility of listing with American Stock Exchange when our sales, profitability and outlook are such that we would benefit from a major exchange listing. In the alternative, we have not ruled out the possibility of going private or being taken private in a merger or acquisition, should that eventuality be deemed to be in the best interest of our stakeholders.

LAST FIVE YEARS

We expanded manufacturing capacity four-fold and improved production efficiency, raised capital in a private placement and public offering, divested ourselves of an unprofitable subsidiary in which we had invested $2.3 million and have substantially moved away from low margin (commodity-like) bulk laser toner and parts products to finished copier and laser printing products, increasing margins. For the year ended December 31, 2001, our sales reached $30 million, with our three largest customers accounting for 70% (some $21 million) of those sales, and during 2004 these customers account for only about $6.3 million of our net sales, down some $14.7 million or 70% from 2001. The products sold to these customers were primarily analog copier toners and developers, and our sales to these customers of these products have rapidly declined for several reasons, including as the products are discontinued in the market. As a result of the decreasing sales to our largest customers, our total sales have declined. Challenged to replace the sales lost from our largest customers, we introduced new products and expanded our sales channels. In 2003 we were the first to introduce aftermarket, full-color, Segment 3-4, networked copier/printer/MFP toner products and expanded it from one product (4 toners) in 2003 to 4 (16 toners) during 2004. To our knowledge we are still the only source for these full-color toner products worldwide, other than the OEMs. During 2003 we also introduced 100% new complicated toner cartridges, generally referred to as all-in-one ("AIO") imaging, toner or drum cartridges with their becoming 11% of sales during 2004. As a result, we stemmed the pattern of declining sales in 2004.

PRODUCTS

Our primary product focus is full-color, 100% new, finished products for multifunctional printers/devices ("MFPs"), copiers and printers. In particular, we are concentrating on work group/networked solutions segments, complicated all in one cartridges and selected specialty toner products for certain industrial applications and for the printing of magnetic characters on checks and or financial documents. In 1999 approximately 10% of the Company's sales were derived from finished products, while, at this time, some 80% of the Company's sales are derived from finished products.

Both the full-color products and 100% new AIO are important for increasing sales, while the largest contribution to improved profitability will come from our full-color ("business color") finished toner products, without competition from others except the OEMs, for the "sweet-spot" of digital multi-functional copiers/printers. In addition, we continue to develop and offer other niche specialty products like MICR and toners for industrial applications.

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

Increasingly, the OEMs have moved to prevent aftermarket companies from supplying alternatives to their product. The OEMs accomplish this by increasing the technological barriers with patents, chemical toners and computer chips, and a few have used licensing arrangements (prebate programs) for their product (Lexmark and recently Dell Computers) to make the remanufacture of their cartridges illegal. In addition, recycle programs designed to get the OEM's cartridge back from the user, effectively keeping it away from remanufacturers, are growing worldwide. While recycle programs are touted as being protective of the environment, and they are, their effect is to reduce competition from remanufacturers by taking cartridges off the market. On the other hand, a 100% new product priced lower than the OEM and competitively with remanufactured cartridges, redesigned so as not to infringe on the OEM's intellectual property, is not subject to many of the above mentioned problems. Further, with our improved financial strength, significant trade support from our affiliated foreign supplier and expected profitability of our color products, we believe we will not need additional financial resources to realize our goals, excepting, perhaps, the needs that may arise should we be successful in identifying and completing a merger or acquisition.

MARKETING AND SALES

While we have changed our product mix from almost entirely bulk toners and parts to now primarily finished products, we have also expanded our sales channels over the last five years from almost solely unfinished printer products sold to domestic remanufacturers, and a few distributors serving them, to distributors and dealers worldwide of finished copier and printer products, including acquiring large private label arrangements (OEM and distributor). As a result our international sales have increased from approximately 10% to approximately 45% of our total sales. We accomplished this by not only acquiring significant corporate account relationships, but by also implementing a worldwide manufacturer's representative program, recruiting industry experienced and successful executives for technical sales and marketing, and we are actively recruiting experienced sales executives with whom we can penetrate other large dealer accounts throughout the United States. Also during 2003 we obtained our first retail customers who are reselling our products in not only retail store locations but also on the internet. During 2005 we plan to substantially increase the sales of our color copier products by obtaining more large dealer customers for these products across the United States.

STOCKHOLDER VALUE, LIQUIDITY AND MERGERS OR ACQUISITIONS

Many of our stockholders invested in our private placement that closed in 2001 at prices up to $2.00 per share and in 2003 our public offering of 4,500,000 shares of our common stock at $1.35 per share. We believe that these and our other stockholders are expecting a return on their investment and a more liquid market for our stock. In 2002 we divested ourselves of a subsidiary that was losing money and had required investments by us of some $2.35 million. Its new owner acquired several hundred thousand shares of our common stock in an exchange thereafter and it and its management sold these shares in the market during 2003 and 2004, contributing to the decline in our stock price of from over $2.00 per share to the low of $0.35. Though the divestiture of the subsidiary, the completion of our public offering and our improved operations significantly improved the financial condition of the Company, our stock price languishes and on February 4, 2005, closed at $0.52. With the belief that our common shares were undervalued and represented a good use of some of the Company's working capital, in 2002 our Board of Directors approved through September 30, 2004, the repurchase of up to the lesser of $1 million or 1 million shares of our common stock. During 2004 our Board of Directors approved the extension of our stock repurchase program to September 30, 2005, and from inception through December 31, 2004, the Company has repurchased 84,700 of the Company's common shares at a cost of approximately $56,100 and at an average price of $0.66.

We continue to be interested in making our Company more successful, more quickly, through a successful acquisition or merger. In that regard our criteria generally acceptable merger/acquisition candidates include:

     o    An experienced and capable management team that would remain.
     o A sound and improving financial condition with sales of from $25 million to $75 million and earnings before interest, income taxes, depreciation and amortization of from $4 million to $15 million.
     o Products that would complement ours and offer unique competitive advantages.
     o Sales channels to include office product superstores, contract stationers, corporate accounts, copy product distributers or dealers.
     o Distribution not only in the United States but preferably in Europe and worldwide as well. o A core value and excellent reputation for high quality.

Our management realizes that an acquisition or merger with a company like that described above could mean changes to both the existing management of our Company, control over the Company's operations and, among other things, whether or not the Company is the surviving entity or remains a public company. With approximately 75% of our common shares controlled by directors, officers, affiliates and or their family members, management believes that these stockholders and others could be persuaded to vote for the completion of a merger or acquisition that was expected to increase in the future both stockholder value and liquidity. However, management has had preliminary discussions with a number of potential merger candidates over the last few years without coming to any conclusion on a transaction. The Company continues to experience declining or level sales. Given the high cost of maintaining a public company, management and the Board have started to explore going private as a strategic alternative.

At this time there are no definitive proposals for a transaction, either merger or going private, though we continue to seek out and engage in discussions with prospective merger or acquisition candidates and have formed a special committee of the board of directors to investigate strategic alternatives, including going private. We have found that as a result of our being public, and if we were to remain public, it is more difficult for a private company to be merged with us, since they must have 3 years of audited financial statements and be in compliance with SOX 404 by 12/31/05. There can be no assurance that any merger or going private transaction will be completed.

Management believes the strengths of the Company in any merger or acquisition transaction include:

     o    Our Company
          o Liquidity and profitability with a strong and improving financial condition.
          o Sales growth now, of higher margin products, overcoming the decline of OEM and private label distributor sales.
          o 15 years of toner, particularly color and specialty products, development and manufacturing experience.
          o Capability of manufacturing conventionally some chemical toners and relationships with some aftermarket chemical toner manufacturers.
          o    Customers domestically and internationally.

     o    Our Products
          o Full-color copier toners in production and being sold without competition from other aftermarket suppliers.
          o A license to market our affiliate's 100% new, complex cartridges, including all in one imaging, toner and drum cartridges.
          o MICR and other specialty products in addition to black text toners.

     o    Our Organization
          o Significant toner research and development organization and capability.
          o A sales organization made up of direct employees and manufacturer's representatives that is increasing the Company's direct sales to copier dealers and select distributors.
          o    A management team not dependent on a single key person.

     o    Our Affiliate
          o Strong product development support from our Taiwan affiliate, including empty cartridges and 100% new all in one printer and copier cartridges.
          o    A potential  partner for manufacturing in China at their assembly and remanufacturing facility being established in Shanghai.
          o    Favorable  trade  terms  given to us,  resulting  in  significant working capital support.

DISCONTINUED OPERATIONS

In 2002 four of our directors, Messrs. Brennan, St. Amour, Langsam and Hollander had expressed concern over the potential restructure or reorganization of our subsidiary, Logical Imaging Solutions, and the lack of the planned use of any proceeds from our then pending offering on Form SB-2 for the further development of its technology, as they were of the opinion that Logical Imaging Solutions' business prospects demanded a greater investment. After informal discussion with Dr. Sueling Wang and Mr. Van Asperen beginning in July 2002, they submitted an informal proposal whereby a new company, Digital Color Print, Inc., to be initially owned by Messrs. Brennan, St. Amour, Langsam and Hollander, would acquire the capital stock of Logical Imaging Solutions in exchange for shares of our common stock and warrants to purchase shares of the common stock of Logical Imaging Solutions and/or Digital Color Print approximating up to 15% of its then outstanding shares.

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

PRODUCTS

Our aftermarket product net revenues for each of our fiscal years ended December 31, 2004, 2003, and 2002, by category, from continuing operations are:

        Category                  2004              2003                 2002           Primary Product Function
---------------------         -------------     -------------       -------------    ---------------------------------
Cartridges & Bottles
   All in one                  $ 2,507,343       $   128,871         $         0     Black text imaging, toner and
                                                                                     drum  cartridges for use in laser
                                                                                     printers and personal copiers

   Photocopiers                 13,965,474        11,796,402          16,580,635     Black text and color toners for
                                                                                     digital and analog photocopiers

   Printers & Facsimiles         1,402,246         3,308,612           3,533,074     Black text, color, specialty and
                                                                                     magnetic character recognition
                                                                                     toners for laser and thermal
                                                                                     printing devices

Bulk Toner & Parts               3,959,766        5,823,716           7,886,600      Filling new or remanufactured OEM
                                                                                     printer or copier cartridges or
                                                                                     bottles and new replacement parts
                              -------------     -------------       -------------    for printers and photocopiers
                               $21,834,829       $21,057,601         $28,000,309
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

For the twelve months ended December 31, 2004, our research and development expenditures were approximately $1,172,000, or about the same as they were for the prior year. For the twelve months ended December 31, 2003, our research and development expenditures increased approximately $229,000, or 24%, to $1,176,000 from approximately $947,000 for the twelve months ended December 31, 2002.

It is necessary to make strategic decisions from time to time as to which technologies will produce products with the greatest future potential. Occasionally, a customer will ask Color Imaging to develop toner products for their exclusive resale, and in that event the customer generally will financially support Color Imaging's development activities. In turn, Color Imaging also will occasionally work with suppliers to develop proprietary technology for Color Imaging's exclusive use. These strategic relationships have benefited us in the past, and we intend to continue to pursue such relationships for new products.

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

MARKETING AND DISTRIBUTION

We market and distribute our products worldwide through both our direct sales force and manufacturer's representatives. Color Imaging's products are marketed primarily to distributors, OEMs, dealers and for laser and MICR products primarily to re-manufacturers.

In the twelve months ended December 31, 2004, 2003, and 2002, net revenues primarily generated from the sale of finished consumable products for electronic printers and photocopying machines, comprised approximately 80%, 72% and 72% of net sales, respectively. For the twelve months ended December 31, 2004, 2003, and 2002, net sales to our largest imaging products customer accounted for 24%, 29% and 47%, respectively. Though our sales are on purchase orders, this customer typically issues purchase orders three months in advance of the product delivery date and provides us with an additional two-month rolling forecast. We expect our sales to our largest customer to further decreased during the year ended December 31, 2005.

We believe that our operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of our assets are domestic. Our sales to unaffiliated customers by geographic region are as follows:

                                2004                     2003                    2002
                         ---------------------   --------------------   --------------------
United States            $ 11,922,183      55%    $ 12,507,490    59%    $ 17,728,982    63%
Europe/East Europe          5,539,810      25%       4,416,152    21%       5,638,161    20%
Mexico                      2,488,963      11%       2,502,831    12%       2,477,862     9%
Asia/Southeast Asia         1,026,517       5%         814,387     4%       1,253,862     5%
Other                         857,356       4%         816,741     4%         901,442     3%
                         ------------    -----    ------------  -----    ------------  -----
Total                    $ 21,834,829     100%    $ 21,057,601   100%    $ 28,000,309   100%
                         ============    =====    ============  =====    ============  =====

COMPETITION

The markets for our products are competitive and subject to rapid changes in technology. Color Imaging in particular competes principally on the basis of quality, flexibility, and service with a pricing strategy typically 25% lower than that of the OEM.

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

Like certain of our competitors, Color Imaging is a supplier of laser printer and MICR toners. We cannot assure you that we will be able to compete effectively for a share of this business. In addition, we cannot assure you that our competitors will not develop new compatible laser printer or MICR products that may perform better or sell for less than our products. Independent manufacturers compete for the aftermarket business under either their own brand, private label, or both, using price, aggressive marketing programs, and flexible terms and conditions to attract customers. Depending on the product, prices for compatible products produced by other manufacturers are offered below our prices, in some cases significantly below our prices.

MANUFACTURING

We operate a toner manufacturing facility in Norcross, Georgia that we moved into during 1999 and 2000. We have made significant capital investment in this facility to increase production capacity and improve manufacturing efficiencies to lower processing costs of our toner products. The installation of additional equipment was completed in the second quarter 2002, and the equipment was placed in service during the fourth quarter of 2002. This equipment is an integral part of our plan to further increase production capacity, improve quality and efficiency and to significantly lower the costs of our toner products. At this time we plan to increase our color toner manufacturing capacity during 2005. Our goal for the last three years has been to reduce average toner product costs by one-half, particularly for black text toner products, in response to management's assessment of the continuing price reductions for these products in the marketplace.

MATERIALS AND SUPPLIERS

We procure a wide variety of materials and components for use in our manufacturing processes, including raw materials, such as chemicals and resins, bottles, caps, cartridges and boxes. Although many of these materials and components are available from multiple sources, we often utilize preferred supplier relationships to ensure more consistent quality, cost and delivery. Often Color Imaging's toner formulations are dependent on one or more materials produced by only one vendor, since the formula was developed based on that material's unique characteristics. Alternative materials exist, but the differences in performance characteristics could require Color Imaging to modify the original formula and/or its manufacturing processes to obtain a marketable product based on the new material. Further, some chemicals are only available from one supplier. Should these chemicals not be available from any one of these suppliers, there can be no assurance that production of certain of our products would not be disrupted. Some of our products incorporate technologies that are available from a particular supplier that has been approved by one of our customers. Approximately 24% and 34% of our sales for the years ended December 31, 2004 and 2003 were derived from products limited to a specific supplier. For the years ended December 31, 2004 and 2003, we purchased approximately 34% and 43% of our materials and supplies from that same supplier. We do not have a long-term agreement with this supplier, and the supplier may raise its prices at any time. In the event that these materials and supplies, as well as those other raw materials that are sourced from a single supplier, are not available to us, our production could be disrupted. Such a disruption could materially harm our business.

BACKLOG

Our backlog decreased approximately $520,000 or 21% to $1.95 million as of December 31, 2004, from $2.47 million at the same date of the previous year. The decrease in the backlog was primarily due to decreased orders from our largest customer. While the backlog for our copier product decreased 26% as of December 31, 2004 from the same period in 2003, our backlog for printer products decreased 5%. Since our largest customer purchases copier products from us and generally gives us most of our orders for future delivery, and the sale of copier products to them will continue to decline, our backlog for copier products is expected to further decline in 2005. Our backlog decreased approximately $718,000 or 23% to $2.5 million as of December 31, 2003, from $3.2 million at the same date of the previous year. The decrease in the backlog was primarily due to decreased orders from our two largest customers. While the backlog for our copier product decreased 30% as of December 31, 2003 from the same period in 2002, our backlog for printer products increased 22%. The orders included in our backlog are generally credit approved customer purchase orders usually scheduled to ship in the next twelve months. Color Imaging schedules production of its products based on order backlog, customer commitments and forecasts and demand. However, customers may delay delivery of products or cancel orders suddenly and without sufficient notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellations of orders, and the fact that not all of our customers give us orders for future delivery, Color Imaging's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular reporting period could have a material adverse effect on our business and results of operations. In addition, a backlog does not provide any assurance that Color Imaging will realize a profit from those orders or indicate in which period revenue will be recognized. See the disclosures in Item 7 of this report for a breakdown of our backlog and net sales by product category.

GOVERNMENT REGULATION

Color Imaging's manufacturing operations are subject to laws and regulations relating to environmental matters that impose limitations on the discharge of pollutants into the air, water and soil and establish standards for the treatment, storage and disposal of solid and hazardous wastes, and Color Imaging is required to have a permit in order to conduct various aspects of its business. The Air Protection Branch of the State of Georgia's Department of Natural Resources Environmental Protection Division issued a permit to Color
Imaging in 2000 to construct and operate a copier and printer toner manufacturing facility at our headquarters. The permit is conditioned upon compliance by us with the provisions of the Georgia Air Quality Act, and specifically the Rules, Chapter 391-3-1, in effect. In addition to operating and maintaining the equipment, in a manner consistent with good air pollution control practice to minimize emissions, we must maintain records, conduct tests, and comply with certain allowable emissions and operational limitations. The permit is subject to revocation, suspension, modification or amendment for cause, including evidence of our noncompliance. Compliance with these laws and regulations in the past has not had a material adverse effect on our capital expenditures, earnings or competitive position. However, there can be no assurance that future changes in environmental laws, regulations or the criteria required to obtain or maintain necessary permits will not have a material adverse effect on us.

EMPLOYEES

As of December 31, 2004, 2003 and 2002 the Company's full and part-time employees, including those with advanced degrees and those engaged in operations (manufacturing and quality assurance), research and development ("R&D"), sales and marketing or general and administrative ("SG&A") positions were as follows:


                        Total        No. Full & Part Time    No. with Advanced Degrees              Number by Department
        Calendar      Number of     ------------------------ --------------------------  ----------------------------------------
        Year-end      Employees      Full-time   Part-time       PhD          Masters     Operations       R&D           SG&A
      ------------   ------------   ------------ ----------- ------------ -------------  ------------  ------------  ------------
          2004            81            79           2            5            11             36            10            33
          2003            91            91                        5             9             41            11            39
          2002            76            75           1            4             9             47            12            17

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

FACTORS   THAT  MAY   AFFECT   FUTURE   RESULTS   AND   INFORMATION   CONCERNING
FORWARD-LOOKING STATEMENTS

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF CUSTOMERS.

For the twelve months ended December 31, 2004, one customer accounted for approximately 24% of our net sales. We do not have a contract with this customer and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of this customer, including through an acquisition, other business combination or the loss by them of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers or substantial portions of our business with one or more of our major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

OUR RELIANCE ON SALES TO A FEW MAJOR CUSTOMERS AND GRANTING CREDIT TO THOSE CUSTOMERS PLACES US AT FINANCIAL RISK.

As of December 31, 2004, receivables from one customer comprised 12% of accounts receivable. A concentration of our receivables from a small number of customers places us at risk should these receivables become uncollectible. If any one or more of our major customers is unable to pay us it could adversely affect our results of operations and financial condition. Color Imaging attempts to manage this credit risk by performing credit checks, requiring significant partial payments prior to shipment where appropriate, and actively monitoring collections.

APPROXIMATELY 29% OF OUR BUSINESS DEPENDS ON A FOREIGN SUPPLIER APPROVED BY TWO OF OUR CUSTOMERS TO WHOM WE HAVE ISSUED A LETTER OF CREDIT.

Some of our products incorporate technologies that are available from a particular foreign supplier that has been approved by two of our customers. Approximately 29% of our sales for the twelve months ended December 31, 2004 were derived from products limited to a specific foreign supplier. For the twelve months ended December 31, 2004, we purchased 34% of our supplies from that same foreign supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders. To secure the payment of moneys due this same foreign supplier we have caused our bank to issue a standby letter of credit in the amount of $1.5 million, amended and reduced to $1 million on January 5, 2005, that expires June 30, 2005. We expect to renew the letter of credit prior to its expiration. Should we be unable to obtain the necessary materials from this foreign supplier, including as a result of our not being able to modify, extend or renew the letter of credit upon expiry, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

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

Technical innovations are inherently complex and require long development cycles and appropriate professional staffing. Our future business success depends on our ability, and those of critical suppliers, to develop and introduce new products that successfully address the changing technologies of the OEMs, meet the customer's needs and win market acceptance in a timely and cost-effective manner. If we do not develop and introduce products compatible with the OEM's technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.

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

OUR BUSINESS MIGHT BE ADVERSELY AFFECTED BY OUR DEPENDENCE ON FOREIGN BUSINESS.

We sell a significant amount of product to customers outside of the United States. International sales accounted for 45% and 41% of net sales in the twelve months ended December 31, 2004 and 2003, respectively. We expect that shipments to international customers will continue to account for a material portion of net sales. During the twelve month period ended December 31, 2004, our sales were made to customers outside the United States as follows:

o    Europe  (including  Eastern  Europe) - 25%
o    Mexico - 11%
o    Asia/Southeast Asia - 5%
o    Other - 4%

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

Most of our sales are priced in U.S. dollars, but because we began selling products in Europe denominated in Euros during 2001, fluctuations in the Euro could also cause our products there to become less affordable or less competitive or we may sell some products at a loss to otherwise maintain profitable business from a customer. We recorded gains of $154,583, $149,110 and $2,858 during the twelve month periods ended December 31, 2004, 2003 and 2002, respectively, as a result of foreign currency transactions.

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

WE DEPEND ON THE EFFORTS AND ABILITIES OF CERTAIN SENIOR MANAGEMENT AND OTHER KEY PERSONNEL TO CONTINUE OUR OPERATIONS AND GENERATE REVENUES.

Our success depends to a significant extent on the continued services of senior management and other key personnel. While we do have confidentiality agreements with executive officers and certain other key individuals, we have few employment agreements and either party upon giving the required notice may terminate them. The loss of the services of any of our executive officers or other key employees could harm our business. Our success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for qualified employees in the industries in which we operate is intense. If we fail to hire and retain a sufficient number of qualified employees, our business will be adversely affected.

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

OUR ACQUISITION STRATEGY MAY PROVE UNSUCCESSFUL.

We intend to pursue acquisitions of businesses or technologies that management believes complement or expand the existing business. Acquisitions of this type involve a number of risks, including the possibility that the operations of any businesses that are acquired will be unprofitable or that management attention will be diverted from the day-to-day operation of the existing business. An unsuccessful acquisition could reduce profit margins or otherwise harm our financial condition, by, for example, impairing liquidity and causing non-compliance with lending institution's financial covenants. In addition, any acquisition could result in a dilutive issuance of equity securities, our going private, the incurrence of debt or the loss of key employees. Certain benefits of any acquisition may depend on the taking of one-time or recurring accounting charges that may be material. We cannot predict whether any acquisition undertaken by us will be successfully completed or, if one or more acquisitions are completed, whether the acquired assets will generate sufficient revenue to offset the associated costs or other adverse effects. We are exploring the possibility of a strategic merger. Any such merger could result in a change in control of the Company. There can be no assurance that any merger or acquisition could be successfully completed. In addition, the Company could incur expenses in exploring a merger or acquisition transactions that are not completed.

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

EXERCISE OF OPTIONS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK.

As of February 18, 2005, we had issued and outstanding 12,699,005 shares of common stock, options and warrants to purchase an additional 1,420,000 and 100,000 shares of common stock, respectively. The existence of the remaining options and warrants may adversely affect the market price of our common stock and the terms under which we obtain additional equity capital.

THE COMPANY MAY GO PRIVATE, WHICH MAY RESULT IN STOCKHOLDERS OWNING SHARES IN A PRIVATE COMPANY WITHOUT THE ABILITY TO SELL THEIR SHARES IN THE PUBLIC MARKET.

Although there are no definite proposals to do so, management and the Board are analyzing the benefits of a possible "going private" transaction for the Company, and the Board has formed a special committee to evaluate potential transactions. One result of such a transaction would be to remove the Company's stock from trading on the OTC Bulletin Board, and the stock would not be eligible for trading on any stock exchange. The Company has less than 300 holders of record of its common stock, and is eligible to terminate its SEC reporting requirements without stockholder approval or additional financing. Should the Company go private, some stockholders may have shares in the Company for which there would be no public market and their ability to sell the shares would be impeded. Furthermore, the Company would not file current, quarterly or annual reports or be subject to the proxy requirements of the federal securities laws. Stockholders may therefore find it more difficult to obtain information about the Company and its financial performance. In addition, should the Company go private, this may adversely affect the Company's access to capital and its ability to complete any proposed merger transaction.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may", "will," "should" or "anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding our ability to borrow funds from financial institutions or affiliates, to engage in sales of our securities, our intention to repay certain borrowings from future sales of our securities or cash flow, the ability to expand capacity by placing in service additional manufacturing equipment and making use of that capacity, our expected acquisition of business or technologies, whether or not we will remain public or go private, our plans for broadening our sales channels and the outlets for our products, our expectation that shipments to international customers will continue to account for a material portion of net sales, anticipated future revenues, our introduction of new products and our increasing our sales from all in one cartridges, digital copier, color and magnetic character recognition toner products, sales, our expectations for operations, demand, technology, products, business ventures, major customers, major suppliers, retention of key officers, management or employees, competition, capital expenditures, credit arrangements and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon our business. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements. These factors include the "Risk Factors" discussed above.

ITEM 2. PROPERTIES

We currently lease a facility of approximately 180,000 square feet in Norcross, Georgia from an affiliated party. This facility serves as our executive headquarters and houses our toner manufacturing facilities, as well as our research and development and sales and marketing departments. On February 5, 2003, we amended the lease to extend the term from March 31, 2009 to March 31, 2013 for this facility and it includes three options at our election to extend the term for five years each. The rental payments for 2004, 2003 and 2002 were $544,728, $531,444 and $518,484, respectively, subject to annual increases of 2.5% until the end of the term. On September 30, 2002, we divested Logical Imaging Solutions and no longer have the facility in Santa Ana, California. Management considers its facility to be sufficient for its operations for the foreseeable future. On August 15, 2003, we entered into a one-year lease for a 2,450 square foot facility in Buena Park, CA to serve as a west coast sales office and local warehouse, and effective August 31, 2004 this facility is leased on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

Color Imaging is not a party to nor is any of its property subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the Over the Counter Bulletin Board (the OTC Bulletin Board) under the symbol CIMG. Prior to July 7, 2000, our common stock was traded on the OTC Bulletin Board under the symbol ADTX. The following table sets forth the high and low prices of our common stock for the quarters indicated as quoted on the OTC Bulletin Board.


                                 2004                        2003
                        -----------------------     ----------------------
                            HIGH         LOW         HIGH           LOW
                        ----------   ----------     ---------    ---------

First Quarter.......    $  0.8000    $   0.6900     $ 1.5800     $  0.4500

Second Quarter......       0.8000        0.4200       0.8200        0.4000

Third Quarter.......       0.5200        0.4100       0.7000        0.5100

Fourth Quarter......       0.5800        0.4100       0.7800        0.5400


The above quotations represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

HOLDERS

As of February 9, 2005, there were 252 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of the year ended December 31, 2004, the following securities were authorized for issuance under our equity compensation plans:

---------------------------------------  ------------------------  ------------------------  ------------------------
                                                                                             Number of securities
                                                                                             remaining available
                                                                                             for future issuance
                                                                                             under equity
                                         Number of securities to   Weighted-average          compensation plans
                                         be issued upon exercise   exercise price of         (excluding securities
Plan Category                            of outstanding options    outstanding options       reflected in column)
---------------------------------------  ------------------------  ------------------------  ------------------------
Equity  compensation  plans approved by        1,420,000                  $ 1.58                 80,000
security holders
---------------------------------------  ------------------------  ------------------------  ------------------------
Equity  compensation plans not approved            None                    N/A                    N/A
by security holders
---------------------------------------  ------------------------  ------------------------  ------------------------
Total                                          1,420,000                  $ 1.58                 80,000
---------------------------------------  ------------------------  ------------------------  ------------------------

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

As a result of employment terminations, resignations or retirements, as of December 31, 2004, options to purchase 405,000 shares of common stock by management or our employees have lapsed, and options to purchase 100,000 shares of our common stock granted to directors have lapsed.

CHANGES IN SECURITIES

On January 23, 2003, the Company's registration statement on Form SB-2, registering up to 7 million shares of the Company's common stock, was declared effective (Registration Statement No. 333-76090), and the Company's officers and directors commenced the offering. On March 13, 2003, the Company completed the public sale of 4,500,000 shares of the Company's common stock at a price of $1.35 per share, whereby the Company received $6,075,000 in gross proceeds from an affiliate, and the Company terminated the offering before the sale of all 7 million of registered shares. The net proceeds received by the Company, after expenses of $174,416, was $5,900,584. None of the aforementioned expenses were direct or indirect payments to directors, officers, their associates or persons owning ten (10) percent or more of the common stock of the Company.

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

Our intended uses, as reallocated, of the $6,075,000 of proceeds received from the public sale of our common stock, and our uses through December 31, 2004, are listed below in descending order of priority:

  Purpose:                                         Amount            Used        Reallocated       Remaining
  ------------------------------------------     -----------     ------------    ------------     -----------
  Accounts payable and other corporate
   and offering expenses . . . . . . . . . .     $ 1,000,000     $  (115,042)    $  (884,958)     $         0
  To retire debt (1) . . . . . . . . . . . .     $   350,000     $  (324,301)    $   (25,699)     $         0
  To retire debt (2) . . . . . . . . . . . .     $ 1,050,000     $  (956,883)    $   (93,117)     $         0
  To retire debt (3) . . . . . . . . . . . .     $         0     $  (235,000)    $   235,000      $         0
  To reduce IDR Bond debt (4). . . . . . . .     $         0     $  (548,928)    $   846,264      $   297,336
  To acquire capital assets. . . . . . . . .     $ 1,500,000     $  (318,774)    $         0      $ 1,181,226
  To repurchase our stock (5). . . . . . . .     $         0     $   (56,133)    $   500,000      $   443,867
  For other general corporate purposes
   including working capital . . . . . . . .     $ 2,175,000     $(  536,072)    $  (577,490)     $ 1,061,438
                                                 -----------     ------------                     -----------
                                         Total:  $ 6,075,000     $(3,091,133)                     $ 2,983,867
  Pending application:
  -------------------
  Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,483,867
  Pay down of revolving line of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,500,000
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

(4) On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and Kings Brothers, LLC. The 1.09% revenue bonds, 2.09% inclusive of the 1% letter of credit fee, as of June 30, 2004, are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured, as amended on April 7, 2003, by specific equipment assets of the Company and by real property owned by Kings Brothers, LLC. A loan agreement between the Authority and the Company and Kings Brothers, LLC allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to relocate, purchase and install certain manufacturing equipment, while $974,128 was used by Kings Brothers, LLC to pay down the mortgage on the real property leased to the Company. The Company and the Related Party are jointly obligated to repay any outstanding debt. As of December 31, 2004, the bond principal outstanding was $2,725,000 and the portion due from Kings Brothers, LLC was $647,428. The $846,264 of principal to be repaid under the IDR bond, as reallocated hereinabove, is the Company's share of the bond principal due and payable on the 1st of July 2003, 2004 and 2005, respectively.

(5) From July 2003 through December 31, 2004, under the repurchase program the Company has repurchased 84,700 shares of our common stock on the open market for $56,133, or at an average price of $0.66. All of the shares repurchased under the program have been cancelled and retired as of December 31, 2004. There remains $943,867 available for future common stock repurchases under the authorization of the board of directors and $443,867 as allocated by management hereinabove.

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

The Company's share of the principal payment due under the IDR Bond on July 1, 2003, in the amount of $266,840 has been paid, and as of December 31, 2004, $282,088 was paid on the IDR bond debt due July 1, 2004. The above table reflects the July 1, 2003 and 2004 payments on the IDR bond. The Company's share of the principal payment due under the IDR bond on July 1, 2005, is $297,336.

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

With the approval of the board of directors of the Company, on February 27, 2003, the Company entered into an agreement with a stockholder to repurchase 150,000 shares of common stock and warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $2.00 per share. Under the agreement, the stockholder has a one-time right to cancel the sale of the common stock and warrants not yet paid for by the Company upon written notice to the Company. Upon receipt of such notice, the Company is not obligated to purchase the remaining common stock and warrants. The agreement provides that the Company is to pay $2.00 for each common share and warrant to purchase two common shares of the Company's common stock. The shares and warrants are to be repurchased in approximately equal installments over nine months, beginning in March and ending in November 2003. From March 24, 2003 through December 31, 2003, the Company repurchased 150,000 of the Company's common shares and warrants to purchased 300,000 common shares, paying $300,000. The shares and warrants repurchased by the Company were cancelled and retired as of December 31, 2003.

ISSUER MARKET PURCHASES OF EQUITY SECURITIES

On April 18, 2003, the Company established a stock repurchase program under which the Company may purchase on the open market the lesser of the aggregate value of $1,000,000 or 1,000,000 shares in compliance with Rule 10b-18 until September 30, 2005, as extended by the board of directors during the annual meeting held on May 18, 2004, and we have reallocated proceeds for this program. From July 2003 through December 31, 2003, under the repurchase program the Company repurchased 44,500 shares of our common stock on the open market at an average price of $0.65. From January 1 through December 31, 2004, under the repurchase program the Company has repurchased 40,200 shares of our common stock on the open market at an average price of $0.68. Since the inception of the repurchase program the Company has repurchased 84,700 shares of our common stock for $56,133 and at an average price of $0.66. There remains $943,867 available for future common stock repurchases, as authorized by the board of directors.

--------------------------------------------------------------------------------------------------
                  ISSUER (MARKET) PURCHASE OF EQUITY SECURITIES
--------------------------------------------------------------------------------------------------
                                                                            Maximum Number
                                                       Total Number of      (or Approximate
                                                       Shares Purchased     Dollar Value) of
                       Total Number     Average Price  as Part of Publicly  Shares that May Be
                         of Shares        Paid per     Publicly  Announced  Purchased Under the
      Period             Purchased       Share ($)     Plans or Programs    Plans or Programs
-------------------- ---------------- --------------- -------------------- -----------------------
During 2003 (1)               59,500       0.69                  59,500

During 2004
--------------------
January                        7,000       0.72                   7,000
February                       3,500       0.76                   3,500
March                          7,000       0.77                   7,000
April                          7,000       0.78                   7,000
May                            7,000       0.70                   7,000
June                               0         --                       0
July                               0         --                       0
August                         2,900       0.45                   2,900
September                      2,900       0.47                   2,900
October                            0         --                       0
November                       2,900       0.43                   2,900
December                           0         --                       0
                     ---------------- --------------- -------------------- -----------------------
Total 2004                    40,200       0.68                  40,200             1,000,000
                     ---------------- --------------- -------------------- -----------------------
Total                         99,700       0.66                  99,700             1,000,000


(1) Includes 15,000 shares purchased by Jui-Chi Wang, who may be deemed to be an affiliated purchaser under Rule 10b-18. These shares are not included in the Company's stock repurchase program.

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

                                                                          Fiscal Year
(Dollars in thousands, except per share data)          2004        2003       2002        2001       2000
                                                    ---------  ---------- ----------  ----------  ----------
Income Statement Data:
  Total revenue                                     $ 21,835    $ 21,058   $ 28,000    $ 29,970    $ 11,385
  Operating income (loss)                                636         667        988         732        (292)
  Net income (loss) from continuing operations           464         433        430         254        (386)
  Net loss from discontinued operations                   --          --       (261)       (204)       (272)
  Net income (loss)                                      464         433        169          50        (658)

Diluted net income (loss) per share from
  continuing operations                                  .04         .04        .04         .03        (.05)

Balance Sheet Data:
  Cash and short-term investments                   $  2,045    $  2,214   $    129    $    394    $    338
  Net assets of discontinued operations                    0           0          0       2,264       1,547
  Total assets                                        16,696      17,895     16,114      19,817      19,295
  Working capital                                      7,415       6,456      1,797       4,352       1,891
  Long-term obligations                                2,943       3,149      4,683       4,798       5,446
  Retained earnings (accumulated deficit)             (1,152)     (1,616)    (2,049)     (2,218)     (2,268)
  Total stockholders' equity                          11,656      11,220      5,241       7,608       5,036


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

Net sales for the year ended December 31, 2004 was approximately $22 million compared to $21 million in 2003. The increase in our copier product sales during 2004 offset the decreases from our two largest customers and the decreases experienced in laser and MICR sales. Net sales for the year ended December 31, 2003 and 2002 were approximately $21 million and $28 million, respectively. Net sales in 2003, as well as 2002, decreased primarily due to substantially reduced sales to our largest customers. In the twelve months ended December 31, 2004, 2003 and 2002, our net sales were primarily generated from the sale of finished consumable products for electronic printers and photocopying machines, which comprised approximately 80%, 72% and 77% of net sales, respectively. Only one customer accounted for more than 10% of our net sales during the year-end December 31, 2004. Net sales from this customer for the year ended December 31, 2004 were 24% of our net sales, while net sales from this same customer for the years ended December 31, 2003 and 2002 were approximately 29% and 44% of our net sales, respectively. Sales to this customer consist primarily of analog copier products, and as a result are expected to decline over time. Notwithstanding the foregoing, our largest customer is testing our Ricoh AP3800 digital color copier product. Net sales to our largest customer were approximately $5.2 million, or 24%, $6.1 million, or 29% and $13.2 million, or 47%, in 2004, 2003 and 2002, respectively.  We do not
have a written or oral contract with our largest customer, and all sales are made through purchase orders. Though our sales are on purchase orders, the customer typically issues purchase orders three months in advance of the product delivery date and provides us with an additional two-month rolling forecast. Based on this and other information, we anticipate significant additional decreases in sales to our largest customer in 2005. Consistent with the purchase orders and forecasts provided to us by our largest customer, we provide our major suppliers with purchase orders three months in advance and an additional rolling forecast for two months. In April 2001, we changed our purchasing arrangement with our largest supplier to FOB origination from FOB destination, and we adjusted our pricing to reflect the change to costs.

Net sales made outside of the United States increased by approximately 15% to $9.9 million for the twelve months ended December 31, 2004. This increase in net sales made outside of the United States was derived from customers other than our largest customer. Net sales made outside of the United States decreased 17% to approximately $8.6 million, or 41% of total sales for the twelve months ended December 31, 2003, compared to $10.3 million, or 37% for the twelve months ended December 31, 2002. This 17% decrease in international sales resulted primarily from the decrease in sales to our two largest customers.

The following table reflects the consolidated new orders, net of cancellations, revenues and backlog as of the beginning and end of the three years ended December 31, 2004, as well as for Color Imaging's two general product lines.

                              Backlog                            Backlog
                             at start                             at end
                                of         New         Net          of
                               Year       Orders     Revenue       Year
                             --------    --------    --------    --------
                                         (IN THOUSANDS OF DOLLARS)
2004:
  Copier Products            $  1,896    $ 15,976    $ 16,469    $  1,403
  Printer Products                575       5,339       5,366         548
                             --------    --------    --------    --------
     Total                   $  2,471    $ 21,315    $ 21,835    $  1,951
                             ========    ========    ========    ========
2003:
  Copier Products            $  2,718    $ 13,338    $ 14,160    $  1,896
  Printer Products                473       6,999       6,897         575
                             --------    --------    --------    --------
     Total                   $  3,191    $ 20,337    $ 21,057    $  2,471
                             ========    ========    ========    ========
2002:
  Copier Products            $  1,921    $ 20,518    $ 19,721    $  2,718
  Printer Products                483       8,269       8,279         473
                             --------    --------    --------    --------
     Total                   $  2,404    $ 28,787    $ 28,000    $  3,191
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

VALUATION ALLOWANCE FOR ACCOUNTS RECEIVABLE. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on historical experience, credit evaluations and specific customer collection issues we have identified. Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. For the years ended December 31, 2004, 2003 and 2002 our write-offs were approximately $19,638, $41,339 and $8,733, or averaged less than $20,000 per year. As of December 31, 2004, we had $2,506,000 of accounts receivable net of a $93,200 valuation allowance.

INVENTORY VALUATION. Our inventories are recorded at the lower of standard cost or the current estimated market value. As with any manufacturer or wholesaler, economic conditions, cyclical customer demand, product introductions or pricing changes of our competitors and changes in purchasing or distribution can affect the carrying value of inventory. Demand for our products has fluctuated significantly and may do so in the future, which could result in an increase in the cost of inventory or an increase in excess inventory quantities on hand. As circumstances warrant, we record lower of cost or market inventory adjustments. In some instances these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns, estimated fair value and, in the case of toner products, whether or not they can be reformulated and manufactured into other products, and record any adjustment if estimated fair value is below cost. Through periodic review of each of our inventory categories and by offering markdown or closeout pricing, we regularly take steps to sell off slower moving inventory to eliminate or lessen the effect of any lower of cost or market adjustment. If assumptions about future demand or actual market conditions are less favorable than those projected by management, write-downs of inventory could be required, and there can be no assurance that future developments will not necessitate further write-downs. For the years ended December 31, 2004, 2003 and 2002 we made inventory obsolescence reserves of $280,000, $275,000 and $240,000, totaling $795,000, or an average of $265,000 per year, and we have written-down or disposed of approximately $296,000, $212,000 and $279,000 for the same period for a total of $787,000 of inventory, or an average of $262,000 per year. Our experience over the last few years has indicated an obsolescence rate of approximately $20,000 per month. As of December 31, 2004, we had approximately $4,855,000 of inventory net of an $82,000 valuation provision.

VALUATION OF LONG-LIVED ASSETS. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of our long-lived assets, such as our investment in our toner manufacturing equipment. Our manufacturing equipment is suitable for, and is used to make, a large number of products, and as such we have not experienced any impairment due to the discontinuation of any product(s). During the years 2000 through 2002 we moved and expanded our manufacturing facilities, upgrading the technologies we employ, and during 2003 we continued to upgrade and take out of service equipment that has reached its useful life or was no longer competitive, much of all of which was fully depreciated. We have approximately $8.1 million invested in such equipment and plant improvements, with a carrying value of $6.1 million, that have estimated lives of up to twenty years. Should competing technologies or offshore competitors cause our manufacturing technology to be non-competitive, or should other events or circumstances indicate that the carrying amount of these assets would not be recoverable, the estimated life of these assets may need to be shortened and their carrying value could be materially affected. If the sum of the undiscounted expected cash flows from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss is recognized.

WARRANTY. We provide a limited warranty, generally ninety (90) days, to all purchasers of our products. Accordingly, we do not make a provision for the estimated cost of providing warranty coverage, and instead we expense these costs as they are incurred. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that our products are ultimately accepted or to maintain customer goodwill. We incurred no material warranty expenses for 2004, 2003 and 2002. While our warranty costs have historically not been significant we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs as we have in the past. In addition, the introduction of more expensive finished products, manufactured by us and by others and distributed by us through more sales channels, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty claims than anticipated, which could have a material adverse impact on our operating results for the periods in which such additional costs materialize.

RESULTS OF CONTINUING OPERATIONS

Color Imaging's net sales increased approximately 4% to $22 million for the year ended December 31, 2004, compared to approximately $21 million for the year ended December 31, 2003. Net sales by product category were:

                                           % Increase                  % Increase
 (Dollars in thousands)          2004      (Decrease)        2003      (Decrease)       2002
                             -----------   -----------   -----------   -----------   -----------
Product Category:
 Cartridges and bottles
  Copier finished products      $15,437        29%         $11,925        (28%)        $16,581
  Printer finished products       1,925       (42%)          3,309        ( 6%)          3,533
                             -----------   -----------   -----------   -----------   -----------
                                 17,362        14%          15,234        (24%)         20,114

Bulk toner and parts              4,473       (23%)          5,823        (26%)          7,886
                             -----------   -----------   -----------   -----------   -----------
      Total net revenue         $21,835         4%         $21,057        (25%)        $28,000
                             ===========   ===========   ===========   ===========   ===========


The following table sets forth, for the periods indicated, selected information derived from Color Imaging's consolidated statements of operations and expressed as a percentage of net sales.

                                                              Twelve Months Ended December 31,
                                                    ---------------------------------------------------
                                                         2004                2003              2002
                                                    -------------       -------------     -------------
Net Sales                                                 100                 100                100
Costs of goods sold                                        75                  75                 84
Gross profit                                               25                  25                 16
Administrative expense                                      6                   8                  5
Research and development                                    5                   6                  3
Sales and marketing                                        11                   8                  5
Operating Income                                            3                   3                  3
Interest and financing costs                                1                   1                  1
Depreciation and amortization                               5                   7                  2
Income before taxes                                         4                   3                  2
Provision for taxes (credit)                                2                   1                  1
Net income (loss) from continuing operations                2                   2                  1


YEARS ENDED DECEMBER 31, 2004 AND 2003

Net Sales. Our net sales increased to $21.8 million, or 4%, for the twelve months ended December 31, 2004, from $21.1 million for the twelve months ended December 31, 2003. Net sales made in the United States were $11.9 million, a decrease of $0.6 million, or 5%, from $12.5 million made in the comparable period in 2003. The decrease in net sales made in the United States resulted primarily from reduced sales to our largest customer and lower demand for bulk laser toners. While sales to our largest customer decreased by 11% from $6.1 million to $5.4 million for the twelve months ended December 31, 2004 compared to 2003, and are expected to continue to decline in 2005, sales to other than our largest customer increased from $1.4 million to $16.4 million, or by 9%. Of the $21.8 million in net sales, $17.4 million, or 80%, were attributable to finished products, compared to $15.2 million or 72% for the comparable period in 2003. The increase in finished product sales of $1.4 million or 9% was the result of increased sales of all-in-one and copier product to customers other than our largest customer. The revenue decrease from bulk toner and parts was $1.3 million or 22% compared to 2003, largely as a result of our discontinuing a number of products and increased competition for certain low margin laser toners. In the twelve months ended December 31, 2004 and 2003 our largest customer, a distributor, accounted for approximately 25% and 29%, respectively, of net sales. During 2005, unless our largest customer approves and purchases substantial quantities of our digital color copier products, we expect that sales to our largest customer will continue to decline but will be offset by the increases in sales to other customers.

Cost of Goods Sold. Cost of goods sold increased by $0.5 million, or 3%, to $16.3 million from $15.8 million for the twelve months ended December 31, 2004 from the comparable period in 2003, primarily as the result of the increase in net sales. Cost of goods sold as a percentage of net sales was 75% for the twelve months ended December 31, 2004 and 2003. The increase in costs of goods sold in connection with the sale of some $2.5 million of low margin all-in-one products was offset by the decrease in the cost of goods sold attributable to the sale of digital color copier products. New digital color products being introduced and sold during the first quarter 2005 are expected to result in our further reducing our cost of sales during 2005.

Gross Profit. As a result of the above factors, gross profit increased to $5.6 million, or 25% of net sales, in the twelve months ended December 31, 2004 from $5.3 million, or 25% of net sales, in the twelve months ended December 31, 2003.

Operating Expenses. Operating expenses increased $0.3 million, or 7%, to $4.9 million in the twelve months ended December 31, 2003 from $4.6 million in the twelve months ended December 31, 2003. General and administrative, selling and R&D expenses increased, as a percentage of net sales, to 23% in the twelve months ended December 31, 2004 from 22% in the twelve months ended December 31, 2003 as the result of the increased marketing and sales expenses. General and administrative expenses decreased approximately 18%, or $0.3 million to $1.4 million for the twelve months ended December 31, 2004 from the comparable period in 2003, largely resulting from a lower bonus amount paid in 2004 compared to 2003, and reductions in legal and professional fees and payroll related expenses. Selling expenses increased by $0.6 million, or 36%, in the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003. Selling expenses increased primarily as a result of $0.5 million of increased in payroll related expenses from the opening of the California sales office in late 2003 and the hiring of the senior vice president of marketing and sales effective April 1, 2004. With our net sales being derived increasingly from the sales of our direct sales staff and through our manufacturer's representatives, and with increased sales planned for 2005 together with the hiring of additional sales personnel during the year, we expect our selling expenses to further increase in 2005. Research and development expenses remained approximately the same, some $1.2 million, in the twelve months ended December 31, 2004 and 2003. We expect to increase research and development expenditures modestly in 2005 in an effort to develop and bring to market more new products before our competition, while also reformulating certain product formulas to manufacture a greater percentage of our products on our more efficient production equipment.

Operating Income. As a result of the above factors, operating income decreased by $31,000, or 5%, to $636,000 in the twelve months ended December 31, 2004 from $667,000 in the twelve months ended December 31, 2003.

Interest and Finance Expense. Interest expense decreased by $74,000, or 44%, in the twelve months ended December 31, 2004 from the twelve months ended December 31, 2003. The decrease was primarily the result of reduced interest bearing debt levels. We reduced significantly our debt outstanding with proceeds from our public offering of common stock in 2003.

Other Income. Other income increased by $11,000, from income of $219,000 to income of $230,000 in the twelve months ended December 31, 2004 from the twelve months ended December 31, 2003, primarily as the result of $155,000 of Euro currency gains.

Income Taxes. As the result of our profit from continuing operations in the twelve months ended December 31, 2004, we recorded an income tax provision of $311,000 for the period, while the income tax provision was $288,700 for the twelve months ended December 31, 2003.

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

Operating Expenses. Operating expenses increased $1 million, or 28%, to $4.6 million in the twelve months ended December 31, 2003 from $3.6 million in the twelve months ended December 31, 2002. General and administrative, selling and R&D expenses increased, as a percentage of net sales, to 22% in the twelve months ended December 31, 2003 from 13% in the twelve months ended December 31, 2002 as the result of the decrease in net sales for the year and the increases in general and administrative, research and development and sales and marketing expenses. General and administrative expenses increased approximately 28%, or $367,000 to $1,680,000 for the twelve months ended December 31, 2003 from the comparable period in 2002, largely resulting from a $140,000 bonus granted the President by the board, $83,000 for increased payroll, including information technology payrolls, $37,000 in connection with our recently opened West Coast office, and professional fees in connection with the repurchase of our securities from two investors in our 2001 private placement. Selling expenses increased by $414,000, or 30%, in the twelve months ended December 31, 2003 compared to the twelve months ended December 31, 2002. Selling expenses increased primarily as a result of $251,000 of increased commissions and expenses of manufacturer's representatives, $117,000 of expenses in connection with our West Coast office, $75,000 of advertising and sample expenses, a $40,000 provision for bad debts and $13,000 for foreign credit insurance. Research and development expenses increased by $229,000, or 24%, to $1,176,000 in the twelve months ended December 31, 2003, primarily as the result of $97,000 of increased testing expenses in connection with new products under development, $74,000 of increased payroll and consulting expenses and $22,000 of recruiting expenses.

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


                      Twelve Months       Nine Months           Twelve Months
                          Ended               Ended                 Ended
                      December 31,        September 30,         December 31,
                     ----------------   -----------------    -----------------
                           2004                2003                 2002
                     ----------------   -----------------    -----------------
Net revenue           $           --     $           --     $      464,628
Operating (loss)                  --                 --           (406,570)
Net (loss)            $           --                 --     $     (261,326)
                     ================   =================    =================


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

As of December 31, 2004, Color Imaging had cash on hand of $2,045,000 and $1,500,000 of availability under our revolving credit line with our bank. Our working capital and current ratio was approximately $7.4 million and $6.5 million and 4.54 to 1 and 2.83 to 1, respectively, at December 31, 2004 and 2003.

Color Imaging generated $852,000 of cash flows from operating activities in the twelve months ended December 31, 2004, compared to $258,000 of cash flows from operating activities in the twelve months ended December 31, 2003. The increase in operating cash flows from continuing operations in the twelve months ended December 31, 2004 was primarily due to a $770,000 decrease in inventories resulting from our inventory improvement project launched during 2004. The increase in cash flows from continuing operations in the twelve months ended December 31, 2003 was also due to the reduction in accounts receivable, prepaid expenses and other assets. There was no operating cash flows used by discontinued operations were for the years ended December 31, 2004 and 2003.

Cash flows used in investing activities were $222,000 in the twelve months ended December 31, 2004, compared to $473,000 in the twelve months ended December 31, 2003. The decrease in cash used in investing activities in the twelve months ended December 31, 2003, was entirely attributable to decreased capital expenditures in our factory. During 2005 we plan as much as $1 million of additional capital expenditures, and we expect to fund these expenditures from our cash on hand or cash flow from operations.

Cash flows used in financing activities, primarily to repay bond and related party debt, for the twelve months ended December 31, 2004 was $799,000 compared to $2,300,000 of cash flows provided by financing activities for the twelve months ended December 31, 2003. The cash flow used in financing activities in 2004 consisted primarily of debt repayments. The $2,300,000, derived primarily from $5,900,000 of net proceeds from the sale of our common stock, was partially offset by debt repayments of $3,225,000.

We have a $1.5 million revolving line of credit with our bank, with a $500,000 sub-limit for letters of credit that had an outstanding balance as of December 31, 2004 of $0, and we had $1.5 million in borrowing availability. The interest rate is the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of December 31, 2004, the interest rate was the one-month Libor rate of 2.28% plus 2.50% (4.78%). This revolving line of credit has a June 30, 2005 expiration date. Under the line of credit, we are permitted to borrow up to 75% of eligible accounts receivable and 50 percent of eligible inventories (up to a maximum of $750,000 of such inventories and not to exceed 50 percent of the total outstanding). Based on the foregoing formula, we had $1,500,000 of the additional monies available to us to borrow from the bank as of December 31, 2004. On February 6, 2004, the Bank issued an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of a non-affiliated foreign supplier. On January 5, 2005, the irrevocable standby letter of credit was amended and reduced by $500,000 to $1 million. The letter of credit has an expiration date of June 30, 2005. We have granted our bank a security interest in all of our assets as security for the repayment of the line of credit and our obligations under the letter of credit. The bank agreement contains various covenants that Color Imaging is required to maintain, and throughout 2004 and as of December 31, 2004, we were in compliance with these covenants. Further, we expect to remain in compliance with the bank's covenant requirements throughout 2005.

Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of the industry and global economies. Although our cash requirements will fluctuate based on the timing of these factors, we believe that current cash and cash equivalents, cash flows from operations and amounts available under our credit agreement are sufficient to fund our planned capital expenditures of approximately $1 million, working capital, financing needs and other operating cash requirements throughout 2005.

COMMITMENTS

Our minimum payment obligations relating to long-term debt and other contractual obligations are as follows:

         CONTRACTUAL OBLIGATIONS            LESS THAN 1                                   AFTER
             (IN THOUSANDS)                    YEAR        1 - 3 YEARS    4 - 5 YEARS     5 YEARS         TOTAL
                                           ------------   ------------   ------------   ------------   ------------
IDR bonds                                         $390         $1,080           $175         $1,080         $2,725
Long-term debt                                       6              5                                           11
Related party debt                                  68                                                          68
Operating leases, automobiles                       29             16                                           45
Unconditional purchase obligations(1)            2,404                                                       2,404
Facility lease, related party                      558          1,760          1,248          1,481          5,047
Facility lease, other                                2                                                           2
Severance obligations under
  Employment agreements (2)                        341             45                                          386
                                           ------------   ------------   ------------   ------------   ------------
Total                                           $3,798         $2,906         $1,423         $2,561        $10,688
                                           ============   ============   ============   ============   ============

(1) Unconditional commitments, open purchase orders, to purchase raw materials, plastic cartridges and bottles, parts and other products for use in manufacturing and finished products for resale in the ordinary course of business with future delivery dates. Due to minimum order quantities and long lead times for many of these products, we have made purchase commitments that may be in excess of future production requirements, and it could take several months to use all of these product commitments in the manufacture of our products. These purchase commitments are not expected to result in any significant losses, though those in connection with older analog copier products have a higher risk of obsolescence than those used in the manufacture of our other products.
(2) Employment agreements between Color Imaging and three executive officers that provide for severance payments of the lesser of three
(3) to twelve (12) months of salary and benefits or the remainder of the term of the agreement, expiring from June 30, 2005 to March 31, 2006.


OTHER COMMERCIAL COMMITMENTS                  LESS THAN                                      AFTER
     (IN THOUSANDS)                             1 YEAR       1 - 3 YEARS    4 - 5 YEARS     5 YEARS         TOTAL
                                             -----------     -----------    -----------   -----------    -----------
Lines of credit (1)                           $      0        $      0        $     0       $     0        $     0
Standby letters of credit (2)                        0               0              0             0              0
                                             -----------     -----------    -----------   -----------    -----------
Total                                         $      0        $      0        $     0       $     0        $     0
                                             ===========     ===========    ===========   ===========    ===========

(1) Color Imaging has a $1.5 million revolving line of credit with its bank that expires June 30, 2005. As of December 31, 2004, there was no outstanding principal balance. A renewal of the line of credit to June 30, 2006, has been requested.
(2) On January 28, 2004, Color Imaging applied for a $1.5 million irrevocable standby letter of credit with an expiration date of June 30, 2005, to secure its payments to a vendor for the importation of toner related products. On January 5, 2005, the letter of credit was amended and reduced by $500,000 to $1 million.


OFF BALANCE SHEET ARRANGEMENTS

As a condition of the Share Exchange Agreement, as amended, of September 2002, between Logical Imaging Solutions, Inc., Digital Color Print, Inc. and Color Imaging, Logical Imaging Solutions and Digital Color Print assumed the responsibility for an operating lease for equipment used by Logical Imaging Solutions upon which Color Imaging is a co-obligor. The aggregate payment obligations remaining as of September 2002 were less than $50,000, and as a condition of the Share Exchange Agreement Logical Imaging Solutions and Digital Color Print pledged 50,000 shares of the common stock of Color Imaging to secure their performance of all of the terms and conditions of the lease.

On June 1, 2003, Color Imaging entered into a Marketing and Licensing Agreement (refer to Exhibit 10.14 filed with Form 10-Q for the quarter ended September 30, 2003), as amended and restated on November 15, 2004, effective as of April 1, 2004, with its affiliate General Plastic Industrial Co Ltd. Per the Marketing and Licensing Agreement General Plastic Industrial Co Ltd agrees to indemnify and hold harmless Color Imaging for any costs and expense arising from any defective licensed product, and/or any recalled licensed product including litigation arising therefrom. Further General Plastic Industrial Co Ltd agrees to credit Color Imaging for product cost, shipping and related expenses arising from any defective licensed product, and/or any recalled licensed product.

On February 6, 2004, our Bank issued on our behalf an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of a non-affiliated foreign supplier. On January 5, 2005, the irrevocable standby letter of credit was amended and reduced by $500,000 to $1 million. The letter of credit has an expiration date of June 30, 2005, and guarantees the payment of moneys owed the supplier for materials purchased from them by the Company on terms from net 30 to net 120. At December 31, 2004, the Company's accounts payable to this supplier was $94,625, while our open purchase order commitments were $756,468. The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit and the obligations under the letter of credit.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., third quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement that must be adopted in the third quarter of fiscal year 2005.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," ("SFAS 151") which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its fourth quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any investments or assets outside of the United States. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We estimate that about 80% of our transactions are denominated in U.S. dollars, excepting those sales in Euros to two of our customers in Europe. Accordingly, beginning in 2001, we became subject to foreign currency risk with respect to future costs or cash flows from our sales in Euros. We have adjusted our prices with our customers to reflect the change in the exchange rate and do not expect to be subject to material foreign currency risk, accordingly, with respect to those sales. As a result, to date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange. We incurred a net foreign currency transaction gain of $154,583, $149,110 and $2,858 in 2004, 2003 and 2002, respectively. Our pricing for our products sold in Euros is currently at the rate of 1.25 to 1.00 Euros relative to the U.S. dollar, and at December 31, 2004, according to information available from the Pacific Exchange Rate Service, the exchange rate for the Euro relative to the U.S. dollar was
1.3536. A 10% change in the value of the Euro from 1.25 Euros relative to the United States dollar would cause approximately an $8,000 foreign currency translation adjustment in an average month, a type of other comprehensive income
(loss), which would be a direct adjustment to stockholders' equity.

Our revolving line of credit bears interest based on interest rates tied to the LIBOR rate, which may fluctuate over time based on economic conditions. As a result, we are subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and we are in a borrowing mode.

Color Imaging's investment policy requires investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. Investments made by Color Imaging will principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates of five years or less. Because of the credit criteria of the Color Imaging's investment policies, the primary market risk associated with these investments is interest rate risk. Color Imaging does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. During 2004 Color Imaging made investments from $0.4 million to $1.7 million that resulted in interest income of $17,502 with some $1,048,087, all of which were available-for-sale securities invested as of December 31, 2004. During 2003 Color Imaging made investments that resulted in interest income of $5,586 with some $1,421,000 in available-for-sale securities as of December 31, 2003. Color Imaging did not have any monies invested in securities at December 31, 2002.

Management believes that a reasonable change in raw material prices could have a material impact on future earnings or cash flows, because we generally are not able to offset increases to our costs with higher prices for our products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Annual Report on Form 10-K:



                                                                            Page

Financial Statements:

Independent Auditors' Report..................................................F1

Consolidated Balance Sheets December 31, 2004 and 2003  ......................F2

Consolidated Statements of Operations for the years ended
December 31, 2004, 2003 and 2002 .............................................F3

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2004, 2003, and 2002.................................F4

Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003, and 2002.............................................F5

Notes to Consolidated Financial Statements December 31, 2004,
2003 and 2002.................................................................F6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF COLOR IMAGING, INC.
NORCROSS, GEORGIA

We have audited the accompanying consolidated balance sheets of Color Imaging, Inc. (a Delaware corporation) and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed on the Index of
Item 15(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Color Imaging, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the Unites States of America.


                            LAZAR LEVINE & FELIX LLP

New York, New York
February 11, 2005



                                       F1

                       COLOR IMAGING, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                                                 2004                     2003
                                                                           ---------------           ---------------
                                 - ASSETS -
CURRENT ASSETS:
        Cash                                                                $  2,044,989              $  2,213,830
        Accounts receivable - net of allowance for doubtful accounts
          of $93,201 and $67,839 for 2004 and 2003, respectively               2,412,354                 1,941,404
        Inventories                                                            4,854,939                 5,624,328
        Related party portion of IDR bond - current                               92,664                    87,912
        Other current assets                                                     106,618                   114,721
                                                                           ---------------           ---------------
                            TOTAL CURRENT ASSETS                               9,511,564                 9,982,195
                                                                           ---------------           ---------------

PROPERTY, PLANT AND EQUIPMENT - NET                                            6,601,832                 6,973,834
                                                                           ---------------           ---------------
OTHER ASSETS:
       Related party portion of IDR bond                                         554,764                   647,428
       Other assets                                                               27,864                   291,978
                                                                           ---------------           ---------------
                                                                                 582,628                   939,406
                                                                           ---------------           ---------------
                                                                            $ 16,696,024              $ 17,895,435
                                                                           ===============           ===============
                     - LIABILITIES & STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
       Revolving credit lines                                               $         --              $         --
       Accounts payable                                                        1,625,282                 2,413,695
       Current portion of notes payable                                            6,071                     5,612
       Current portion of notes payable - related parties                         67,816                   343,736
       Current portion of bonds payable                                          390,000                   370,000
       Other current liabilities                                                   7,500                   393,579
                                                                           ---------------           ---------------
                            TOTAL CURRENT LIABILITIES                          2,096,669                 3,526,622
                                                                           ---------------           ---------------
LONG TERM LIABILITIES:
       Notes payable                                                               5,438                    11,509
       Notes payable - related parties                                                --                   120,102
       Bonds payable                                                           2,335,000                 2,725,000
       Deferred tax liability                                                    602,450                   292,700
                                                                           ---------------           ---------------

                           TOTAL LONG TERM LIABILITIES                         2,942,888                 3,149,311
                                                                           ---------------           ---------------

TOTAL LIABILITIES                                                              5,039,557                 6,675,933
                                                                           ---------------           ---------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Common stock, $.01 par value, authorized 20,000,000 shares;
         12,690,305 and 12,730,505 shares issued and outstanding on              126,903                   127,305
         December 31, 2004 and 2003, respectively
       Additional paid-in capital                                             12,681,472                12,708,368
       Accumulated deficit                                                    (1,151,908)               (1,616,171)
                                                                           ---------------           ---------------
                                                                              11,656,467                11,219,502
                                                                           ---------------           ---------------
                                                                            $ 16,696,024              $ 17,895,435
                                                                           ===============           ===============

See notes to consolidated financial statements.


                                       F2

                       COLOR IMAGING, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                        Year Ended December 31,
                                              --------------------------------------------
                                                  2004            2003            2002
                                              ------------    ------------    ------------
SALES                                         $ 21,834,829    $ 21,057,601    $ 28,000,309
COST OF SALES                                   16,283,031      15,789,078      23,421,429
                                              ------------    ------------    ------------
GROSS PROFIT                                     5,551,798       5,268,523       4,578,880
                                              ------------    ------------    ------------
OPERATING EXPENSES:

     Administrative                              1,373,694       1,679,576       1,312,317
     Research and development                    1,171,502       1,176,085         946,848
     Sales and marketing                         2,370,767       1,745,812       1,331,454
                                              ------------    ------------    ------------
                                                 4,915,963       4,601,473       3,590,619
                                              ------------    ------------    ------------
INCOME FROM OPERATIONS                             635,835         667,050         988,261
                                              ------------    ------------    ------------
OTHER INCOME (EXPENSE):
      Interest and other income                    229,588         219,059          47,201
      Interest and financing costs                 (90,160)       (164,438)       (330,606)
                                              ------------    ------------    ------------
                                                   139,428          54,621        (283,405)
                                              ------------    ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES           775,263         721,671         704,856
PROVISION FOR INCOME TAXES                         311,000         288,700         274,246
                                              ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS                  464,263         432,971         430,610

(LOSS) FROM OPERATIONS OF SUBSIDIARY
  DISPOSED OF - NET OF INCOME TAX                       --              --        (261,326)
                                              ------------    ------------    ------------
NET INCOME                                    $    464,263    $    432,971    $    169,284
                                              ============    ============    ============
INCOME (LOSS) PER COMMON SHARE:
 Basic:
   Continuing operations                      $        .04    $        .04    $        .04
   Discontinued operations                              --              --            (.02)
                                              ------------    ------------    ------------
   Basic earnings per share                   $        .04    $        .04    $        .02
                                              ============    ============    ============
 Diluted:
   Continuing operations                      $        .04    $        .04    $        .04
   Discontinued operations                              --              --            (.02)
                                              ------------    ------------    ------------
    Diluted earnings per share                $        .04    $        .04    $        .02
                                              ============    ============    ============
 Weighted average shares outstanding:
   Basic                                        12,703,575      11,966,981       9,686,429
   Diluted                                      12,710,306      11,979,554       9,686,429


See notes to consolidated financial statements.



                                       F3

                       COLOR IMAGING, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                      ADDITIONAL         STOCK                         TOTAL
                                                          COMMON       PAID-IN        SUBSCRIPTION    ACCUMULATED   STOCKHOLDERS'
                                         SHARES           STOCK        CAPITAL         RECEIVABLE       DEFICIT        EQUITY
                                     -------------   -------------    ------------   ------------   -------------   -------------

Balance at December 31, 2001           10,099,175     $   100,992     $ 9,873,939    $  (149,000)    $(2,218,426)    $ 7,607,505

Stock subscription received                    --              --          (5,649)       149,000              --         143,351

Exercise of stock warrants -
    cashless                               38,790             388            (388)            --              --              --

Common stock, exchanged for
    subsidiary disposed of             (1,700,000)        (17,000)     (2,661,993)            --              --      (2,678,993)


Net income for the year                        --              --              --             --         169,284         169,284
                                     -------------   -------------    ------------   ------------   -------------   -------------

Balance at December 31, 2002            8,437,965          84,380       7,205,909             --      (2,049,142)      5,241,147

Stock subscription received             4,500,000          45,000       5,855,584             --              --       5,900,584

Common stock, repurchased
     and retired                         (207,460)         (2,075)       (353,125)            --              --        (355,200)

Net income for the year                        --              --              --             --         432,971         432,971
                                     -------------   -------------    ------------   ------------   -------------   -------------

Balance at December 31, 2003           12,730,505         127,305      12,708,368             --      (1,616,171)     11,219,502

Common stock, repurchased
     and retired                          (40,200)           (402)        (26,896)            --              --         (27,298)

Net income for the year                        --              --              --             --         464,263         464,263
                                     -------------   -------------    ------------   ------------   -------------   -------------

Balance at December 31, 2004           12,690,305     $   126,903     $12,681,472    $        --     $(1,151,908)    $11,656,467
                                     =============   =============    ============   ============   =============   =============


See notes to consolidated financial statements.


                                       F4

                       COLOR IMAGING, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                                 YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                          2004              2003            2002
                                                                      ------------      ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations                                   $  464,263      $   432,971      $   430,610
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                      593,801         537,369          542,661
      Deferred income taxes                                              309,750         292,700          190,509
      Allowance for doubtful accounts                                     45,000           3,661           (8,733)
     (Increase) decrease in:
       Accounts receivable                                              (515,950)        444,955          512,717
       Inventory                                                         769,389        (544,091)         524,738
       Prepaid expenses and other assets                                 272,217         251,468         (100,415)
       Due from related party - IDR bond                                  87,912          83,160           79,596
      Increase (decrease) in:
        Accounts payable and accrued liabilities                      (1,174,492)     (1,244,188)      (1,221,997)
                                                                     ------------   -------------    -------------
        Net cash provided by continuing operations                       851,890         258,005          949,686

        Net cash (used) by discontinued operations                            --              --         (676,202)
                                                                     ------------   -------------    -------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                        851,890         258,005          273,484
                                                                     ------------   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (221,799)        (473,093)        (567,702)
                                                                     ------------   -------------    -------------
     NET CASH (USED IN) INVESTING ACTIVITIES:                           (221,799)       (473,093)        (567,702)
                                                                     ------------   -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under line of credit                             --       (1,022,470)        (439,946)
  Principal payments of long-term debt                                    (5,612)     (1,336,335)        (339,667)
  Principal payments of IDR bond                                        (370,000)       (350,000)        (335,000)
  Proceeds from related party borrowing                                       --              --        1,100,000
  Principal repayments to related party                                 (396,022)       (536,162)        (100,000)
  Proceeds from sale of stock                                                 --       5,900,584          143,351
  Payments for the repurchase of common stock and warrants              ( 27,298)       (355,200)              --
                                                                     ------------   -------------    -------------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (798,932)      2,300,417           28,738
                                                                     ------------   -------------    -------------

NET INCREASE (DECREASE) IN CASH                                         (168,841)     2,085,329          (265,480)
  Cash at beginning of year                                            2,213,830        128,501           393,981
                                                                     ------------ --------------     -------------
  CASH AT END OF YEAR                                                $ 2,044,989    $ 2,213,830      $    128,501
                                                                     ============  ==============    =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                           $    78,547     $   147,694     $    299,226
  Income taxes                                                                --              --               --
NONCASH ITEMS:
  Common stock issued                                                $        --     $        --     $        388


See notes to consolidated financial statements.





                                       F5

                              COLOR IMAGING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

NOTE 1. DESCRIPTION OF COMPANY:

Color Imaging, Inc., (Color) develops, manufactures and markets products used in electronic photocopying and printing. Color designs, manufactures and delivers black text toners, specialty toners, including color and MICR (magnetic characters used on checks and other financial documents). Color also supplies other consumable products used in electronic printing and photocopying, including toner cartridges, cartridge components, photoreceptors, imaging drums and parts.

See Note 3 regarding Discontinued Operations - Disposal of Logical Imaging Solutions.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A) PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its now discontinued subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

(B) ESTIMATES AND ASSUMPTIONS:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in Color's financial statements and accompanying notes. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and does not believe that any change in those assumptions would have a significant effect on the financial position or results of operations. Actual results could differ from those estimates.

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

(D) CONCENTRATION OF CREDIT RISK:

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, marketable securities and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and marketable securities and at December 31, 2004 its investments were in cash held in highly rated financial institutions. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring cash in advance, payment by credit card, letters of credit or guarantees. The Company's customer base is comprised principally of domestic distributors and dealers of copier supplies and re-manufacturers of laser printing consumable products. The Company's international customers are comprised principally of an OEM and a large international distributor. Management does not believe significant risk exists in connection with the Company's concentrations of credit at December 31, 2004.

(E) CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

(F) ACCOUNTS RECEIVABLE:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $93,201 and $67,839 at December 31, 2004 and 2003, respectively.


                                       F6

(G) INVENTORIES:

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

(H) PROPERTY, PLANT AND EQUIPMENT:

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

Depreciation of the Company's property, plant, and equipment is computed using the straight-line method. The average estimated useful lives are as follows:

                                                     Years
                                                   ----------
        Leasehold improvements                             10
        Machinery and equipment                        5 - 20
        Furniture and fixtures                         7 - 10
        Test and computer equipment                    5 - 10


(I) INTANGIBLE ASSETS:

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

(J) STOCK-BASED COMPENSATION:

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock-based compensation plans and accordingly, no compensation cost has been recognized for its stock options in the financial statements. The Company has elected not to implement the fair value based accounting method for employee stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", but has elected to disclose the pro forma net income (loss) per share for employee stock option grants made beginning in fiscal 1997 as if such method had been used to account for stock-based compensation costs described in SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure", an amendment of SFAS No.
123. (SFAS No. 123 was further amended - see Note (R) below - Recent Accounting Pronouncements.)

The Company has determined pro forma net earnings and net earnings per share information as if the fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to its employee stock-based compensation. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2004, 2003 and 2002:

                                            2004        2003        2002
                                           ------      ------      ------
Risk-free interest rate                     3.00%       2.68%       2.35%
Dividend yield                              0.00%       0.00%       0.00%
Expected market price volatility factor     2.26        2.42        0.88
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

                                       F7

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and vested awards in each period:


                                              2004                2003               2002
                                          ------------       ------------      ------------
Net income, as reported                    $  464,263         $  432,971        $  169,284

Less: Pro forma stock based
  compensation expense -  net of tax           94,756             80,908            65,457
                                          ------------       ------------      ------------
Pro forma net income                       $  369,507         $  352,063        $  103,827
                                          ============       ============      ============

Basic Earnings per share:
  As reported                              $      .04         $      .04        $      .02
  Pro forma                                       .03                .03               .01

Diluted Earnings per share:
  As reported                              $      .04         $      .04        $      .02
  Pro forma                                       .03                .03               .01


For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the average vesting period of the options.

(K) INCOME TAXES:

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

(L) REVENUE RECOGNITION:

The Company recognizes revenues in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements (SAB104).

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

(M) ADVERTISING COSTS:

In accordance with SOP No. 93-7, Reporting on Advertising Costs, the Company expenses all advertising expenditures as incurred. The Company incurred $158,253, $146,255 and $106,077 in advertising costs during 2004, 2003 and 2002, respectively.

(N) RESEARCH AND DEVELOPMENT EXPENSES:

Research and development costs are charged to expense when incurred and aggregated $1,171,502, $1,176,085 and $946,848 for 2004, 2003 and 2002,
respectively, from continuing operations.

(O) SHIPPING AND HANDLING COSTS:

Shipping and handling costs of $122,566, $107,423 and $83,879 in 2004, 2003 and 2002, respectively, are included in sales and marketing expense.

                                       F8

(P) EARNINGS (LOSS) PER COMMON SHARE:

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

(Q) FOREIGN CURRENCY TRANSACTIONS:

During 2001, the Company began selling its products in certain overseas markets where the prices were denominated in Euros. All balance sheet accounts resulting from foreign transactions are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and statements of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables (or payables) are included in the consolidated statements of operations. As of December 31, 2004, there were no material balance sheet items resulting from foreign currency transactions. Aggregated gains of $154,583, $149,110 and $2,858 from the settlement of foreign receivables were recognized for the 2004, 2003 and 2002 years, respectively, and are included in other expense on the statements of operations.

(R) DEFERRED CHARGES:

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

(R) RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., third quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement, which must be adopted in the third quarter of fiscal year 2005.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," ("SFAS 151") which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its fourth quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.


                                       F9

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

Logical designed, manufactured and delivered complete printing systems, including software, control units and print engines to its customers. Logical's development efforts focused on creating a digital variable printing process that provides high-speed, color printing systems for commercial applications. Following is summary financial information for Logical:

                                                 Nine Months Ended
                                                 September 30, 2002
                                                 ------------------
        Net sales                                   $   464,628
                                                 ------------------
        Loss before taxes                              (406,570)
        Income tax benefit                             (145,244)
                                                 ------------------
        Net loss from discontinued
          operations                                $  (261,326)
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

NOTE 4. INVENTORIES:

Inventories for continuing operations consisted of the following components as of December 31, 2004 and 2003:


                                             2003             2003
                                        -------------    -------------
        Raw materials                   $    945,311     $    631,960
        Work-in-process                    1,464,875        1,715,684
        Finished goods                     2,526,370        3,374,773
        Obsolescence allowance               (81,617)        ( 98,089)
                                        -------------    -------------
             Total                      $  4,854,939     $  5,624,328
                                        =============    =============


                                       F10

NOTE 5. PROPERTY AND EQUIPMENT:

Property and equipment of continuing operations consisted of the following as of December 31, 2004 and 2003:

                                                     2004              2003
                                                 ------------      ------------
        Furniture and fixtures                   $   120,080       $   112,159
        Test and computer equipment                1,003,925           712,176
        Manufacturing machinery and equipment      6,727,889         6,805,761
        Leasehold improvements                     1,364,608         1,364,608
                                                 ------------      ------------
                                                   9,216,502         8,994,704
        Less: accumulated depreciation
         and amortization                         (2,614,670)       (2,020,870)
                                                 ------------      ------------
                                                 $ 6,601,832       $ 6,973,834
                                                 ============      ============



Depreciation and amortization expense amounted to $593,801, $537,369 and $542,661 in 2004, 2003 and 2002, respectively.

NOTE 6. RELATED-PARTY TRANSACTIONS:

(A) LEASE:

Directors, Jui-Hung Wang, Jui-Kung Wang, Sueling Wang and Jui-Chi Wang, own Kings Brothers, LLC, the landlord from whom the Company leases its Norcross, Georgia, plant. The real property lease agreement between the Company and Kings Brothers, LLC, was entered into on April 1, 1999, and was amended on February 5, 2003, extending the expiration date from March 31, 2009 to March 31, 2013 (the Related Party - see Note 8). The rental payments for 2004, 2003 and 2002 were $544,728, $531,444 and $518,484, respectively.

Minimum annual lease commitments are as follows:

          2005                          $    558,346
          2006                               572,305
          2007                               586,612
          2008                               601,278
          2009                               616,310
          2010                               631,717
          Thereafter                       1,481,282
                                        ------------
Total minimum lease payments            $  5,047,850
                                        ============

(B) PURCHASES:

The Company purchases copier and laser printer products from an entity in which three directors have a beneficial ownership interest. Purchases for the 2004, 2003 and 2002 years aggregated $4,028,303, $2,091,785 and $2,148,279, respectively. See also Note 14.




                                       F11

(C) NOTES PAYABLE:

On March 14, 2002, the Company borrowed $500,000 from director, Sueling Wang, on an unsecured basis. The interest rate on the loan was 12% per annum, matured on March 14, 2003 and is evidenced in writing. On September 2, 2002, the note was modified to extend the term to March 1, 2005, provide for a $100,000 principal payment, decreased the interest rate to 6% per annum, provided for interest only payments through February 28, 2003, and 24 monthly payments of principal and interest beginning on April 1, 2003, in the amount of $17,735.67. The Company borrowed the $500,000 to meet a supplier commitment for product. Interest paid Sueling Wang on the note for the years ended December 31, 2004, 2003 and 2002 was $3,607, $14,641 and $36,296, respectively. As of December 31, 2004 and 2003, the principal outstanding was $15,000 and $105,000, respectively.

On August 21, 2002, the Company borrowed $100,000 from director, Jui-Chi Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, mature on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to repay $100,000 borrowed from director Sueling Wang on March 14, 2002. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $4,434. As of December 31, 2004, 2003 and 2002, the interest accrued and paid on the note was $2,203, $ 5,115 and $2,170, respectively. As of December 31, 2004 and 2003, the outstanding principal balance on the note was $8,803 and $59,806, respectively.

On August 21 and September 2, 2002, the Company borrowed $200,000 and $300,000, respectively, from director, Jui-Hung Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, mature on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to make a principal payment due on its industrial development bond in the approximate amount of $255,000, for the acquisition of capital equipment in the approximate amount of $125,000 and for general corporate purposes. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $22,169.60. As of December 31, 2004, 2003 and 2002, interest accrued and paid on the note was $11,017, $ 25,577 and $10,259, respectively. As of December 31, 2004 and 2003, the principal outstanding was $44,013 and $299,032, respectively.

(D) COMMON STOCK

On March 6, 2003, the Company received from Chi Fu Investment Co Ltd $6,075,000 of gross subscription proceeds for the public sale of 4,500,000 of its common shares at a price of $1.35 per share in its offering on Form SB-2 filed with the Securities and Exchange Commission. Chi Fu Investment Co Ltd is a wholly owned subsidiary of the Company's affiliate, General Plastic Industrial Co., Ltd, and as of December 31, 2004, Company directors Jui-Hung Wang, Jui-Chi Wang and Jui-Kung Wang each owned 8.0%, 8.4% and 1.8%, respectively, of General Plastic Industrial Co., Ltd. ("GPI").

(E) MARKETING AND LICENSE AGREEMENT

On June 1, 2003, the Company entered into a Marketing and Licensing Agreement with a foreign affiliate, GPI. Per the Marketing and Licensing Agreement the affiliate agrees to indemnify and hold harmless the Company for any costs and expenses arising from any defective licensed product, and/or any recalled licensed product including litigation arising therefrom. Further the affiliate agrees to credit the Company for product cost, shipping and related expenses arising from any defective licensed product, and/or any recalled licensed product. Effective April 1, 2004, the parties agreed to amend the Marketing and Licensing Agreement to reduce the costs of the product to the Company and to include a royalty payment by the Company to the affiliate based on the net profit realized upon the sale of the products, after certain marketing expenses of the Company. Royalty payments for this nine month period in 2004 aggregated $86,073.




                                       F12

NOTE 7. BORROWING ARRANGEMENTS:

The Company has a $1.5 million revolving line of credit, as amended, with a sub-limit for letters of credit of $500,000 and an outstanding balance of $0 as of December 31, 2004, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of December 31, 2004, the interest rate was the one-month Libor rate of 2.28% plus 2.50% (4.78%). This revolving line of credit has a June 30, 2005 expiration date.

Under the line of credit, the Company is permitted to borrow up to 75% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $750,000 and not to exceed 50% of the total outstanding). On February 6, 2004, the Bank issued an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of a non-affiliated foreign supplier. On January 5, 2005, the irrevocable standby letter of credit was amended and reduced by $500,000 to $1 million. The letter of credit has an expiration date of June 30, 2005. The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit. The Bank agreement also contains various covenants that the Company is required to maintain, and as of December 31, 2004, the Company was in compliance with these covenants.

Long-term debt was comprised of the following as of December 31,

                                             2004               2003
                                          ------------       ------------

        Note maturing in 2005             $    11,509        $    17,121
                                          ------------       ------------
                                               11,509             17,121
        Less current maturities                 6,071              5,612
                                          ------------       ------------
                                          $     5,438        $    11,509
                                          ============       ============

The aggregate scheduled maturities of long-term debt for each of the next two years are as follows:

                        2005                 $  6,071
                        2006                    5,438
                                            -----------
                        Total                $ 11,509
                                            ===========

NOTE 8. INDUSTRIAL DEVELOPMENT REVENUE BOND:

On June 1, 1999, the Development Authority of Gwinnett County (the Authority) issued $4,100,000 of industrial development revenue bonds on behalf of the Company and a Related Party. The 3.07%, inclusive of the 1% letter of credit fee annually, revenue bonds as of December 31, 2004, are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured by all the assets of the Company and by real property owned by the Related Party. The bonds along with the line of credit and term loan (see Note 6) are held by two related financial institutions.

A loan agreement between the Authority and the Company and a Related Party allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to purchase and install certain manufacturing equipment, while $974,128 was used by the Related Party to pay down the mortgage on the real property leased to the Company (see
Note 6). The Company and the Related Party are jointly obligated to repay any outstanding debt. Under the Joint Debtor Agreement of June 28, 2000, between the Company and the Related Party, each has agreed to be responsible to the other for their share of the bond obligations and that any party causing an act of default shall be responsible for 100% of the bond obligations. The amount for which the Related Party is responsible to the Company is reflected in current and other assets of the Company. The Related Party amounts owed to the Authority are secured by a lien on the real property leased by the Company and by personal guarantees executed by members of the Related Party. At this time, the Company believes that the Related Party portion of the bond is fully collectible. As of December 31, 2004, the bond principal outstanding was $2,725,000 and the portion due from the Related Party was $647,428.



                                       F13

The aggregate maturities of bonds payable for each of the next five years and thereafter are as follows:


                               Company         Related Party      Total
                            -------------      -------------   -------------
          2005              $  297,336         $   92,664      $   390,000
          2006                 308,772             96,228          405,000
          2007                 453,628            141,372          595,000
          2008                  60,992             19,008           80,000
          2009                  64,804             20,196           85,000
          Thereafter           892,040            277,960        1,170,000
                            -------------      -------------  -------------
          Total             $2,077,572         $  647,428     $ 2,725,000
                            =============      =============  =============


NOTE 9. STOCKHOLDERS EQUITY:

(A) COMMON STOCK AND STOCK WARRANTS:

The Company issued an aggregate of 6,000,000 shares of its common stock to the stockholders of Logical and Image in exchange for their shares in Logical and Image in a merger transaction consummated in 2000. Simultaneously, in 2000, the Company affected a reverse stock split of one for 6.0779 shares of common stock.

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

The Company issued Units consisting of common stock and common stock underlying warrants to investors in a private placement approved by the Board of Directors on August 29, 2000. Each Unit in the private placement was priced at $2.00 and consisted of one common share of the Company's common stock and one warrant to purchase one share of common stock at an exercise price of $2.00. An additional warrant to purchase common stock of the Company, for each Unit purchased in the private placement, was issued to subscribers, at no additional cost, whose investment(s) aggregated at least $300,000. The warrants expired November 30, 2003. During 2001, the Company issued and sold 1,437,960 Units for a total of
$2,925,920 in cash and notes receivable. The Company also issued, at no additional cost, 1,312,960 additional warrants during this same period. In March 2002, subsequent to the balance sheet date of December 31, 2001, the Company rescinded one transaction entered into during 2001 for the sale of 25,000 shares of common stock and warrants to purchase 25,000 shares of the common stock of the Company. This transaction was retroactively reflected in the financial statements as of December 31, 2001. The Company paid fees of $59,520 in connection with the private placement. Additionally, the Company issued 129,837 warrants to finders to purchase the Company's common stock at an exercise price of $2.00. During 2001, holders of the Company's warrant exercised 2,462,500 warrants on a cashless basis and received 1,104,815 shares of the Company's common stock. During 2002, holders of the Company's warrant exercised 1,750 warrants on a cashless basis and received 705 shares of the Company's common stock. No underwriting discounts or commissions were paid to any person. As of March 12, 2002, all notes receivable have been fully paid by the investors.

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



                                       F14

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

On April 18, 2003, the Company established a stock repurchase program under which the Company's common stock, with an aggregate market value up to the lesser of $1 million or 1 million shares, may be acquired in the open market or through private or other transactions through September 30, 2005. As of December 31, 2004 and 2003, the Company has repurchased, cancelled and retired 40,200 and 44,500 shares of its common stock at a cost of $27,298 and $28,835 and at an average price of $0.65 and $0.68 per share, respectively.

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

As a result of employment terminations, resignations or retirements, as of December 31, 2003, options to purchase 405,000 shares of common stock by management or our employees have lapsed, and options to purchase 100,000 shares of our common stock granted to directors have lapsed.

On April 1, 2004 the Company granted options to an officer to purchase 100,000 shares of the Company's common stock at an exercise price of $.73 per share. Options to purchase 20,000 shares of the Company's common stock vested immediately and the remainder vest at the rate of 20,000 per year beginning on the first anniversary date of the grant and continuing annually thereafter and expire five years from their respective date of vesting. On May 18, 2004, the Company granted 335,000 options to officers, 50,000 options to non-employee directors and 80,000 options to employees at an exercise price of $0.54. One-half of the options granted vested immediately and the remainder vest equally upon the next two anniversary dates of the grant and expire five years from their respective date of vesting. All stock options were granted at an exercise price equal to the market value of the Company's stock as of the date of grant.


                                       F15

A summary of the Company's stock option activity, and related information, follows:


                                     2004                  2003                    2002
                              ---------------------  ---------------------  ---------------------
                                   Weighted               Weighted               Weighted
                                    Average                Average                Average
                                    Exercise               Exercise               Exercise
                               Options      Price     Options      Price     Options      Price
                              ----------  ---------  ----------  ---------  ----------  ----------
Outstanding at beginning
   of year                      970,000     $2.33       945,000    $2.33     1,210,000     $2.44
Granted                         465,000       .58       150,000      .66       100,000      2.75
Exercised                             -                       -                      -
Terminated                     ( 15,000)     2.75      (125,000)    2.30      (365,000)     2.75
                              ----------             ----------             ----------
Outstanding at end of year    1,420,000      1.58       970,000     2.08       945,000      2.33
                              ==========             ==========             ==========

Exercisable at end of year    1,037,500     $1.88       706,260    $2.33       667,500     $2.22

Weighted average fair value
  of options granted during
  the year                        $0.58                   $0.53                  $0.98



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

The following is a summary of total outstanding options and stock warrants at December 31, 2004:


                          Options and Warrants Outstanding          Options and Warrants Exercisable

                                                Weighted-Average
Range of Exercise             Weighted-Average      Remaining                      Weighted-Average
  Prices             Number    Exercise Price   Contractual Life      Number        Exercise Price
-----------------  ---------  ----------------  -----------------    ---------      --------------
Options:
  $0.45-$0.77        150,000        $0.66           6.06 years          60,000            $0.72
  $0.54-$0.73        465,000        $0.58           5.37 years         202,500            $0.56
  $2.00              450,000        $2.00           1.46 years         450,000            $2.00
  $2.75              355,000        $2.75           2.74 years         330,000            $2.75

Warrants:
  $2.00              100,000        $2.00            .52 years         100,000            $2.00
                   ---------                                         ----------
Options and
  warrants         1,520,000        $1.61           3.35 years       1,142,500            $1.89
                   =========                                         ==========


(C) RETAINED EARNINGS:

The Company is limited in its ability to declare and pay dividends by the terms of certain debt agreements.


                                       F16

NOTE 10. PENSION PLANS AND POSTRETIREMENT BENEFITS:

The Company has adopted the Color Image, Inc. Profit Sharing Retirement Plan. Under this defined contribution plan, employees with one year or more of service who have worked at least 1,000 hours and have reached age 21 are eligible for participation. Participants may contribute between 1% and 15% of their compensation as basic contributions. The Company will match 50% of the first 3% deferred by any participant. Company contributions vest from 20% in the second year of service to 100% in the sixth year. For the years ended December 31, 2004, 2003 and 2002, the Company incurred expenses of $18,437, $23,532 and $20,783, respectively.

NOTE 11. INCOME TAXES:

The provision for income taxes is composed of the following:

                                          2004          2003            2002
                                      -----------    -----------    -----------
        Current:
                Federal                $      --      $      --      $  70,538
                 State                        --             --         13,199
        Deferred:
                Federal                  262,000        243,100        160,482
                State                     49,000         45,600         30,027
                                      -----------    -----------    -----------
                                       $ 311,000      $ 288,700      $ 274,246
                                      ===========    ===========    ===========

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense attributable to income from continuing operations is:


                                                 2004         2003       2002
                                              ---------    ---------   --------
        Tax at U.S. statutory rates             34.00%       34.00%      34.00%
        State income taxes net of
          Federal tax benefit                    5.11         4.02        6.38
        Other-net                                1.00         1.98       (1.48)
                                               --------     --------   --------
                                                40.11%       40.00%      38.90%
                                               ========     ========   ========


The components of the net deferred income tax asset as of December 31, 2004 and 2003 are as follows:

                                                         2004           2003
                                                     ------------   ------------
        Deferred tax assets:
          Inventory                                  $    35,000    $    40,000
          Accounts receivable                             40,000         27,000
          Accrued expenses                                    --          4,800
          Federal tax credits                                                --
          Net operating loss carry-forward               450,000        683,000
                                                     ------------   ------------
                                                         525,000        754,800
         Valuation allowance for deferred tax assets    (112,500)      (334,800)
                                                     ------------   ------------
                                                         412,500        420,000
        Deferred tax liabilities:
          Fixed assets                                (1,014,950)      (712,700)
                                                     ------------   ------------
        Net deferred tax asset (liability)           $(  602,450)   $  (292,700)
                                                     ============   ============


At December 31, 2004, the Company had net operating loss carry forwards (NOLs) of approximately $1,000,000 for income tax purposes that expire in years beginning 2020. The Company has provided for a 25% valuation allowance against the deferred tax asset generated by its NOL's, since management believes that it is more likely than not that this asset will be realized in the near future.

                                       F17

NOTE 12. EMPLOYMENT AGREEMENTS:

On June 28 and August 1, 2000, Color Imaging entered into employment agreements with its President and Executive Vice President. Each of the employment agreements has a 5-year term. Color Imaging is obligated to pay the President an annual salary of $150,000 with a guaranteed increase of 5% per annum over the term of the agreement. Color Imaging is obligated to pay the Executive Vice President an annual salary of $144,000 with a guaranteed increase of 5% over the term of his agreement. Each employee may terminate the agreement upon 6 months notice to Color Imaging. Color Imaging may terminate each employee upon 6 months notice by Color Imaging; provided, however, that Color Imaging is obligated to pay to the employee his annual base salary, commissions or bonuses earned, and benefits for a period of 12 months after the date of such notice.

Each of the officers voluntarily waived the annual increases to their salaries that would have otherwise been payable upon the second anniversary of their respective contracts. The President and Executive Vice President voluntarily agreed to accept reduced annual increases upon the third anniversary of their respective agreements in the amount of 2.5%. On July 14, 2003, the Executive Vice President's employment agreement was modified, giving him the additional duties of marketing and sales, provide for commissions, a reduced base salary of $78,000 per annum and deleting the provision providing for a minimum 5% annual salary increase. On October 1, 2003, the Executive Vice President's employment agreement was again amended to return his base salary to its former level of $151,200 and his commission program on certain sales of Color Imaging was modified. On April 19, 2004, the Executive Vice President's employment agreement was again amended, reducing his base salary to $120,000 and providing for a commission on certain sales of Color Imaging.

The employment agreements with the above named officers also commits Color Imaging to purchasing, for their benefit, certain life insurance plans. Color Imaging pays the premiums and is the collateral assignee of four split dollar life insurance policies owned by the President. Pursuant to the policies, Color Imaging will, upon his death or earlier liquidation of each such policy, be entitled to the refund of all premium payments made by Color Imaging on the policies, and the balance of the proceeds will be paid to the President's designated beneficiaries. During 2003 the President repaid the loan due Color Imaging in connection with the split dollar life insurance policies, Color Imaging then released its collateral assignment of the policies and is no longer required to pay any premiums in connection with the four policies. The split dollar life insurance premiums paid by Color Imaging during 2003 and 2002 were $660 and $22,773, respectively. The amount due from its President in connection with these life insurance policies at the years ended December 31, 2003 and 2002 was $0 and $134,877, respectively. For the periods during which such plans were in place for the Executive Vice President for the years ended December 31, 2003 and 2002 Color Imaging paid or reimbursed the Executive Vice President $5,525 and $6,446, respectively, for such supplemental life insurance plans. On July 14, 2003, the Executive Vice President's employment agreement was amended to delete the provision requiring Color Imaging to pay or reimburse premiums in connection with his supplemental life insurance policy.

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

NOTE 13. SIGNIFICANT CUSTOMERS:

For the 2004 year, one unrelated distributor of imaging supplies accounted for 24% of net sales from continuing operations. For the 2003 year two unrelated distributors/customers of imaging supplies accounted for 29% and 14% of net
sales   from   continuing   operations.   For  the  2002   year  two   unrelated
distributors/customers of imaging supplies accounted for 47% and 20% of net sales from continuing operations. The Company does not have a written or oral contract with any of these customers. All sales are made through purchase orders.

NOTE 14. SIGNIFICANT SUPPLIERS:

For the years ended December 31, 2004, 2003 and 2002, the Company purchased 34%, 43% and 44%, respectively, of its raw materials and supplies from one unrelated foreign supplier in connection with the sale of copier products. For the years ended December 31, 2004, 2003 and 2002, the Company purchased 30%, 16% and 10%, respectively, of its all-in-one cartridges, components and parts from a related supplier in connection with the sale of both copier and printer products. See also Note 6(b).



                                       F18

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share data).


                                                            Quarter
                                      --------------------------------------------------
2004                                    First        Second         Third       Fourth
----                                  ---------     ---------     ---------    ---------

Sales, net                            $ 5,601        $ 5,669      $  5,679      $ 4,886
Income from operations                    101            287           151           97
Net income                                103            198           107           56


Net income per share:
    Basic                                 .01            .02           .01          .00
    Diluted                               .01            .02           .01          .00
                                      =========     =========     =========    =========



                                                            Quarter
                                      ----------------------------------------------------
2003                                    First        Second         Third       Fourth
----                                  ---------     ---------     ---------    ---------
Sales, net                            $ 5,629        $ 5,058       $ 5,361      $ 5,010
Income (loss) from operations             213            400           223         (169)
Net income (loss)                         112            254           152          (85)

Net income per share:
  Basic                                   .01            .02           .01          .00
  Diluted                                 .01            .02           .01          .00
                                      =========     =========     =========    =========



NOTE 16. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region are as follows:


                                   2004                     2003                     2002
                         ----------------------   ----------------------    ---------------------
United States            $ 11,922,183      55%     $ 12,507,490      59%    $ 17,728,982      63%
Europe/Eastern Europe       5,539,810      25%        4,416,152      21%       5,638,161      20%
Mexico                      2,488,963      11%        2,502,831      12%       2,477,862       9%
Asia/Southeast Asia         1,026,517       5%          814,387       4%       1,253,862       5%
Other                         857,356       4%          816,741       4%         901,442       3%
                         ------------   -------   -------------   ------    ------------   -------
Total                    $ 21,834,829     100%       21,057,601     100%    $ 28,000,309     100%
                         ============   =======   =============   ======    ============   =======



                                       F19

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

As of the end of the period covered by this report, December 31, 2004, (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of Color Imaging's management, including our Chief Executive Officer, President and Chief Financial Officer, of the effectiveness of the design and operation of Color Imaging's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to Color Imaging required to be included in our periodic SEC filings.

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES

Although we concluded that our disclosures controls and procedures were effective at the end of fiscal 2004 and in each interim period of fiscal 2004, we recognized that further improvements could be made with regard to purchasing and receiving. During 2004 the improvements made to our internal controls included: the updating of our policies for disclosure controls and financial reporting and the commencement of the updating of the procedures and tests to be implemented during 2005 in compliance with SOX 404.

ITEM 9B. OTHER INFORMATION

NONE.

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



           NAME                   AGE           SERVICE AS A DIRECTOR                           POSITION
---------------------------     -------     -----------------------------     -------------------------------------------
Jui-Kung Wang                     61        Since September 2001              Chief Executive Officer, Director
                                                                                 and Chairman of the Board
Sueling Wang, PhD                 51        Since June 2000                   President, Vice Chairman and Director
Morris E. Van Asperen             61        Since June 2000                   Executive Vice President, Chief Financial
                                                                                 Officer, Secretary and Director
Patrick J. Wilson                 62        Since April 2004                  Senior Vice President, Marketing and Sales
Yi-Jen Wang                       28        Since April 2003                  Assistant Vice President and Director
Jui-Hung Wang                     58        Since June 2001                   Director
Jui-Chi Jerry Wang                48        Since June 2000                   Director
Richard S. Eiswirth               35        Since April 2003                  Director


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

Morris E. Van Asperen has served as Executive Vice President, Chief Financial Officer and director of Color Imaging since June 2000. In June 2001 he was made Secretary and on July 14, 2003, he was given the additional responsibilities of Marketing and Sales, which he held until April 1, 2004. From 1998 he served as director of Logical Imaging Solutions and was from August 2000 its Executive Vice President, Chief Financial Officer and Secretary until it was disposed of by Color Imaging in September 2002. In 1986 he was employed by the National Bank of California as Senior Vice President, Corporate Banking, and when he left the bank in July 2000 he was its Executive Vice President and Credit Administrator. Mr. Van Asperen also has extensive experience as a financial and management consultant to businesses of up to $50 million in revenues and 1,000 employees in construction, household goods, industrial glass, electronics manufacturing and software development. From 1977 to 1984, he served as Vice President & Chief Financial Officer of ATE Associates, Inc., a supplier of test fixtures and software for numerous military aircraft programs. Mr. Van Asperen received a B.S. degree in Mathematics from the University of Oklahoma and an M.B.A. degree from Pepperdine University.

Patrick J. Wilson has served as Senior Vice President of Marketing and Sales since April 2004. Prior to joining Color Imaging in April 2004 he consulted to the Company for the previous three years and assisted the Company in increasing copier product sales, identifying new copier products to be developed and recruiting manufacturer's representatives to sell the Company's products directly to dealers and distributors. Prior to this from 1990 to 1998 Mr. Wilson held executive positions with Lanier Worldwide, leaving as worldwide sourcing director. From 1986 until 1990 Mr. Wilson was with the Harris/3M joint venture company, leaving as vice president/general manager of the facsimile division. From 1968 until 1986 he held positions with 3M, and was their engineering manager prior to becoming vice president of research and development for the Harris/3M joint venture. Mr. Wilson has a BS degree in chemical engineering from Michigan Tech and an MBA from Xavier University.

Yi-Jen Wang has served as a director of Color Imaging since April 2003. Until her resignation on January 28, 2005, to relocate outside of the country, she was an Assistant Vice President and Human Resources Manager, having first been employed by Color Imaging in February 2003. Prior to that she is attend the University of San Francisco, pursuing an MBA degree. From October 2000 to June 2001 Ms. Wang served as a property manager for Kings Brothers LLC. From June 1998 to August 2000 Ms. Wang served as controller for GPI-USA, Inc. until it discontinued its warehouse and marketing activities in the United States. From January 1997 to May 1998 Ms. Wang was a sales representative assistant for our affiliate General Plastic Industrial Co Ltd, Taiwan, R.O.C. Ms. Wang received a Bachelor of Arts degree in June 1998 from Providence University, Taiwan, R.O.C.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The members of the board of directors, certain executive officers of Color Imaging and persons who hold more than 10% of Color Imaging's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of common stock and their transactions in common, stock. Based upon the copies of
Section 16(a) reports that the Color Imaging received from such persons for their 2004 fiscal year transactions in the common stock and their common stock holdings, Color Imaging believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, board members and greater than ten-percent stockholders, excepting the late filing of (a) one Form 4 filed on August 23, 2004, by Patrick J. Wilson disclosing the purchase of 6,000 shares of our common stock, (b) the late filing of a Form 3 and Form 4 for Patrick J. Wilson in connection with his appointment as an officer and initial exempt option grant, and (c) the late filing of one Form 4 each by directors Jui-Kung Wang, Sueling Wang, Jui-Chi Wang, Jui-Hung Wang and Morris E. Van Asperen reflecting one exempt option grant.

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

CODE OF ETHICS

On December 29, 2003, the Company adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The Code of Ethics was filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation earned by our chief executive officer and the three other most highly compensated executive officers who were serving as such as of December 31, 2004, 2003 and 2002 (collectively, the Named Executive Officers), whose aggregate compensation for fiscal years 2004, 2003 and 2002 exceeded $100,000 for services rendered in all capacities to Color Imaging and its subsidiaries for that fiscal year.


                                         Annual Compensation                          Long Term Compensation
                             ----------------------------------------------  ----------------------------------------
                                                               Other Annual   Restricted     Securities       LTIP
                                                              Compensation      Stock        Underlying     Payments     All Other
Name and Principal Position    Year    Salary ($)  Bonus ($)      ($)(1)       Awards ($)   Options/SARS(#)    ($)     Compensation
---------------------------  -------- ----------- ----------- -------------- ------------ ---------------- ---------- --------------
Jui-Kung Wang (2)             2004       97,808      4,200       18,354          --            25,000         --           --
Chief Executive Officer       2003       29,908      --           6,501          --             --            --           --
                              2002        N/A        --           1,000          --             --            --           --

Dr. Sueling Wang (3)          2004      115,500      4,000       12,841                       100,000         --           --
President                     2003      136,826    140,000        4,203          --             --            --           --
                              2002      158,439      --          38,736          --             --            --           --


Morris E. Van Asperen (4)     2004      152,589      3,500        7,082          --           100,000         --           --
Executive Vice President,     2003      162,001      --           9,204          --             --            --           --
Chief Financial Officer &     2002      151,200      --          14,353          --             --            --           --
Secretary

Patrick J. Wilson (5)
Senior Vice President         2004      110,769      3,000       69,426          --           100,000         --           --
                              2003                   --                          --                           --           --
                              2002                   --                          --                           --           --

(1) For named executive officers the amount reported represents the cost of group insurance benefits, Color Imaging's matching contribution to the 401(k) plan for the officer, other life insurance policies maintained for him, and other compensation as further described in the notes for each officer, respectively.
(2) Mr. Wang was employed by Color Imaging on August 15, 2003, and other annual compensation included the personal benefit of his use of a company automobile of $10,273 and $4,442 during 2004 and 2003, respectively, and $5,342 for the personal use of a corporate apartment. Also included in other annual compensation are the fees paid to the named executive officer while he was an outside director which were $0, $ 2,000 and $1,000 during 2004, 2003 and 2002, respectively. The options were granted by action of the board on May 18, 2004, with 50% vesting immediately and the remainder vesting equally upon the next two anniversary dates of the grant, expiring 5 years from their respective date of vesting. As of December 31, 2004, Mr. Wang had 50,000 options, 22,500 of which were vested, to purchase Color Imaging's common stock at an exercise prices ranging from $0.54 to $2.75.
(3) Other annual compensation includes the personalbenefit of his use of a company automobile of $5,000 and $1,358 during 2004 and 2003, respectively and split dollar life insurance premiums of $0, $660 and $16,773 during 2004, 2003 and 2002, respectively. During 2003 the officer repaid the loan due to the Color Imaging in connection with the split dollar life insurance policy and the collateral assignment of the policy was released by Color Imaging and the plan between Color Imaging and the officer was terminated. Options granted by action of the board on May 18, 2004. 50% vested immediately and the balance vest equally upon each of the next two anniversary dates of the grant. The options expire five years after their respective vesting date(s). As of December 31, 2004, Dr. Wang had 400,000 options, 350,000 of which were vested, to purchase Color Imaging's common stock at exercise prices ranging from $0.54 to $2.75.
(4) Other annual compensation includes, by agreement, the reimbursement for a supplemental life insurance policy for the benefit of the officer. The life insurance premiums reimbursed or paid by Color Imaging in 2004, 2003 and 2002 were $0, $5,525, and $6,446, respectively. In 2003 the officer voluntarily terminated the life insurance reimbursement program previously funded by Color Imaging; and, subsequently, the officer's employment agreement was modified to delete the provision of the additional life insurance benefit. Options granted by action of the board on May 18, 2004. 50% vested immediately and the balance vest equally the next two anniversary dates of the grant. The options expire five years after their respective vesting date(s). As of December 31, 2004, Mr. Van Asperen had 400,000 options, 350,000 of which were vested, to purchase Color Imaging's common stock at exercise prices ranging from $0.54 to $2.75.
(5) Other annual compensation includes payments made to the officer prior to his employment by Color Imaging under the consulting agreement between the officer and the Color Imaging. Options granted by action of the board upon the employment of the officer on April 1, 2004. 20% vested immediately and the balance vest equally upon each of the next four anniversary dates of the grant. The options expire five years after their respective vesting date(s). As of December 31, 2004, Mr. Wilson had 100,000 options, 25,000 of which were vested, to purchase Color Imaging's common stock at an exercise price of $0.73.

OPTION GRANTS TABLE

Options granted the Named Executive Officers during the year ended December 31, 2004 were:


                                                                                        Potential realizable
                                                                                        value at assume
                                                                                        annual rates of stock    Alternative to
                                                                                        price appreciation       (f) and g):
                                  Individual Grants                                     for the option term      grant date value
--------------------------------------------------------------------------------------  ----------------------- ------------------
                                           Percent of
                           Number of         total
                           securities     options/SARS
                           underlying       granted        Exercise or
                          Options/SARS    employees in      base price     Expiration                                Grant date
         Name                 (#)        fiscal year (%)     ($/Share)        date       5% ($) (f)  10% ($) (g)   present value $
------------------------ -------------- ----------------- --------------- ------------  ----------- ----------- ------------------
Jui-Kung Wang (2)            25,000           5.4%            $.54          05/18/11         8,490     21,516            ___
Chief Executive Officer

Dr. Sueling Wang (3)        100,000          21.5%            $.54          05/18/11         33,960    86,062            ___
President

Morris E. Van Asperen
Executive Vice
President, Chief
Financial Officer           100,000           21.5%           $.54          05/18/11         33,960    86,062            ___
& Secretary

Patrick J. Wilson           100,000           21.5%           $.77          04/01/13         48,425   122,718            ___
Senior Vice President

OPTION EXERCISES AND YEAR-END VALUE TABLE

None of the Named Executive Officers exercised stock options during 2004. The following table sets forth certain information regarding unexercised options held at year-end by each of the Named Executive Officers.


   AGGREGATED OPTION EXERCISES IN 2004 AND OPTION VALUES AT DECEMBER 31, 2004

                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED
                                   SHARES                                 OPTIONS
                                  ACQUIRED        VALUE        ------------------------------
NAME                            ON EXERCISE     REALIZED        EXERCISABLE     UNEXERCISABLE
-------------------------      -------------  -------------    -------------    -------------
Jui-Kung Wang                        0               0              22,500          27,500

Sueling Wang                         0               0             350,000          50,000

Morris E. Van Asperen                0               0             350,000          50,000

Patrick J. Wilson                    0               0              25,000          75,000


Based on the closing price of our common stock of $0.52 on December 31, 2004, no unexercised options were in the money for the Named Executive Officers.

EMPLOYMENT AGREEMENTS

On June 28 and August 1, 2000, Color Imaging entered into employment agreements with its President and Executive Vice President. Each of the employment agreements has a 5-year term. Color Imaging is obligated to pay the President an annual salary of $150,000 with a guaranteed increase of 5% per annum over the term of the agreement. Color Imaging is obligated to pay the Executive Vice President an annual salary of $144,000 with a guaranteed increase of 5% over the term of his agreement. Each employee may terminate the agreement upon 6 months notice to Color Imaging. Color Imaging may terminate each employee upon 6 months notice by Color Imaging; provided, however, that Color Imaging is obligated to pay to the employee his annual base salary, commissions or bonuses earned, and benefits for a period of 12 months after the date of such notice.

Each of the officers voluntarily waived the annual increases to their salaries that would have otherwise been payable upon the second anniversary of their respective contracts. The President and Executive Vice President voluntarily agreed to accept reduced annual increases upon the third anniversary of their respective agreements in the amount of 2.5%. On July 14, 2003, the Executive Vice President's employment agreement was modified, giving him the additional duties of marketing and sales, provide for commissions, a reduced base salary of $78,000 per annum and deleting the provision providing for a minimum 5% annual salary increase. On October 1, 2003, the Executive Vice President's employment agreement was again amended to return his base salary to its former level of $151,200 and his commission program on certain sales of Color Imaging was modified. On April 19, 2004, the Executive Vice President's employment agreement was again amended, reducing his base salary to $120,000 and providing for a commission or certain sales of Color Imaging.

The employment agreements with the above named officers also commits Color Imaging to purchasing, for their benefit, certain life insurance plans. Color Imaging pays the premiums and is the collateral assignee of four split dollar life insurance policies owned by the President. Pursuant to the policies, Color Imaging will, upon his death or earlier liquidation of each such policy, be entitled to the refund of all premium payments made by Color Imaging on the policies, and the balance of the proceeds will be paid to the President's designated beneficiaries. During 2003 the President repaid the loan due Color Imaging in connection with the split dollar life insurance policies, Color Imaging then released its collateral assignment of the policies and is no longer required to pay any premiums in connection with the four policies. The split dollar life insurance premiums paid by Color Imaging during 2004, 2003 and 2002 were $0, $660, $15,773, respectively. The amount due from its President in connection with these life insurance policies at the years ended December 31, 2004, 2003 and 2002 was $0, $0 and $134,877, respectively. Color Imaging paid or reimbursed the Executive Vice President for such supplemental life insurance plans $0, $5,525 and $6,446 during 2004, 2003 and 2002, respectively. On July 14, 2003, the Executive Vice President's employment agreement was amended to delete the provision requiring Color Imaging to pay or reimburse premiums in connection with his supplemental life insurance policy.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The entire board of directors of the Company serves as the Compensation Committee of the Company. Directors Jui-Hung Wang, Jui-Kung Wang, Jui-Chi Wang, are owners in and Chairman, Auditor and President, respectively, of General Plastic Industrial Co., LTD (GPI), a Taiwanese manufacturer of all in one and injection molded cartridges and accessories for copiers and laser printers. For the twelve months ended December 31, 2004, 2003 and 2002 we purchased $4,028,303, $2,091,785 and $2,148,279, respectively, of all in one and injected molded products from GPI.

On March 6, 2003, Color Imaging received from Chi Fu Investment Co Ltd $6,075,000 of subscription proceeds for the public sale of 4,500,000 of our common shares at a price of $1.35 per share in our offering on Form SB-2 filed with the Securities and Exchange Commission. Chi Fu Investment Co Ltd is a wholly owned subsidiary of our affiliate General Plastic Industrial Co., Ltd, and as of December 31, 2004 our directors Jui-Hung Wang, Jui-Chi Wang and Jui-Kung Wang each own 8.03%, 8.39% and 1.84%, respectively, of General Plastic Industrial Co., Ltd.

On June 1, 2003, Color Imaging entered into a Marketing and Licensing Agreement (refer to Exhibit 10.14 filed with Form 10-Q on October 28, 2003) with its affiliate General Plastic Industrial Co Ltd. Per the Marketing and Licensing
Agreement General Plastic Industrial Co Ltd agrees to indemnify and hold harmless Color Imaging for any costs and expense arising from any defective licensed product, and/or any recalled licensed product including litigation arising therefrom. In addition, General Plastic Industrial Co Ltd agrees to credit Color Imaging for product cost, shipping and related expenses arising from any defective licensed product, and/or any recalled licensed product. On November 15, 2004 the Marketing and License Agreement was amended and replaced in its entirety effective April 1, 2004. The amended agreement is filed herewith as Exhibit 10.12. For the periods ended December 31, 2004, 2003 and 2002, the Company paid its affiliate royalties under the Marketing and Licensing Agreement of $86,073, $0 and $0, respectively.

COMPENSATION OF DIRECTORS

Directors who are employees of Color Imaging receive no separate compensation for their service as directors. Our non-employee directors are each granted by the board of directors nonqualified options to acquire 25,000 shares of our common stock at the then market price per common share, effective upon his or her election or appointment to the board of directors. The non-employee director options vest over 5 years, beginning with the first anniversary date of his or her appointment to the board, and expire 3 years from their respective date of vesting. Also, non-employee directors receive $1,000 for each meeting of the board of directors physically attended and $500 for meetings conducted by teleconference or unanimous written consent. Directors who are members of the Audit Committee receive $500 for each meeting of the Audit Committee and beginning in 2005 will be paid $1,000 for each meeting of the Audit Committee. Non-employee directors are also reimbursed for travel expenses for attending Board and committee meetings. Color Imaging has no consulting contracts or other arrangements between it and non-employee directors in return for their services on the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to Color Imaging with respect to the beneficial ownership of Color Imaging's common stock as of February 18, 2005 by:

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

                                                                PERCENTAGE OF
NAME OF BENEFICIAL OWNER                  NO. OF SHARES          OWNERSHIP(1)
----------------------------------     -------------------    ------------------
Sueling Wang (2)                            2,056,551                 15.8%
Morris E. Van Asperen (3)                     480,906                  3.7%
Jui-Chi Wang (4)(5)                         5,226,950                 40.2%
Jui-Hung Wang (5)(6)                        5,226,678                 40.2%
Jui-Kung Wang (5)(7)                        4,838,709                 37.2%
Patrick J. Wilson (8)                          32,000                    *%
Yi-Jen Wang                                    35,000                    *%
Richard S. Eiswirth (9)                         5,000                    *%
Chi Fu Investment Co Ltd  (5)               4,500,000                 35.3%
General Plastic Industrial Co., Ltd (5)     4,500,000                 35.3%
Executive officers and directors
   as a group (8 persons) (10)              8,829,794                 65.5%
----------------
* Less than 1%

(1) Percentage of ownership is calculated as required by Commission Rule 13d-3(d)(1). The table above includes the number of shares underlying options and warrants which are exercisable within 60 days after the date of this report.
(2) Includes: (a) 600,000 shares owned by Sueling Wang's four children, (b) 141,204 shares owned by Yik-Li Sih, Sueling Wang's wife, in which Dr. Wang may be deemed to have pecuniary interest. Dr. Wang disclaims beneficial ownership of such 741,204 shares. Also includes 350,000 shares subject to options that are currently exercisable.
(3)  Includes 350,000 shares subject to options that are currently exercisable.
(4)  Includes 32,500 shares subject to options that are currently exercisable.
(5) Includes 4,500,000 shares held by Chi Fu Investment Co Ltd ("CFI"). CFI is a wholly owned subsidiary of General Plastic Industrial Co., Ltd ("GPI"). Jui-Hung Wang, Jui-Chi Wang and Jui-Kung Wang, owns 8.03%, 8.39% and 1.84%, respectively, of the outstanding common stock of GPI as of December 31, 2004. Each of Messrs. Wang disclaims beneficial ownership of the shares held by CFI except to the extent of his pecuniary interest.
(6)  Includes 27,500 shares subject to options that are currently exercisable.
(7)  Includes 22,500 shares subject to options that are currently exercisable.
(8)  Includes 20,000 shares subject to options that are currently exercisable.
(9)  Includes 5,000 shares subject to options that are currently exercisable.
(10) Includes 782,500 shares subject to options that are exercisable within 60 days after the date of this prospectus.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors, Jui-Hung Wang, Jui-Kung Wang, Sueling Wang and Jui-Chi Wang, own Kings Brothers, LLC, the landlord from whom the Company leases its Norcross, Georgia, plant. The real property lease agreement between the Company and Kings Brothers, LLC, was entered into on April 1, 1999, and was amended on February 5, 2003, extending the expiration date from March 31, 2009 to March 31, 2013 (the Related Party - see Note 8). The rental payments for 2004, 2003 and 2002 were $544,728, $531,444 and $518,484, respectively.

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

On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and Kings Brothers LLC. The 3.07%, inclusive of the 1% letter of credit fee annually, revenue bonds as of December 31, 2004, are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured by all the assets of the Company and by real property owned by Kings Brothers LLC. Two related financial institutions hold the bonds along with the line of credit and term loan.

A loan agreement between the Authority and the Company and Kings Brothers LLC allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to purchase and install certain manufacturing equipment, while $974,128 was used by Kings Brothers LLC to pay down the mortgage on the real property leased to the Company. The Company and Kings Brothers LLC are jointly obligated to repay any outstanding debt. Under the Joint Debtor Agreement of June 28, 2000, between the Company and Kings Brothers LLC, each has agreed to be responsible to the other for their share of the bond obligations and that any party causing an act of default shall be responsible for 100% of the bond obligations. The amount for which Kings Brothers LLC is responsible to the Company is reflected in current and other assets of the Company. Kings Brothers LLC amounts owed to the Authority are secured by a lien on the real property leased by the Company and by personal guarantee of the managing member of Kings Brothers LLC. At this time, the Company believes that the Kings Brothers LLC portion of the bond is fully collectible. As of December 31, 2004, the bond principal outstanding was $2,725,000 and the portion due from Kings Brothers LLC was $647,428.

Directors Jui-Hung Wang, Jui-Kung Wang, Jui-Chi Wang, are owners in and Chairman, Auditor and President, respectively, of General Plastic Industrial Co., LTD (GPI), a Taiwanese manufacturer of injection molded cartridges and accessories for copiers and laser printers. For the twelve months ended December 31, 2004, 2003 and 2002 we purchased $4,028,303, $2,091,785 and $2,148,279, respectively, of injected molded products from GPI.

On March 14, 2002, the Company borrowed $500,000 from director, Sueling Wang, on an unsecured basis. The interest rate on the loan was 12% per annum, matured on March 14, 2003 and is evidenced in writing. On September 2, 2002, the note was modified to extend the term to March 1, 2005, provide for a $100,000 principal payment, decreased the interest rate to 6% per annum, provided for interest only payments through February 28, 2003, and 24 monthly payments of principal and interest beginning on April 1, 2003, in the amount of $17,735.67. The Company borrowed the $500,000 to meet a supplier commitment for product. Interest paid Sueling Wang on the note for the years ended December 31, 2004, 2003 and 2002 was $3,607, $14,641 and $36,296, respectively. As of December 31, 2004, 2003 and
2002,   the   principal   outstanding   was  $15,000,   $105,000  and  $400,000,
respectively.

On August 21, 2002, the Company borrowed $100,000 from director, Jui-Chi Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to repay $100,000 borrowed from director Sueling Wang on March 14, 2002. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $4,434. As of December 31, 2004, 2003 and 2002, the interest accrued and paid on the note was $2,203, $ 5,115 and $2,170, respectively. As of December 31, 2004, 2003 and 2002 the outstanding principal balance on the note was $8,803, $59,806 and $100,000, respectively.

On August 21 and September 2, 2002, the Company borrowed $200,000 and $300,000, respectively, from director, Jui-Hung Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matures on March 1, 2005 and is evidenced in writing. The Company borrowed this amount in order to make a principal payment due on its industrial development bond in the approximate amount of $255,000, for the acquisition of capital equipment in the approximate of $125,000 and for general corporate purposes. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $22,169.60. As of December 31, 2004, 2003 and 2002, interest accrued and paid on the note was $11,017, $ 25,577 and $10,259, respectively. As of December 31, 2004, 2003 and 2002, the principal outstanding was $44,013, $299,032 and $500,000, respectively.

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

On March 6, 2003, the Company received from Chi Fu Investment Co Ltd $6,075,000 of subscription proceeds for the public sale of 4,500,000 of its common shares at a price of $1.35 per share in its offering on Form SB-2 filed with the Securities and Exchange Commission. Chi Fu Investment Co Ltd is a wholly owned subsidiary of the Company's affiliate, General Plastic Industrial Co., Ltd, and as of December 31, 2004, Company directors Jui-Hung Wang, Jui-Chi Wang and
Jui-Kung Wang each owned 8.03%, 8.39% and 1.84%, respectively, of General Plastic Industrial Co., Ltd.

On June 1, 2003, Color Imaging entered into a Marketing and Licensing Agreement (refer to Exhibit 10.14 filed with Form 10-Q on October 28, 2003) with its affiliate General Plastic Industrial Co Ltd, which was amended and restated on November 15, 2004, effective April 1, 2004 and is filed herewith. Per the Marketing and Licensing Agreement General Plastic Industrial Co Ltd agrees to indemnify and hold harmless Color Imaging for any costs and expense arising from any defective licensed product, and/or any recalled licensed product including litigation arising therefrom. Further General Plastic Industrial Co Ltd agrees to credit Color Imaging for product cost, shipping and related expenses arising from any defective licensed product, and/or any recalled licensed product. For the periods ended December 31, 2004, 2003 and 2002, the Company paid its affiliate royalties under the Marketing and Licensing Agreement of $86,073, $0 and $0, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS IN FISCAL 2004 AND 2003

During fiscal 2004 and 2003 the Company incurred the following fees for services performed by Lazar Levine & Felix LLP:


                                    Fiscal 2004             Fiscal 2003
                                  -----------------      -----------------
        Audit Fees                  $      83,339           $      78,671
        Audit Related Fees                      0                       0
        Tax Fees(1)                        14,775                  15,000
        All Other Fees(2)                     500                   4,895


(1) The aggregate fees for all professional services related to tax compliance and the preparation and filing of Federal and state income tax returns.

(2) Other services included in fees in connection with the review of Color Imaging's Registration Statement filings on Form S-8 and Form SB-2 and the consent to the inclusion of Color Imaging's financial statements contained therein.

The Company's audit committee approved all of the services described above. The audit committee has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors' independence.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

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

The fees for professional services other than Audit Fees, in aggregate, for 2004 and 2003, approved by the Committee, were approximately $15,275 and $19,895, respectively. All of the hours expended on the principal accountant's engagement to audit the financial statements of Color Imaging for the year 2004 and 2003 were attributable to work performed by full-time, permanent employees of the principal accountant.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The consolidated financial statements required by this item are set forth on the pages indicated at Item 8.

(2) Financial Statement Schedule for the years ended December 31, 2004, 2003 and 2002:

Schedule II - Valuation and Qualifying Accounts is set forth below.

                                  FOR THE YEARS ENDED  DECEMBER 31,  2004,  2003 and 2002
-----------------------------------------------------------------------------------------------------------
                                  For the Year     Balance at     Charged
                                     Ended         Beginning     (credited)                    Balance at
                                  December 31,      of Year      to Expense      Write-offs    End of Year
                                  -------------  -------------  -------------  -------------  -------------
1. ALLOWANCE FOR
   DOUBTFUL ACCOUNTS
                                       2004        $   67,839    $   35,000     $    9,638     $   93,201
                                       2003            64,178        45,000         41,339         67,839
                                       2002            72,911            --          8,733         64,178

2. RESERVE FOR
   OBSOLETE INVENTORY
                                       2004        $   98,089    $  280,000     $  296,472     $   81,617
                                       2003            34,964       275,000        211,875         98,089
                                       2002            73,830       240,000        278,866         34,964

3. DEFERRED TAX
   VALUATION ALLOWANCE
                                       2004        $  334,800    $  309,750     $       --     $  602,450
                                       2003                --       334,800             --        334,800
                                       2002            53,760       (53,760)            --             --


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)  Exhibits:

Incorporated by reference herein to Item 15(c) below.

(c)  Exhibits:

The following exhibits are filed herewith or incorporated herein by reference:

(a)  EXHIBITS

Exhibit
   No.         Description
--------       -----------
  2.1          Merger Agreement and Plan of  Reorganization  dated May 16, 2000,
               by  and  between  Advatex   Associates,   Inc.,  Logical  Imaging
               Solutions  Acquisition  Corp.,  Color Imaging  Acquisition Corp.,
               Logical  Imaging   Solutions,   Inc.,  and  Color  Image,   Inc.,
               incorporated by reference to the  Registrant's  Form 8-K filed on
               July 17, 2000.
  2.2          Amendment   No.   1  to  the   Merger   Agreement   and  Plan  of
               Reorganization dated June 15, 2000,  incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.
  2.3          Amendment   No.   2  to  the   Merger   Agreement   and  Plan  of
               Reorganization dated June 26, 2000,  incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.
  2.4(1)       Share Exchange  Agreement  dated as of September 11, 2002 between
               Color Imaging,  Inc.,  Logical Imaging  Solutions,  Inc., Digital
               Color Print,  Inc., and the  shareholders of Digital Color Print,
               Inc.,   incorporated   by   reference   to  Exhibit  2.1  to  the
               Registrant's Form 8-K filed September 26, 2002.

 Exhibit
    No.        Description
----------     --------------
   2.5         Amendment No. 1 to Share Exchange Agreement dated as of September
               20, 2002 between Color Imaging,  Inc., Logical Imaging Solutions,
               Inc.,  Digital Color Print, Inc., and the shareholders of Digital
               Color Print,  Inc.,  incorporated  by reference to Exhibit 2.2 to the Registrant's Form 8-K filed September 26, 2002.
   3.1         Certificate  of  Incorporation,   incorporated  by  reference  to
               Exhibit 3.1 to the Registration statement on Form SB-2 filed July
               15, 2002.
   3.2         Bylaws, incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2002.
   4.1         Stock  Purchase  Agreement  between  the  Company and Wall Street
               Consulting  Corp.   dated  October  30,  2001,   incorporated  by
               reference  to Exhibit 4.1 to the  Registration  statement on Form
               SB-2 filed May 31, 2002.
   4.2         Promissory Note of Wall Street Consulting Corp. dated October 30,
               2001,   incorporated   by   reference   to  Exhibit  4.2  to  the
               Registration statement on Form SB-2 filed May 31, 2002.
   4.3         Form of Warrant issued to Selling  Stockholders,  incorporated by reference  to Exhibit 4.3 to the  Registration  statement on Form
               SB-2 filed November 28, 2001.
   4.4         Development  Authority  of Gwinnett  County,  Georgia  Industrial
               Development  Trust Indenture dated June 1, 1999,  incorporated by reference to Exhibit 4.27 to the  Registration  statement on Form
               SB-2 filed May 31, 2002.
   4.5         Loan  Agreement  between the Company,  Kings Brothers LLC and the
               Development  Authority of Gwinnett County,  Georgia dated June 1,
               1999,   incorporated   by   reference  to  Exhibit  4.28  to  the
               Registration statement on Form SB-2 filed May 31, 2002.
   4.6         Joint  Debtor  Agreement  dated June 28,  2000 by and among Color
               Image, Inc., Kings Brothers, LLC, Dr. Sueling Wang, Jui-Chi Wang,
               Jui-Kung Wang, and Jui-Hung  Wang,  incorporated  by reference to
               Exhibit  4.28 to the  Registration  statement  on Form SB-2 filed
               February 11, 2002.
   4.7         First  Amendment to Joint Debtor  Agreement dated January 1, 2001 by and among Color  Imaging,  Kings  Brothers,  LLC, Dr.  Sueling
               Wang,   Jui-Chi  Wang,   Jui-Kung   Wang,   and  Jui-Hung   Wang,
               incorporated  by reference  to Exhibit  4.29 to the  Registration statement on Form SB-2 filed February 11, 2002.
   4.8         $500,000  Promissory  Note between Color Imaging and Sueling Wang dated March 14, 2002,  incorporated  by reference to Exhibit 4.34 to the Registration statement on Form SB-2 filed April 11, 2002.
   4.9         $500,000  Promissory Note between Color Imaging and Jui Hung Wang dated August 21, 2002,  incorporated by reference to Exhibit 4.50 to the Registration statement on Form SB-2 filed October 2, 2002.
   4.10        $100,000  Promissory  Note between Color Imaging and Jui Chi Wang dated August 21, 2002,  incorporated by reference to Exhibit 4.51 to the Registration statement on Form SB-2 filed October 2, 2002.
   4.11        First Note Modification  Agreement between Sueling Wang and Color
               Imaging  dated  August 27,  2002,  incorporated  by  reference to
               Exhibit  4.52 to the  Registration  statement  on Form SB-2 filed
               October 2, 2002.
   4.12        Amended and restated  $1,500,000  revolving  note  between  Color
               Imaging and SouthTrust Bank dated June 16, 2003,  incorporated by reference to Exhibit 4.12 to the  Registrant's  Form 10-Q for the
               quarter ended June 30, 2003.
   4.13        Amended and restated  loan and security  agreement  between Color
               Imaging and SouthTrust Bank dated June 16, 2003,  incorporated by reference to Exhibit 4.13 to the  Registrant's  Form 10-Q for the
               quarter  ended June 30, 2003.
   4.14        Amendment to Loan Documents  between Color Imaging and SouthTrust
               Bank dated June 29,  2004,  incorporated  by reference to Exhibit
               4.14 to the Registrant's Form 10-Q for the quarter ended June 30,
               2004.
    10.1*      Employment  Agreement  between Color Imaging and Dr. Sueling Wang dated June 28, 2000, incorporated by reference to Exhibit 10.2 to the Registration statement on Form SB-2 filed November 28, 2001.
    10.2*      Employment  Agreement  between  the  Company  and  Morris  E. Van
               Asperen dated June 28, 2000, incorporated by reference to Exhibit
               10.3 to the  Registration  statement on Form SB-2 filed  November
               28, 2001.
    10.3*      Employment  Agreement amendment between the Company and Morris E.
               Van Asperen  dated July 14,  2003,  incorporated  by reference to
               Exhibit 10.3 to the Registrant's  Form 10-Q for the quarter ended
               June 30, 2003.
    10.4*      Employment  Agreement amendment between the Company and Morris E.
               Van Asperen  dated April 23, 2004,  incorporated  by reference to
               Exhibit 10.2 to the Registrant's  Form 10-Q for the quarter ended
               March 31, 2004.
    10.5*      Second Amendment to the Employment  Agreement between the Company and Morris E. Van Asperen dated October 31, 2003  incorporated by reference to Exhibit 10.2 to the  Registrant's  Form 10-Q for the
               quarter ended June 30, 2004.
    10.6       Lease  Agreement  between  Color  Imaging and Kings  Brothers LLC dated April 1, 1999, incorporated by reference to Exhibit 10.5 to the Registration statement on Form SB-2 filed November 28, 2001.
    10.7       Amendment No. 1 to Lease Agreement  between the Company and Kings
               Brothers  LLC dated April 1, 1999,  incorporated  by reference to
               Exhibit10.6  to the  Registration  statement  on Form SB-2  filed
               November 28,  2001.  Imaging and  SouthTrust  Bank dated June 16,
               2003,   incorporated   by   reference  to  Exhibit  4.12  to  the
               Registrant's Form 10-Q for the quarter ended June 30, 2003.
    10.8       Commercial Lease Agreement  Amendment  between Kings Brothers LLC and Color Imaging, Inc. dated February 5, 2003, incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 2002.
    10.9       Purchase and Sale and Release Agreement between Michael Edson and
               Color Imaging, Inc. dated February 27, 2003, incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 2002.
    10.10      Purchase and Sale and Release  Agreement  between Stephen Chromik and Color Imaging, Inc. dated February 27, 2003, incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2002.
    10.11      Form of Indemnification  Agreement,  incorporated by reference to the post  effective  Amendment  No. 1 to Form SB-2 filed April 1,
               2003.

Exhibit
   No.         Description
--------       -----------

    10.12*     Stock Incentive Plan, incorporated by reference to Annex 1 to the
               Registrant's  Definitive Proxy Statement on Schedule 14A filed on
               May 5, 2003.
    10.13+     Marketing  and  Licensing   Agreement   between  General  Plastic
               Industrial  Co Ltd and Color  Imaging,  Inc.  dated as of June 1,
               2003 , and amended and restated on November  15, 2004,  effective as of April 1, 2004.
    10.14*     Employment  Agreement  between  the Company and Patrick J. Wilson dated April 1, 2004, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2004.
    14.1       Code of Ethics for Certain  Financial  Officers of Color Imaging,
               Inc.  dated  December  29,  2003,  incorporated  by  reference to
               Exhibit  14.1 to the  Registrant's  Form 10-K for the year  ended
               December 31, 2003.
    23.1+      Consent of Lazar Levine & Felix LLP
    31.1+      Chief executive officer's  certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2+      Chief financial officer's  certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1+      Chief executive officer's  certification  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2+      Chief financial officer's  certification  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------
+ Filed herewith.
* Management contract or compensatory arrangement or plan.
(1) Pursuant to Rule 601(b)(2), the schedules and exhibits to this Agreement shall not be filed. A list of the schedules and exhibits is contained on the last page of the Agreement. The Registrant agrees to furnish supplementally a copy of any of the omitted schedules and exhibits to the Securities and xchange Commission upon request.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COLOR IMAGING, INC.
                                 ("Registrant")


Dated: February 22, 2004                By:  /s/ Jui-Kung Wang
                                            ------------------------------------
                                            Jui-Kung Wang
                                            Chief Executive Officer and
                                            Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



       SIGNATURE                       TITLE                               DATE

/s/ Jui-Kung Wang             Chief Executive Officer and            February 22, 2004
---------------------------   Chairman (principal executive
Jui-Kung Wang                 officer)


/s/ Sueling Wang              President and Vice Chairman            February 22, 2004
---------------------------
Sueling Wang


/s/ Morris E. Van Asperen     Executive Vice President, Chief        February 22, 2004
---------------------------   Financial Officer and Secretary
Morris E. Van Asperen         (principal financial and accounting
                              Officer)

/s/ Jui-Hung Wang             Director                               February 22, 2004
---------------------------
Jui-Hung Wang


/s/ Jui-Chi Wang              Director                               February 22, 2004
---------------------------
Jui-Chi Wang


/s/ Yi-Jen Wang               Director                               February 22, 2004
---------------------------
Yi-Jen Wang


/s/ Richard S. Eiswirth       Director                               February 22, 2004
---------------------------
Richard S. Eiswirth