Form 10-K/A
period 2004-12-31
COLOR IMAGING INC
filed 2005-04-08
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                Amendment No. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

     Note: This Amendment No. 1 on Form 10-K/A is filed for the purpose of clarifying the disclosure contained at Item 9A of the Annual Report for the year ending December 31, 2004 filed on February 22, 2005 (the "Original Filing"), concerning the conclusions of the Company's Chief Executive Officer and its Chief Financial Officer that the Company's disclosure control and procedures are effective at the reasonable assurance level as more particularly described below in this Amendment No. 1. In addition the Risk Factor, "Due to inherent limitations, our system of disclosure and internal controls and procedures may not be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate management," at page 15 in Part I, has been revised to reflect the changes in Item 9A. Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.



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

                                     PART IV

ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.............................54

          SIGNATURES..........................................................57

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

DUE TO INHERENT LIMITATIONS, OUR SYSTEM OF DISCLOSURE AND INTERNAL CONTROLS AND PROCEDURES MAY NOT BE SUCCESSFUL IN PREVENTING ALL ERRORS OR FRAUD, OR IN MAKING ALL MATERIAL INFORMATION KNOWN IN A TIMELY MANNER TO THE APPROPRIATE MANAGEMENT.

Though we have concluded with reasonable assurance that our books, records and accounts are kept in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, receipts and expenditures and access to assets is permitted in accordance with authorizations of management and directors of the Company, we do not have internal auditors and we depend on a small staff with which it is sometimes difficult to segregate certain duties or to document our practices in policies and procedures. Further, notwithstanding management's conclusions, the effectiveness of a system of disclosure and internal controls and procedures is subject to certain inherent limitations, including cost and staffing limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls and fraud. Due to such inherent limitations, the Company's system of disclosure or internal controls and procedures may not be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate management. In addition, we have not completed our policy and procedure documentation and testing of internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

The Company's management does not expect that its disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls may not detect all control issues and instances of fraud, if any, within the Company. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. The design may not succeed in achieving its stated goals under all potential future conditions. The Company has, however, designed its disclosure controls and procedures to provide, and believes that such controls and procedures do provide, reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure in this paragraph about inherent limitations of control systems does not modify the conclusions set forth in the next paragraph of the Company's Chief Executive Officer and its Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures.

As of the end of the period covered by this report, December 31, 2004, we carried out an evaluation, under the supervision and with the participation of Color Imaging's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Color Imaging's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed on our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES AND ITNERNAL CONTROL OVER FINANCIAL REPORTING

Although we concluded that our disclosures controls and procedures were effective at the end of fiscal 2004 and in each interim period of fiscal 2004, we recognized that further improvements could be made with regard to purchasing and receiving. During 2004 the improvements made to our internal control over financial reporting included: the updating of our policies for disclosure controls and financial reporting and the commencement of the updating of the procedures and tests to be implemented during 2005 in compliance with SOX 404. While management believes that these improvements were important to enhance the Company's ability to comply with its disclosure obligations, management concluded that the Company's system of disclosure controls and procedures was effective at the reasonable assurance level both prior to and after the changes. The Company is not aware of any significant deficiencies or material weaknesses in its internal control during 2004. The Company did not make any material changes in its internal control over financial reporting during the fourth quarter of 2004.

ITEM 9B. OTHER INFORMATION

NONE.

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

    10.12*     Stock Incentive Plan, incorporated by reference to Annex 1 to the
               Registrant's  Definitive Proxy Statement on Schedule 14A filed on
               May 5, 2003.
    10.13++    Marketing  and  Licensing   Agreement   between  General  Plastic
               Industrial  Co Ltd and Color  Imaging,  Inc.  dated as of June 1,
               2003 , and amended and restated on November  15, 2004,  effective as of April 1, 2004.
    10.14*     Employment  Agreement  between  the Company and Patrick J. Wilson dated April 1, 2004, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2004.
    14.1       Code of Ethics for Certain  Financial  Officers of Color Imaging,
               Inc.  dated  December  29,  2003,  incorporated  by  reference to
               Exhibit  14.1 to the  Registrant's  Form 10-K for the year  ended
               December 31, 2003.
    23.1+      Consent of Lazar Levine & Felix LLP
    31.1+      Chief executive officer's  certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2+      Chief financial officer's  certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1+      Chief executive officer's  certification  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2+      Chief financial officer's  certification  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------
+  Filed herewith.
++ The indicated  Exhibit was previously filed with Form 10-K for the year ended
   December 31, 2004.
*  Management contract or compensatory arrangement or plan.
(1) Pursuant to Rule 601(b)(2), the schedules and exhibits to this Agreement shall not be filed. A list of the schedules and exhibits is contained on the last page of the Agreement. The Registrant agrees to furnish supplementally a copy of any of the omitted schedules and exhibits to the Securities and xchange Commission upon request.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COLOR IMAGING, INC.
                                 ("Registrant")


Dated: April 8, 2005                   By:  /s/ Jui-Kung Wang
                                            ------------------------------------
                                            Jui-Kung Wang
                                            Chief Executive Officer and
                                            Chairman