Form 10-Q
period 2005-03-31
COLOR IMAGING INC
filed 2005-04-22
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                       For the transition period from to

                        Commission File Number: 0-18450


                              COLOR IMAGING, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     13-3453420
           --------                                     ----------
(State  or  other  jurisdiction  of         (I.R.S. Employer Identification No.)
   incorporation or organization)


4350 PEACHTREE INDUSTRIAL BOULEVARD, SUITE 100
         NORCROSS, GEORGIA 30071                                       30071
 -----------------------------------------------                     ----------
    (Address of principal executive offices)                         (Zip code)


                        (770) 840-1090 FAX (770) 242-3494
                        ---------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No X --

As of April 20, 2005, there were12,690,305 shares of Common Stock outstanding.

                              COLOR IMAGING, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005



                                     INDEX



PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets at March 31, 2005
          (Unaudited) and December 31, 2004(Audited)...........................3
        Condensed Statements of Operations (Unaudited)
          for the Three Months ended March 31, 2005 and 2004...................4
        Condensed Statements of Cash Flows (Unaudited)
          for the Three Months ended March 31, 2005 and 2004...................5
        Notes to Interim Unaudited Condensed Financial Statements..............6

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations...................................10
Item 3. Quantitative  and Qualitative  Disclosures  about  Market  Risks......26
Item 4. Controls  and Procedures ......................................... ...27



PART II: OTHER INFORMATION

Item 1. Legal Proceedings  ...................................................28
Item 2. Unregistered sales of equity securities
          and use of proceeds.................................................28
Item 3. Defaults Upon  Senior Securities......................................30
Item 4. Submission of Matters to a Vote of Security Holders...................30
Item 5. Other information ....................................................30
Item 6. Exhibits..............................................................31
Signatures....................................................................33
Exhibits

                         PART I: FINANCIAL INFORMATION

ITEM 1 -FINANCIAL STATEMENTS

                              COLOR IMAGING, INC.
                            CONDENSED BALANCE SHEETS

                                                                               31-Mar-05                31-Dec-04
                                                                              (Unaudited)               (Audited)
                                                                           ---------------           ---------------
                                 - ASSETS -
CURRENT ASSETS:
        Cash                                                                $  1,918,745              $  2,044,989
        Accounts receivable - net of allowance for doubtful accounts
          of $93,965 and $93,201 for 2005 and 2004, respectively               2,780,078                 2,412,354
        Inventories                                                            5,331,472                 4,854,939
        Related party portion of IDR bond - current                                   --                    92,664
        Other current assets                                                     106,427                   106,618
                                                                           ---------------           ---------------
                            TOTAL CURRENT ASSETS                              10,136,722                 9,511,564
                                                                           ---------------           ---------------

PROPERTY, PLANT AND EQUIPMENT - NET                                            6,645,942                 6,601,832
                                                                           ---------------           ---------------
OTHER ASSETS:
       Related party portion of IDR bond                                              --                   554,764
       Deferred expense re: potential transactions                                33,936                       --
       Other assets                                                               23,871                    27,864
                                                                           ---------------           ---------------
                                                                                  57,807                   582,628
                                                                           ---------------           ---------------
                                                                            $ 16,840,471              $ 16,696,024
                                                                           ===============           ===============
                     - LIABILITIES & STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
       Revolving credit lines                                               $         --              $         --
       Accounts payable                                                        2,145,547                 1,625,282
       Current portion of notes payable                                            6,192                     6,071
       Current portion of notes payable - related parties                             --                    67,816
       Current portion of bonds payable                                               --                   390,000
       Other current liabilities                                                  28,130                     7,500
                                                                           ---------------           ---------------
                            TOTAL CURRENT LIABILITIES                          2,179,869                 2,096,669
                                                                           ---------------           ---------------
LONG TERM LIABILITIES:
       Notes payable                                                               3,844                     5,438
       Bonds payable                                                           2,075,000                 2,335,000
       Deferred tax liability                                                    704,250                   602,450
                                                                           ---------------           ---------------

                           TOTAL LONG TERM LIABILITIES                         2,783,094                 2,942,888
                                                                           ---------------           ---------------

TOTAL LIABILITIES                                                              4,962,963                 5,039,557
                                                                           ---------------           ---------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Common stock, $.01 par value, authorized 20,000,000 shares;
         12,690,305 shares issued and outstanding at 2005 and 2004               126,903                   126,903
       Additional paid-in capital                                             12,681,472                12,681,472
       Accumulated deficit                                                      (930,867)               (1,151,908)
                                                                           ---------------           ---------------
                                                                              11,877,508                11,656,467
                                                                           ---------------           ---------------
                                                                            $ 16,840,471              $ 16,696,024
                                                                           ===============           ===============



See notes to consolidated financial statements.

                              COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                    THREE MONTHS ENDED MARCH 31,
                                                  -------------------------------
                                                      2005               2004
                                                  ------------      -------------
SALES                                             $ 5,628,987       $ 5,601,217
C0ST OF SALES                                       3,832,067         4,195,184
                                                  ------------      -------------
GROSS PROFIT                                        1,796,920         1,406,033
                                                  ------------      -------------
OPERATING EXPENSES
    Administrative                                     436,605           396,668
    Research & development                             293,897           310,176
    Sales & marketing                                  761,248           598,084
                                                   ------------      ------------
                                                     1,491,750         1,304,928
                                                   ------------      ------------
INCOME FROM OPERATIONS                                 305,170           101,105
                                                   ------------      ------------

OTHER INCOME  (EXPENSE)
    Other income                                        41,848            93,580
    Financing expenses                                 (24,177)          (23,955)
                                                   ------------      ------------
                                                        17,671            69,625
                                                   ------------      ------------

INCOME BEFORE PROVISION FOR INCOME TAXES               322,841           170,730
PROVISION FOR INCOME TAXES                             101,800            68,200
                                                   ------------      ------------
NET INCOME                                         $   221,041       $   102,530
                                                   ============      ============

     INCOME PER COMMON SHARE
        Basic                                      $       .02       $       .01
        Diluted                                    $       .02       $       .01
                                                   ============      ============

     WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                                        12,690,305        12,730,505
       Assumed conversion                                2,128            17,857
                                                   ------------      ------------
       Diluted                                      12,692,433        12,748,362
                                                  ============       ============


See accompanying notes

                              COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                2005            2004
                                                            ------------    ------------
Cash flows from operating activities:
  Net income                                                $   221,041     $   102,530
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                           152,552         148,404
        Deferred income taxes                                   121,800          66,950
    Decrease (increase) in:
        Accounts receivable and other receivables              (367,724)       (469,617)
        Inventories                                            (476,533)        (32,343)
        Prepaid expenses and other assets                       651,612         305,320
    Increase (decrease) in:
        Accounts payable and accrued liabilities                540,895        (527,299)
                                                            ------------    ------------
        Net cash provided by (used in) operations               823,643        (406,055)
                                                            ------------    ------------

Cash flows (used in) investing activities:
     Capital expenditures                                      (196,662)       (125,338)
     Other asset re: potential transaction                      (10,364)             --
                                                            ------------    ------------
        Net cash (used in) investing activities                (207,026)       (125,338)
                                                            ------------    ------------
Cash flows from financing activities:
  Repurchase of common shares and warrants                           --         (13,105)
  Net (payments) under related party borrowings                 (67,816)        (97,315)
  Net (payments) under IDR Bond                                (650,000)             --
  Principal payments of long-term debt                           (1,473)         (1,361)
  Deferred costs re: potential transaction                      (23,572)             --

                                                            ------------    ------------
        Net cash (used in) financing activities                (742,861)       (111,781)
                                                            ------------    ------------
        Net (decrease) in cash                                 (126,244)       (643,174)

Cash at beginning of year                                     2,044,989       2,213,830
                                                            ------------    ------------
Cash at end of period                                       $ 1,918,745     $ 1,570,656
                                                            ============    ============

Supplemental disclosure of cash flow Information:

         Cash paid during the period for:
         Interest and financing expense                     $    20,633     $    20,411
                                                            ============    ============
         Income taxes                                       $         0     $         0
                                                            ============    ============


See accompanying notes

                               COLOR IMAGING, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005

NOTE 2. COMMON STOCK AND EQUIVALENTS

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

During the three months ended March 31, 2005 and 2004, the Company did not grant any options to employees and on March 31, 2005 options granted to an employee to purchase 10,000 shares of the Company's common stock at an exercise price of $.54 per share lapsed. The fair value of option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the average vesting period of the options.

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

                                                   THREE MONTHS MARCH 31,
                                                ----------------------------
                                                    2005            2004
                                                ------------    ------------
Net income, as reported                         $  251,041       $  102,530
Less: Pro forma stock based
      compensation expense - net of tax             20,846           24,766
                                                ------------    ------------
Pro forma net income                            $  230,195       $   77,764
                                                ============    ============
Basic Earnings per share:
    As reported                                     $ 0.02           $ 0.01
    Pro forma                                       $ 0.02           $ 0.01

Diluted Earnings per share:
    As reported                                     $ 0.02           $ 0.01
    Pro forma                                       $ 0.02           $ 0.01

In computing the number of options exercisable, shares of common stock subject to options or warrants that are currently exercisable or will become exercisable within 60 days of the date of this report are deemed outstanding. The following is a summary of total outstanding and exercisable options and stock warrants at March 31, 2005:


                                          Options and Warrants Outstanding             Options and Warrants Exercisable
                                                               Weighted-Average
Range of Exercise                           Weighted-Average        Remaining                       Weighted-Average
    Prices                     Number       Exercise Price     Contractual Life          Number      Exercise Price
---------------------         ---------     ----------------   -------------------     ---------    ----------------
Options $0.45-$2.75           1,410,000           $1.59             3.29 years         1,037,500          $1.89
Warrants $2.00                  100,000           $2.00             0.28 years           100,000          $2.00
                                            ----------------   -------------------     ---------    ----------------
Options and warrants          1,510,000           $1.62             3.09 years         1,137,500          $1.90
                                            ================                                        ================

NOTE 3. INVENTORIES

Inventories consisted of the following components as of March 31, 2005 and December 31, 2004:



                                   March 31, 2005    December 31, 2004
                                  ----------------   -----------------
Raw materials                       $  1,309,732        $    945,311
Work-in-process                        1,776,835           1,464,875
Finished goods                         2,373,632           2,526,370
Obsolescence allowance                  (128,727)            (81,617)
                                  ----------------   -----------------
     Total                         $   5,331,472        $  4,854,939
                                  ================   =================

NOTE 4. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $1.5 million revolving line of credit, as amended, with an outstanding balance as of March 31, 2005 of $0, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of March 31, 2005, the interest rate was the one-month Libor rate of 2.86% plus 2.50% (5.36%). This revolving line of credit has a June 30, 2005 expiration date.

Under the line of credit, the Company is permitted to borrow up to 75% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $750,000 and not to exceed 50% of the total outstanding). On February 6, 2004, the Bank issued an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of a non-affiliated foreign supplier. The letter of credit has an expiration date of June 30, 2005. On January 5, 2005, the irrevocable standby letter of credit was amended and reduced by $500,000 to $1 million. The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit and the obligations under the letter of credit. The Bank agreement also contains various covenants that the Company is required to maintain, and as of March 31, 2005, the Company was in compliance with these covenants.

NOTE 5. SIGNIFICANT CUSTOMERS

In the three month period ended March 31, 2005, one customer accounted for 16% of net sales. The Company does not have a written or oral contract with this customer. All sales are made through purchase orders. Accounts receivable from this customer at March 31, 2005, was $287,700.

NOTE 6. SIGNIFICANT SUPPLIERS

In the three months ended March 31, 2005, the Company purchased 28% and 23% of its raw materials, components and supplies from two foreign suppliers with the former being an affiliate. On February 6, 2004, the Company's Bank issued on behalf of the Company an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of its largest non-affiliated foreign supplier. On January 5, 2005, the irrevocable standby letter of credit was amended and reduced by $500,000 to $1 million. At March 31, 2005, accounts payable to these suppliers were $653,352 and $438,152, respectively (see also Note 8).

NOTE 7. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region from continuing operations for the three-month periods ended March 31 are as follows:

                                            2005        %         2004        %
                                        ------------  ----    ------------  ----
Sales to Unaffiliated Customers:
United States                           $ 2,632,341    47%    $ 3,182,361    57%
Europe                                    1,900,150    34%      1,222,352    22%
Mexico                                      592,967    10%        808,546    14%
Asia                                        260,450     5%        260,518     5%
All Others                                  243,079     4%        127,440     2%
                                        ------------          ------------
Total                                   $ 5,628,987   100%    $ 5,601,217   100%
                                        ============          ============

NOTE 8. RELATED PARTY TRANSACTIONS:

(A) LEASE:

Directors, Jui-Hung Wang, Jui-Kung Wang, Sueling Wang and Jui-Chi Wang, own Kings Brothers, LLC, the landlord from which the Company leases its Norcross, Georgia, plant. The real property lease agreement between the Company and Kings Brothers, LLC, was entered into on April 1, 1999, and was amended on February 5, 2003, extending the expiration date from March 31, 2009 to March 31, 2013. The rental payments for quarter ended March 31, 2005, were $139,587.

(B) INDUSTRIAL DEVELOPMENT REVENUE BOND

On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and Kings Brothers, LLC. The 2.27% revenue bonds, 3.27% inclusive of the 1% letter of credit fee, as of March 31, 2005, are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured, as amended on April 7, 2003, by specific equipment assets of the Company and by real property owned by Kings Brothers, LLC. The bonds, along with the line of credit and term loan, are held by two related financial institutions.

A loan agreement between the Authority and the Company and Kings Brothers, LLC allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to purchase and install certain manufacturing equipment, while $974,128 was used by Kings Brothers, LLC to pay down the mortgage on the real property leased to the Company. The Company and the Related Party are jointly obligated to repay any outstanding debt. Under the Joint Debtor Agreement of June 28, 2000, between the Company and the Kings Brothers, LLC, each has agreed to be responsible to the other for their share of the bond obligations and that any party causing an act of default shall be responsible for 100% of the bond obligations. The amount for which Kings Brothers, LLC is responsible to the Company is reflected in current and other assets of the Company. On March 8, 2005, Kings Brothers, LLC prepaid the then outstanding principal balance attributable to it in the amount of $647,460, and per the amendment to the Joint Debtor Agreement as of that date between the Company and Kings Brothers the prepayment was first applied to the principal due under the bond in the amount of $390,000 on July 1, 2005. Kings Brothers, LLC amounts owed to the Authority are secured by a lien on the real property leased by the Company and by a personal guarantee, as amended, executed by Director and President of the Company, Sueling Wang. As of March 31, 2005, the bond principal outstanding was $2,075,000 and the portion due from Kings Brothers, LLC was $0.

(C) PURCHASES:

The Company purchased from an affiliate for the three months ended March 31, 2005, $961,012 of all in one imaging cartridges, injection molded cartridges and bottles for copiers and laser printers. Accounts payable to the affiliate at March 31, 2005, was $653,352. See also Note 6.

(D) MARKETING AND LICENSE AGREEMENT:

On June 1, 2003, the Company entered into a Marketing and Licensing Agreement with its foreign affiliate. Per the Marketing and Licensing Agreement the affiliate agrees to indemnify and hold harmless the Company for any costs and expenses arising from any defective licensed product, and/or any recalled licensed product including litigation arising therefrom. Further the affiliate agrees to credit the Company for product cost, shipping and related expenses arising from any defective licensed product, and/or any recalled licensed product. Effective April 1, 2004, the parties agreed to amend the Marketing and Licensing Agreement to reduce the costs of the product to the Company and to include a royalty payment by the Company to the affiliate based on the net profit realized upon the sale of the products, after certain marketing expenses of the Company. Royalty payments for the three months ended March 31, 2005, were $26,558.

(E) NOTES PAYABLE:

On March 14, 2002, the Company borrowed $500,000 from director, Sueling Wang, on an unsecured basis. The interest rate on the loan was 12% per annum, matured on March 14, 2003 and was evidenced in writing. On September 2, 2002, the note was modified to extend the term to March 1, 2005, provide for a $100,000 principal payment, decrease the interest rate to 6% per annum and provide for interest only payments through February 28, 2003 and 24 monthly payments of principal with interest extra beginning on April 1, 2003, in the amount of $7,500. The Company borrowed the $500,000 to meet a supplier commitment for product. Principal and interest paid Sueling Wang on the note for the quarter ended March 31, 2005 was $15,000 and $149, respectively. As of March 31, 2005 the principal outstanding was $0.

On August 21, 2002, the Company borrowed $100,000 from director, Jui-Chi Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matured on March 1, 2005 and was evidenced in writing. The Company borrowed this amount in order to repay $100,000 borrowed from director Sueling Wang on March 14, 2002. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $4,434. Principal and interest paid Jui-Chi Wang on the note for the quarter ended March 31, 2005 was $8,803 and $65, respectively. As of March 31, 2005 the principal outstanding was $0.

On August 21 and September 2, 2002, the Company borrowed $200,000 and $300,000, respectively, from director, Jui-Hung Wang, on an unsecured basis. The loan bears interest at the rate of 6% per annum, matured on March 1, 2005 and was evidenced in writing. The Company borrowed this amount in order to make a principal payment due on its industrial development bond in the approximate amount of $255,000, for the acquisition of capital equipment in the approximate amount of $125,000 and for general corporate purposes. The note is interest only through February 28, 2003, and then is fully amortizing over 24 months with principal and interest payments payable monthly beginning April 1, 2003 in the amount of $22,170. Principal and interest paid Jui-Hung Wang on the note for the quarter ended March 31, 2005 was $44,013 and $326, respectively. As of March 31, 2005 the principal outstanding was $0.

(F) COMMON STOCK

On March 6, 2003, the Company received from Chi Fu Investment Co Ltd $6,075,000 of subscription proceeds for the public sale of 4,500,000 of its common shares at a price of $1.35 per share in its offering on Form SB-2 filed with the Securities and Exchange Commission. Chi Fu Investment Co Ltd is a wholly owned subsidiary of the Company's affiliate, General Plastic Industrial Co., Ltd, and as of March 31, 2005, Company directors Jui-Hung Wang, Jui-Chi Wang and Jui-Kung Wang each owned 8.0%, 8.4% and 1.8%, respectively, of General Plastic Industrial Co., Ltd.

NOTE 9.  SUBSEQUENT EVENT

On April 14, 2005, Company's Board of Directors approved a reverse split of the Company's common stock, with cash payments for fractional shares held by stockholders with less than one whole share, to be followed immediately by a forward split at the same ratio to effect a going private transaction. The Company has had less than 300 stockholders of record since last year, and if the transaction is approved by the Company's stockholders at its next annual meeting and implemented, it would enable the Company to voluntarily terminate the registration of its Common Stock under the Securities Exchange Act of 1934 and go private. The going private transaction is subject to conditions and uncertainties, including stockholder approval, the Board's determination to proceed with the reverse stock split, the conditions of the consent of the Company's lender and the Company's ability to fund the payment for fractional shares. .

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our condensed financial statements and the related notes thereto.

BACKGROUND

Color Imaging, formerly known as Advatex Associates, Inc., was incorporated in Delaware in 1987. On May 16, 2000, Advatex, Logical Acquisition Corp., Color Acquisition Corp., Logical Imaging Solutions, Inc. and Color Image, Inc. entered into a Merger Agreement and Plan of Reorganization pursuant to which on June 28, 2000, Logical Acquisition Corp. merged with and into Logical Imaging Solutions and Color Acquisition Corp. merged with and into Color Image. Pursuant to the Merger Agreement, stockholders of Logical Imaging Solutions and Color Image exchanged their shares for shares of common stock of Advatex. Logical Imaging Solutions stockholders converted their shares into shares of common stock of Advatex at the ratio of 1.84843 shares of common stock of Advatex for each one share of Logical Imaging Solutions. Color Image stockholders converted their shares into shares of common stock of Advatex at the ratio of 15 shares of common stock of Advatex for each one share of Color Image. Following the conversion of shares by Logical Imaging Solutions and Color Image stockholders, stockholders of Logical Imaging Solutions and Color Image owned approximately 85% of the outstanding shares of common stock of Advatex and stockholders of Advatex before the merger owned approximately 15% and Logical Imaging Solutions and Color Image became wholly-owned subsidiaries of Advatex. The purpose of the merger was to combine Color Image's toner and consumable expertise and manufacturing plant with Logical Imaging Solutions' advanced printing system capabilities to offer a wider product range and ensure product supply for Logical Imaging Solutions' Solution Series printing systems. Management also anticipated that the merger with a company that was subject to the Securities Exchange Act of 1934 would also permit the reorganized business to offer shares to other acquisition candidates, in lieu of cash.

On July 7, 2000, pursuant to a vote of our stockholders, we changed our name to Color Imaging, Inc. On December 31, 2000, Color Image, Inc. was merged with and into Color Imaging. On September 11, 2002, we entered into a share exchange agreement with Digital Color Print, Inc. and four of our directors to divest our wholly owned subsidiary, Logical Imaging Solutions, Inc. On September 30, 2002, the share exchange transaction was completed and Color Imaging disposed of its wholly-owned subsidiary, Logical Imaging Solutions, Inc., in a common stock share exchange with Digital Color Print, Inc., which is owned by four former directors for 1.7 million shares of our common stock and warrants to purchase up to 15% of the common stock of Digital Color Print or Logical Imaging Solutions. Since its founding in 1993, Logical Imaging Solutions, Inc.'s development efforts have focused on creating a high-speed digital variable data printing system for commercial printing applications that combines software, hardware and consumable products not only for black text for image printing but also in color. As the result of our disposing of Logical Imaging Solutions, Inc. we no longer offer printing systems to commercial printers nor the support services and consumables related thereto. As a further result of Color Imaging's divestiture of Logical Imaging Solutions, our investments in the furthering of Logical Imaging Solutions' technologies and carrying its operations have ceased. Significantly, since the merger on June 28, 2000, Color Imaging had invested approximately $2.35 million in the operations of Logical Imaging Solutions and the development of its technologies.

COLOR IMAGING, INC.

Since 1989, Color Imaging has developed, manufactured and marketed products used in electronic printing. Color Imaging formulates and manufactures black text and specialty toners, including color and magnetic character recognition toners for numerous digital and analog photocopiers, laser printers and facsimile machines. Color Imaging's toners permit the photocopying and printing of a wide range of user-selected colors and also the full process color printing of cyan, yellow, magenta and black. Magnetic character recognition toners enable the printing of magnetic characters that are required for the high-speed processing of checks and other financial documents. Color Imaging also supplies other consumable products used in electronic printing and photocopying, including toner cartridges, cartridge components and imaging drums.

Color  Imaging  has  continually  expanded  its product  line and  manufacturing capabilities. This expansion has led to the creation and marketing of black text, color, magnetic character recognition and specialty toner formulations, including aftermarket toners and imaging products for printers and facsimile machines manufactured by Brother(TM), Canon(TM), Fuji-Xerox(TM), Hewlett Packard(TM), Lexmark(TM), Kyocera(TM), Minolta(TM), Okidata(TM). Color Imaging also manufactures and/or markets toners for use in Canon(TM), Gestetner(TM), Kyocera/Mita(TM), Konica(TM), Lanier(TM), Minolta(TM), Ricoh(TM), Savin(TM), Sharp(TM), Toshiba(TM), Xerox(TM) copiers. Color Imaging also offers product enhancements, including imaging supplies that enable standard laser printers to print magnetic character recognition data. Color Imaging markets branded products directly to original equipment manufacturers ("OEMs") and its aftermarket products worldwide to distributors and re-manufacturers of laser printer toner cartridges and to distributors and dealers of copier products.

Our strategy for growing revenue and operating profit is to expand, including through strategic acquisition(s), our printer and copier products business. The key elements of our strategy are (1) increasing vertical integration by supplying complete toner and cartridge devices, (2) capitalizing on our research and development expertise of producing specialty, color and digital copier and or multifunctional device toners, (3) exploiting the efficiencies associated with the investment made in manufacturing facilities, (4) expanding our sources for products from strategic suppliers that we can add value to or resell and that complement our product lines, (5) increasing international sales and (6) increasing our copier distributor and dealer customer base.

RECENT DEVELOPMENTS

Business Color Products

Business color (meaning copiers or printers with a separate "black" color as well as the three primary colors of red, blue and yellow) continues to grow with more and more OEM machine introductions, especially in the higher copy or printing speeds where full finishing is needed. We have grown our business color finished product net sales from approximately 10% of our sales in 2004 to 29% for the quarter ended March 31, 2005, and we expect our sales from color finished products to continue to increase. The effect of these sales already reflect in our improving gross and operating profit margins, and we expect these margins for year 2005 to surpass those of 2004.

A large portion of the business color copier market has been captured by Ricoh with their B to C machine placements. B to C means ... black to color enabled. Ricoh is also expanding its color printer only market with many new machine introductions. New introductions will be the Ricoh 3000 and 4000 printers which will be added to their current 5000, 7000 and 7100 printer line. Ricoh's intent, we believe, is to upgrade their entire machine population to these new versions.

We believe cost per color copy is the key to higher volumes of full color copies in the workplace, and now:

o we plan to continue to introduce color toner cartridges for selected, new, high volume business color machines,
o we have a full line of business color toners for the Ricoh family of copy machines, and
o we are prepared to support the entire Ricoh color offering, including their new printers.

In the quarter ended March 31, 2005, we introduced color toners for the Konica/Minolta family of business color copiers. Similar copier engines are used in Konica, Minolta, Kyocera/Mita and Imagistics machines. We have a cartridge that is universal, meaning it fits across this entire product line. Additionally, we introduced separate color cartridges for the new C-350 "bizhub" machine which has been received very well in the marketplace. New products coming for this family are the Konica 8050 engine and the new C-500 "bizhub." Here, again, we intend to provide a complete offering of color cartridges for these product lines.

During the second quarter of 2005, we plan to introduce color toner cartridges for the OKI printer line of 5100/7200/9300 printers. OKI has been successful placing this desktop printer and our new universal cartridges will fit many of these new printers. Also during the second quarter we to plan to introduce color products for the Sharp and Toshiba business color machines.

We next plan to expand our business color toner cartridge product line by offering the Canon line of "Business Color" cartridges with the first products to be introduced planned to be Canon C3100 and C3200 color products.

With the rapid introduction of new color multifunctional printers ("MFP's") by the OEMs and the users' and dealers'concern about cost per copy and keeping it down, we are positioning ourselves to be the leading provider of lower cost aftermarket supplies for these successful business color OEM offerings.

All in one imaging, toner and drum cartridges

We introduced during 2003 the all-in-one imaging, toner and drum cartridges manufactured by our foreign affiliate. Through March 31, 2005, the Company's net sales for 100% new all-in-one products were:

   Year         1st Quarter      2nd Quarter     3rd Quarter      4th Quarter          TOTAL
-----------     -----------      -----------     -----------      -----------       -----------
   2005          $ 621,817           N/A              N/A             N/A           $   621,817

   2004          $ 158,311        $ 657,771       $ 919,197        $ 772,064        $ 2,507,343

   2003          $      --        $     --        $  64,414        $  64,457        $   128,871

As of March 31, 3005, the backlog of the Company for these products was $64,367.

Board approved the Company's "going private"

On April 14, 2005, the Company's Board of Directors approved a reverse split of Color Imaging's common stock, with cash payments for fractional shares held by stockholders with less than one whole share, to be followed immediately by a forward split at the same ratio to effect a going private transaction. Color Imaging has had less than 300 stockholders of record since last year, and if the transaction is approved by Color Imaging's stockholders at its next annual meeting and implemented, Color Imaging expects to have fewer than 150 stockholders of record, enabling it to voluntarily terminate the registration of its Common Stock under the Securities Exchange Act of 1934, go private and reasonably assure its remaining private for the foreseeable future. The Company expects to pay the stockholders whose shares will be cancelled a pre-split price per share to be determined by the Board of Directors based upon the recommendation of a special committee appointed to review the transaction and the receipt of a fairness opinion from an investment banker. While the price is subject to receipt of the fairness opinion by the special committee and the Board, and is subject to change, the Company expects that the pre-split price will be $1.10 per share.

The Company has received a conditional consent from its lender that will allow the Company to complete the reverse stock split without violating its debt covenants. The Company has ceased making purchases under its previously announced stock repurchase plan. The Board has determined to refrain from any purchases under that plan until after the stockholder meeting and the conclusion of the reverse stock split.

The Board intends to submit the matter to the stockholders with the request that the stockholders give the Board the authority to implement the reverse split using one of three potential ratios: 1-for-1500, 1-for-2500 or 1-for-5000. The forward stock split would be adjusted to use a corresponding forward ratio, e.g. 1500-for-1, 2500-for-1 or 5000-for-1. This flexibility would allow the Board to achieve the desired benefits for the Company, in light of any intervening changes in the mix of record holders, without having to incur the expense of calling an additional stockholder meeting, and to not go forward with the reverse stock split should conditions change and the Board then determines it is no longer in the best interest of the Company and its stockholders to do so.

The matters discussed in this Form 10-Q related to the going private transaction will be described more fully in a proxy statement to be distributed to the stockholders. Stockholders should refer to that proxy statement. This discussion does not constitute a solicitation for any stockholder's vote. The reverse stock split is subject to conditions and uncertainties, including stockholder approval, the Boards determination to proceed with the reverse stock split, the conditions of the consent of the Company's lender and the Company's ability to fund the payment for fractional shares. In addition, the proxy statement for the stockholder meeting will be subject to SEC review, and there may be unforeseen delays in implementing the reverse stock split. The Company can give no assurance that it will be able to complete the going private reverse stock split transaction.

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

We believe the trends in the electronic printing and photocopying industry affecting original equipment manufacturers of these devices, include (1) the introduction of products utilizing digital and color printing technologies as opposed to analog and black text printing, (2) offering business color printing solutions at a cost per page that are increasingly competitive, (3) OEMs reducing the selling price of their devices while increasing their printing speed, functionality and networkability, (4) OEMs increasing the technological barriers through the use of specialized toners (chemical toners incorporating polyesters and proprietary raw materials), patents and microprocessors (machine readable microchips with internet connectivity for supplies management), (5) OEMs endeavoring to control the market for consumable supplies through the use of OEMs' technologies as barriers to market entry for re-manufacturers of these products or manufacturers of like, new, aftermarket products and (6) OEMs utilizing prebate (license arrangements) and recycling programs to reduce the number of OEM cartridges available for remanufacture in the aftermarket. Over time, we believe that digital printers and photocopy machines that print at speeds of up to 100 pages per minute will merge into one device, delivering multifunctional capability and color printing that are net-workable at both lower prices and operating costs to the end user. Consumables for these devices will become increasingly difficult to remanufacture and for full-color machines take longer to bring to market, thereby reducing the market share of re-manufacturers and increasing the opportunity of increased market share for newly manufactured finished product and for color toner aftermarket suppliers, such as Color Imaging. In our experience, new aftermarket consumable products are typically 25% cheaper than OEM's consumables with like functionality - a savings to the consumer. Seeing that the aftermarket has increasingly gained acceptance as product quality has steadily improved, we believe that Color Imaging is positioning itself to take advantage of these trends.

Color Imaging's solution is, through its own technological capability and that of strategic suppliers, to develop and introduce compatible, newly manufactured, aftermarket products, ahead of other aftermarket competitors, at a price significantly below that of the OEM and make these products increasingly available through distribution channels closer to the end-user.

GROWTH STRATEGY

Our strategy for growing revenue and operating profit is to expand, including through strategic acquisition(s), our printer and copier products business. The key elements of our strategy are (1) increasing vertical integration by supplying complete toner and cartridge devices, (2) capitalizing on our research and development expertise of producing specialty, color and digital copier and or multifunctional device toners, (3) exploiting the efficiencies associated with the investment made in our manufacturing facilities, (4) expanding our sources for products from strategic suppliers that we can add value to or resell that complement our product lines, (5) expanding into new geographic markets to customers in the United States and Europe, and (6) broadening our sales channels.

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

During 2005, Color Imaging expects to increase its sales of higher margin digital, color toners for certain popular business color copiers and printers. The introduction of a few color products in 2003 and 2004 to be followed by several during 2005 and the expansion of our sales channels is expected to help Color Imaging increase revenues in 2005, offsetting the further loss of revenues from our two largest customers of the last several years.

GOALS AND FOCUS FOR THE NEXT FIVE YEARS

We are of the belief that to remain a public company and offer our stockholders both attractive value and liquidity we should have sales of at least $100 million to $150 million per year, earnings before interest, income taxes, depreciation and amortization of $10 million to $20 million and move our stock to a major exchange. We are prepared to grow our Company both internally through the introduction of uniquely competitive products as well as through mergers and or acquisitions, even though such an event could mean a change in our management or control. Some time ago members of our management had conversations with a specialist of the American Stock Exchange and explored the possibility of listing with American Stock Exchange when our sales, profitability and outlook are such that we would benefit from a major exchange listing. We also made casual inquiries of other companies regarding the desirability of merging with us. To date, though one such contact led to a number of discussions and explorations, a confidentiality agreement and the exchange of financial and business information, no definitive understanding or agreement was reached. As a result, we have not been able to grow our business through mergers or acquisitions or significantly from operations, and we have not realized increased value befitting a public company for our stockholders. In January 2005 our board of directors appointed a special committee to consider strategic alternatives. Based on the committee's recommendations, the board of directors of our Company approved a going private transaction on April 14, 2005 (see Recent Developments and our Form 8-K filed with the SEC on April 19, 2005). However, there can be no assurance that the Company can complete the approved going private transaction and achieve the savings or benefits envisioned by management.

LAST FIVE YEARS

The purpose of the Merger in 2000 (see Background) was to combine Color Image's toner and consumable expertise and manufacturing plant with Logical Imaging Solutions' advanced printing system capabilities to offer a wider product range and ensure product supply for Logical Imaging Solutions' print system, thereby becoming an OEM with our own high speed color printer and toner supplies and the expectation of significantly higher sales and profitability in the future. Being a public company, we believed, would afford us the opportunity to raise capital in the equity markets to finance significant planned growth and to use our public stock for acquisitions of others, while increasing stockholder value.

We expanded manufacturing capacity four-fold and improved production efficiency, raised capital in a private placement and pursued a acquisition that was unsuccessful, necessitating the writing off of over $200,000 of deferred expenses. In 2002, upon determining that much of Logical Imaging Solutions' technology was not fully developed, proven in beta-testing or commercialized for sale or accepted in the marketplace and required an undetermined amount of capital to complete its development, while at the same time Logical Imaging Solutions continued to incur operational losses, we divested ourselves of this unprofitable subsidiary in which we had invested $2.3 million without realizing our initial goal and purpose of becoming a public company, namely being a successful OEM and substantially increasing stockholder value.

In addition, we refocused our strategy as a toner manufacturer away from low margin (commodity-like) bulk laser toner and parts products to finished copier and printing products, to increase sales and margins. For the year ended December 31, 2001, our sales reached $30 million, with our three largest customers accounting for 70% (some $21 million) of those sales, and during 2004 these customers account for only about $6.3 million of our net sales, down some $14.7 million or 70% from 2001. The products sold to these customers were primarily analog copier toners and developers, and our sales to these customers of these products have rapidly declined for several reasons, including as the products are discontinued in the market. As a result of the decreasing sales to our largest customers, our total sales have declined. Challenged to replace the sales lost from our largest customers, we introduced new products and expanded our sales channels.

In 2003 we completed a public offering of 4.5 million shares of our common stock, raising over $6 million fro our foreign affiliate and introduced 100% new complicated toner cartridges, generally referred to as all-in-one ("AIO") imaging, toner or drum cartridges with their becoming 11% of sales during 2004. And, also, during 2003 we were also the first to introduce aftermarket, full-color, Segment 3 and 4, networked copier/printer/MFP toner products, continued research and development on other such products in 2004 and plan to introduce several such new products in 2005 (refer to Recent Developments herein).

To our knowledge we are the only source for these full-color toner products worldwide, other than the OEMs. As a result, we stemmed the pattern of declining sales in 2004. During the first quarter ended March 31, 2005 compared to the same period in 2004, sales from our two largest customers declined approximately $800,000, or 41%, while net sales to our other customers increased by approximately $800,000, or 22%.

Over the past five years, we have transformed our business by moving from bulk to finished products and from laser printer to copier products, building a larger and more effective sales and customer support organization, adding copier dealers and distributors to our customer list, expanding our international sales from approximately 10% of sales to now over 50% of our net sales and developing and successfully marketing business color toner products.

PRODUCTS

Our primary product focus is full-color, 100% new, finished toner cartridge products for multifunctional printers/devices ("MFPs"), copiers and printers
(see  Recent  Developments).   In  particular,  we  are  concentrating  on  work
group/networked solutions segments, complicated all in one cartridges and selected specialty toner products for certain industrial applications and for the printing of magnetic characters on checks and or financial documents. In 1999 approximately 10% of the Company's sales were derived from finished products, while, at this time, some 80% of the Company's sales are derived from finished products.

While 100% new all-in-one ("AIO") products are important for increasing sales, full-color ("business color") finished toner products without competition from others except the OEMs for the "sweet-spot" of digital multi-functional copiers/printers, will make the largest contribution to increasing sales and profitability. During 2004 approximately 10% of our sales were derived from these business color products, and we believe they will be approximately 40% of our total revenues during 2005.

WHY 100% NEW PRODUCTS AND PRODUCT TRENDS

While remanufactured or refurbished ("remanufactured") toner cartridges for use in printers generally have 30% of the market in units and 25% in dollar value and are just now being introduced for use in copiers, remanufactured cartridges have a perception with the users from past experience of being of inferior quality even though they offer a cost savings. The quality of the some 2,500 remanufacturers in the U.S. is, by its nature, inconsistent and certain cartridges cannot be readily remanufactured due to the technology utilized by the OEMs. Contributing to the perception of poorer quality for these products is the fact that remanufacturers will not always replace all of the worn parts in a particular cartridge. The dilemma is that if too few parts are changed the cartridge could fail prematurely or not deliver the required print quality, while changing all of the parts subject to wear not only increases the cost of the product but also can result in more variation in print performance compared to that of the OEM. While users may save 25% or more by using a remanufactured cartridge, as a result of past and existing quality issues remanufactured product have consistently enjoyed only a 30% share of the market, leaving 70% of the users buying 100% new product from the OEM. Other than the OEM's better branding, having substantially greater distribution for their products and recycling programs taking empty cores out of the market, other factors contributing the users opting for the OEM, or new product, over remanufactured includes the inconsistent availability of remanufactured cartridges and market confusion from the marketing of remanufactured cartridges as compatible, remanufactured, refurbished, new drum, 100% new parts, or other descriptions, and a wide range of prices, all of which leave the user wondering what is being purchased.

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

MARKETING AND SALES

While we have changed our product mix from almost entirely bulk toners and parts to now primarily finished products, we have also expanded our sales channels over the last five years from almost solely unfinished printer products sold to domestic remanufacturers, and a few distributors serving them, to distributors and dealers worldwide of finished copier and printer products, including acquiring large private label arrangements (OEM and distributor). As a result, our international sales have increased from approximately 10% to over 50% of our total sales. We accomplished this by acquiring significant corporate account relationships and implementing a worldwide manufacturer's representative program and recruiting industry experienced and successful technical sales and marketing executives. During 2005 we plan to substantially increase the sales of our color copier products by obtaining additional large dealer customers for these products in the United States and distributors in Europe.

STOCKHOLDER VALUE, LIQUIDITY AND MERGERS OR ACQUISITIONS

Many of our stockholders invested in our private placement that closed in 2001 at a price per share of $2.00 per share and in 2003 our public offering of 4,500,000 shares of our common stock at $1.35 per share. We believe that these and our other stockholders are expecting a return on their investment and a more liquid market for our stock. In 2002 we divested ourselves of a subsidiary that was losing money and had required investments by us of some $2.35 million. Its new owner acquired several hundred thousand shares of our common stock in an exchange thereafter and it and its management has been selling these shares in the market since 2003, including through the first quarter of 2005, contributing to the decline in our stock price of from over $2.00 per share during 2002 to the low of $0.30 in March 2003. Though the divestiture of the subsidiary, the completion of our public offering and our improved operations significantly improved the financial condition of the Company, our stock price languishes and on April 11, 2005, closed at $0.48. With the belief that our common shares were undervalued and represented a good use of some of the Company's working capital, in 2002 our Board of Directors approved through September 30, 2004, the repurchase of up to the lesser of $1 million or 1 million shares of our common stock. During 2004 our Board of Directors approved the extension of our stock repurchase program to September 30, 2005, and from inception through March 31, 2005, the Company has repurchased 84,700 of the Company's common shares at a cost of approximately $56,100 and at an average price of $0.66. In December 2004 the Company felt either a merger or going private transaction was becoming more likely, and as a result instructed its broker to halt the purchase of the Company's common shares in the market, and the Company will not purchase any additional shares on the market until the going private transaction approved by the board on April 14, 2005, is concluded or cancelled.

We continue to be interested in making our Company more successful, more quickly, through a successful acquisition or merger. In that regard our criteria for a generally acceptable merger/acquisition candidate include:

o    An experienced and capable management team that would remain.
o A sound and improving financial condition with sales of from $25 million to $75 million and earnings before interest, income taxes, depreciation and amortization of from $4 million to $15 million.
o    Products  that  would   complement   ours  and  offer  unique   competitive
     advantages.
o Sales channels to include office product superstores, contract stationers, corporate accounts, copy product distributors or dealers.
o Distribution not only in the United States but preferably in Europe as well.
o    A core value and excellent reputation for high quality.

Our management realizes that an acquisition or merger with a company like that described above could mean changes to both the existing management of our Company, control over the Company's operations and, among other things, whether or not the Company is the surviving entity or remains a public company. With approximately 75% of our common shares controlled by directors, officers, affiliates and other family members, management believes that these stockholders and others could be persuaded to vote for the completion of a merger or acquisition that was expected to increase in the future both stockholder value and liquidity. However, management has had preliminary discussions with a number of potential merger candidates over the last few years without coming to any conclusion on a transaction.

At this time there are no definitive proposals for a merger transaction, though we continue to seek out and engage in discussions with prospective merger or acquisition candidates and previously formed a special committee of the board of directors to investigate strategic alternatives, including going private. We have found that as a result of our being public, it is more difficult for a private company to be merged with us, due to the requirements of Sarbanes-Oxley and other securities laws and regulations. There can be no assurance that any merger or going private transaction will be completed.


OVERVIEW

The following discussion and analysis should be read in conjunction with our financial data and our Financial Statements and notes appearing elsewhere in this report.

Net sales for the three months ended March 31, 2005 increased by approximately $28,000, or less than 1%, to $5.6 million, compared to 2004. Net sales in 2005 increased primarily due to increased sales derived from color and monochrome copier toner product sales to customers other than our historically largest customers whose sales for the first quarter 2005 compared to the same period of 2004 declined approximately $800,000. In the three months ended March 31, 2005 and 2004, our net sales were primarily generated from the sale of finished consumable products for electronic printers and photocopying machines and comprised approximately 83% and 76% of net sales, respectively. For the three months ended March 31, 2005, our historically two largest imaging products customers accounted for 16% and 4% of net sales, respectively, while for the same period in 2004 they were 30% and 5% of net sales, respectively. Sales to these customers consist primarily of analog copier products, and as a result are expected to be less than 10% of our total sales in 2006.

Net sales made outside of the United States increased to approximately $2.9 million, or 53% of total sales for the three months ended March 31, 2005, compared to $2.4 million, or 43% for the three months ended March 31, 2004. This increase in international sales resulted primarily from the increase in sales of color copier products to customers other than our two, historically, largest customers.

The following table reflects the consolidated new orders, net of cancellations, revenues and backlog as of the beginning and end of the three months ended March 31, 2005, as well as for Color Imaging's two general product lines.


                                 Backlog                            Backlog
                                at start                             at end
                                   of         New         Net          of
                                  Year       Orders     Revenue     Quarter
                                --------    --------    --------    --------
                                            (IN THOUSANDS OF DOLLARS)
2005:
  Copier/AIO Products           $  1,404    $  4,437    $  4,667    $  1,173
  Printer Products                   547         799         962         385
                                --------    --------    --------    --------
     Total                         1,951       5,236       5,629       1,558
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

VALUATION ALLOWANCE FOR ACCOUNTS RECEIVABLE. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on historical experience, credit evaluations and specific customer collection issues we have identified. Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. For the years ended December 31, 2004, 2003 and 2002 our write-offs were approximately $19,638, $41,339 and $8,733, or averaged less than $20,000 per year. As of March 31, 2005, we had $2,780,078 of accounts receivable net of a $93,965 valuation allowance.

INVENTORY VALUATION. Our inventories are recorded at the lower of standard cost or the current estimated market value. As with any manufacturer or wholesaler, economic conditions, cyclical customer demand, product introductions or pricing changes of our competitors and changes in purchasing or distribution can affect the carrying value of inventory. Demand for our products has fluctuated significantly and may do so in the future, which could result in an increase in the cost of inventory or an increase in excess inventory quantities on hand. As circumstances warrant, we record lower of cost or market inventory adjustments. In some instances these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns, estimated fair value and, in the case of toner products, whether or not they can be reformulated and manufactured into other products, and record any adjustment if estimated fair value is below cost. Through periodic review of each of our inventory categories and by offering markdown or closeout pricing, we regularly take steps to sell off slower moving inventory to eliminate or lessen the effect of any lower of cost or market adjustment. If assumptions about future demand or actual market conditions are less favorable than those projected by management, write-downs of inventory could be required, and there can be no assurance that future developments will not necessitate further write-downs. For the years ended December 31, 2004, 2003 and 2002 we made inventory obsolescence reserves of $280,000, $275,000 and $240,000, totaling $795,000, or an average of $265,000 per year, and we have written-down or disposed of approximately $296,000, $212,000 and $279,000 for the same period for a total of $787,000 of inventory, or an average of $262,000 per year. Our experience over the last few years has indicated an obsolescence rate of approximately $20,000 per month. As of March 31, 2005, we had approximately $5,331,000 of inventory net of approximately a $128,700 valuation provision.

VALUATION OF LONG-LIVED ASSETS. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of our long-lived assets, such as our investment in our toner manufacturing equipment. Our manufacturing equipment is suitable for, and is used to make, a large number of products, and as such we have not experienced any impairment due to the discontinuation of any product(s). During the years 2000 through 2002 we moved and expanded our manufacturing facilities, upgrading the technologies we employ, and during 2003 we continued to upgrade and take out of service equipment that has reached its useful life or was no longer competitive, much of all of which was fully depreciated. We have approximately $8.2 million invested in such equipment and plant improvements, with a carrying value of $6.1 million, that have estimated lives of up to twenty years. Should competing technologies or offshore competitors cause our manufacturing technology to be non-competitive, or should other events or circumstances indicate that the carrying amount of these assets would not be recoverable, the estimated life of these assets may need to be shortened and their carrying value could be materially affected. If the sum of the undiscounted expected cash flows from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss is recognized.

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

RESULTS OF OPERATIONS

Color Imaging's net sales were $5.6 million for the three months ended March 31, 2005, a increase of approximately 0.5% from March 31, 2004. The net sales by product category were as follows:

                                                  % Increase
 (Dollars in thousands)             2005       %   (Decrease)     2004         %
                               ----------  -----  ----------   ----------  -----
Product Category:
 Cartridges and bottles
  Copier/AIO finished products   $ 4,290      76%      19%      $  3,600     64%
  Printer finished products          367       7%     (44%)          660     12%
                               ----------         ----------   ----------
                                   4,657      83%       9%         4,260     76%

Bulk toner and parts                 972      17%     (28%)        1,341     24%
                               ----------         ----------   ----------
      Total net revenue          $ 5,629     100%       0%       $ 5,601    100%
                               ==========         ==========   ==========

The following table sets forth certain information derived from the Company's unaudited interim statements of operations:


                                                THREE MONTHS ENDED
                                                    MARCH 31,

                                           ------------------------
                                             2005            2004
                                            ------          ------
                                           (PERCENTAGE OF NET SALES)

Net sales                                     100             100
Cost of sales                                  68              75
Gross profit                                   32              25
Administrative expenses                         8               7
Research and development                        5               5
Sales and marketing                            14              11
Operating income                                5               2
Interest expense                                -               1
Depreciation and amortization                   3               2
Income before taxes                             6               3
Provision for income taxes                      2               1
Net income                                      4               2

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

NET SALES. Our net sales increased by $28,000, or 0.5%, to $5.629 million for the three months ended March 31, 2004, from $5.601 million for the three months ended March 31, 2004. Net sales made in the United States were $2.6 million, a decrease of $0.6 million, or 17%, from $3.2 million made in the comparable period in 2004. Net sales made outside of the United States increased by approximately $0.6 million, or 24%, for the current quarter compared to the same quarter of 2004. The decrease in net sales for the current quarter compared to that of a year ago of approximately $800,000 from our two, historically, largest customers was offset by the increase in our color and monochrome toner product sales to other customers. Of the $5.6 million in net sales, $4.7 million, or 83%, were attributable to our copier and printer finished products, while net sales of these same products were $4.3 million, or 76%, for the comparable period in 2004. The revenue increase from copier finished products from 2004 to 2005 was 19%, reflecting primarily increased sales of our color and monochrome copier products to customers other than our two, historically, largest customers. Sales of our bulk toner and parts products for the three months ended March 31, 2005 were $1.0 million compared to $1.3 million for the same period of 2004. We believe that sales of our finished copier and printer products will continue to increase while sales of our bulk toner and parts products will continue to decrease during 2004, as the result of our not introducing fewer monochrome and color, commodity, bulk laser toner products and increased competition.

COST OF GOODS SOLD. Cost of goods sold decreased by approximately $363,000, or 9%, to $3.8 million from $4.2 million for the three months ended March 31, 2005 and for the comparable period in 2004, primarily as the result of the decrease in lower margin net sales to our two largest customers and the increase in higher, color, finished product sales. Cost of goods sold as a percentage of net sales decreased by 7 percentage points from 75% for the three months ended March 31, 2005 to 68% for the three months ended March 31, 2005, primarily as the result of reduced sales derived from certain very low margin products previously sold to our largest customers and a larger percentage of sales being derived from sales of color products with higher gross margins. With the expected increase in sales derived from our color copier toner products, we expect our cost of goods sold to further decrease as a percentage of net sales.

GROSS PROFIT. As a result of the above factors, gross profit increased to $1.8 million in the three months ended March 31, 2005 from $1.4 million in the three months ended March 31, 2005, or approximately $.4 million, while net sales for the same period increased by $28,000. Gross profit as a percentage of net sales increased by 7 percentage points from 25% to 32% for the three months ended March 31, 2005, as compared to the corresponding period of the prior year.

OPERATING EXPENSES. Operating expenses increased $187,000 million, or 14%, to $1.49 million in the three months ended March 31, 2005 from $1.30 million in the three months ended March 31, 2004. General and administrative, selling and R&D expenses increased, as a percentage of net sales, to 27% in the three months ended March 31, 2005 from 23% in the three months ended March 31, 2004. General and administrative expenses increased approximately 10%, or $40,000 to $437,000 for the three months ended March 31, 2005 from the comparable period in 2004, largely resulting from $50,000 paid for strategic advisory services. Selling expenses increased by $163,000, or 27%, in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Selling expenses increased primarily as a result of increased payroll expenses and recruiting fees paid in connection with the hiring of five regional sales vices presidents in the United States and increased travel related expenses. Research and development expenses decreased by $16,000, or 5%, to $294,000 in the three months ended March 31, 2005, primarily as the result of decreased payroll expenses which were partially offset by higher product testing expenses.

OPERATING INCOME. As a result of the above factors, operating income increased by $204,000, or 202%, net of the $50,000 paid for strategic advisory services, to a profit of $305,000 in the three months ended March 31, 2005 from $101,000 in the three months ended March 31, 2004.

INTEREST AND FINANCE EXPENSE. Interest expense was $24,000 in the three months ended March 31, 2005 and for the three months ended March 31, 2004. The decrease in the level of interest bearing debt was offset by the increase in interest expenses resulting from the increase to interest rates. We expect that our debt levels will continue to decline in 2005, while the average rate we are paying on our debt facilities will increase.

OTHER INCOME. Other income decreased by $52,000, or 74%, from income of $94,000 to income of $42,000 in the three months ended March 31, 2005 from the three months ended March 31, 2004, primarily as the result of lower income derived from the exchange of Euros with the resetting of the Euro exchange rate to 1.25.

INCOME TAXES. As the result of our profit in the three months ended March 31, 2005, we recorded an income tax provision of $101,800, after reducing the valuation allowance for deferred tax assets $28,000 for the period, while the income tax provisions were $68,000 for the three months ended March 31, 2004. Based upon our current profitability, during 2005 we expect to reverse all of the deferred tax asset valuation allowance of $112,500 that we had as of the year ended December 31, 2004 in connection with our net operating loss carry forward.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, and December 31, 2004, our working capital and current ratio was approximately $8.0 million and $7.4 million and 4.65 to 1 and 4.54 to 1, respectively. Our working capital and current ratio have benefited primarily from the net proceeds we received from the public sale of our common stock during March 2003 and our improved profitability.

Cash flows provided by operating activities were $823,000 in the three months ended March 31, 2005 compared to $406,000 used in operations in the three months ended March 31, 2004. The cash flows provided by continuing operating activities in the three months ended March 31, 2005 increased primarily due to the decrease in other assets, a prepayment of some $650,000 was made on the IDR bond by our affiliate, and an increase in accounts payable and other liabilities. Overall, with our sales internationally increasing as a percentage of our total net sales, our collections of accounts receivable are expected to continue to slow, since we sell internationally typically on longer terms and payment by these customers is often beyond terms. As a result, the carrying of higher levels of accounts receivable will likely be an increasing use of our cash, together with higher levels of inventory to support our new color product introductions and customers in Europe.

Cash flows used in investing activities were $207,000 in the three months ended March 31, 2005, compared to $125,000 in the three months ended March 31, 2004. The increase in cash used in investing activities in the three months ended March 31, 2005, was primarily attributable to the acquisition of factory equipment.

The Company has a $1.5 million revolving line of credit, as amended, with an outstanding balance as of March 31, 2005 of $0, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of March 31, 2005, the interest rate was the one-month Libor rate of 2.86% plus 2.50% (5.36%). This revolving line of credit has a June 30, 2005 expiration date, and we plan to renew it for up to one year to expire June 30, 2006. Under the line of credit, the Company is permitted to borrow up to 75% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $750,000 and not to exceed 50% of the total outstanding). On February 6, 2004, the Bank issued an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of a non-affiliated foreign supplier. The letter of credit has an expiration date of June 30, 2005, and guarantees the payment of moneys owed the supplier for materials purchased from them by the Company. On January 5, 2005, the irrevocable standby letter of credit was amended and reduced by $500,000 to $1 million. At March 31, 2005 the Company's accounts payable and purchase commitments to this supplier were approximately $654,800. The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit and the obligations under the letter of credit.

The Bank agreement also contains various covenants that the Company is required to maintain, and as of March 31, 2005, the Company was in compliance with these covenants.

Cash flows used by financing activities were $743,000, primarily for the repayment of $650,000 of IDR bond and $67,000 of affiliate debt, for the three months ended March 31, 2005 compared to cash flows used by financing activities of $112,000 for the same period in 2004.

On April 18, 2003, Color Imaging established a stock repurchase program under which Color Imaging's common stock, with an aggregate market value up to the lesser of $1 million or 1 million shares, may be acquired in the open market or through private or other transactions. Through March 31, 2005, Color Imaging has repurchased 84,700 shares of our common stock for approximately $56,100, or for an average price of $0.663 per share. During December 2004, the Company halted the repurchase of its common shares in the market and does not intend to purchase additional shares in the market until such time as the Company's going private transaction is completed or cancelled. In connection with the going private transaction, we expect to incur a total of approximately $250,000 for transaction expenses, including legal, accounting and investment banking fees, and we expect to expend approximately $250,000 to cash out the fractional share holdings. The Company believes it has sufficient working capital to fund these expenditures without incurring any additional debt.

Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of the industry and global economies. Although our cash requirements will fluctuate based on the timing of these factors, we believe that current cash and cash equivalents, cash flows from operations and amounts available under our credit agreement will be, in the aggregate, sufficient to finance our operating and investing activities for at least the next 12 months, which will include expenditures not to exceed approximately $675,000 for manufacturing equipment, $150,000 for research and development equipment, $175,000 potentially for computer and software upgrades, the estimated $500,000 to complete our going private transaction and the staging of some $250,000 of inventory in Europe to support the growing sales of our color copier products in that market and any advances made by our bank on our behalf under our off-balance sheet arrangement of $1 million for a standby letter of credit issued to a non-affiliated foreign supplier.

FACTORS   THAT  MAY   AFFECT   FUTURE   RESULTS   AND   INFORMATION   CONCERNING
FORWARD-LOOKING STATEMENTS

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF CUSTOMERS.

For the three months ended March 31, 2005, one customer accounted for approximately 16% of our net sales, down from 24% for the twelve months ended December 31, 2004. We do not have a contract with this customer and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of this customer, including through an acquisition, other business combination or the loss by them of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers or substantial portions of our business with one or more of our major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

OUR RELIANCE ON SALES TO A FEW MAJOR CUSTOMERS AND GRANTING CREDIT TO THOSE CUSTOMERS PLACES US AT FINANCIAL RISK.

As of March 31, 2005, receivables from one customer comprised 10% of accounts receivable. A concentration of our receivables from a small number of customers places us at risk should these receivables become uncollectible. If any one or more of our major customers is unable to pay us it could adversely affect our results of operations and financial condition. Color Imaging attempts to manage this credit risk by performing credit checks, requiring significant partial payments prior to shipment where appropriate, and actively monitoring collections.

APPROXIMATELY 20% OF OUR BUSINESS DEPENDS ON A FOREIGN SUPPLIER APPROVED BY TWO OF OUR CUSTOMERS TO WHOM WE HAVE ISSUED A LETTER OF CREDIT.

Some of our products incorporate technologies that are available from a particular foreign supplier that has been approved by two of our customers. Approximately 20% of our sales for the three months ended March 31, 2005 were derived from products limited to a specific foreign supplier. For the three months ended March 31, 2005, we purchased 23% of our supplies from that same foreign supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders. To secure the payment of moneys due this same foreign supplier we have caused our bank to issue a standby letter of credit in the amount of $1.5 million, amended and reduced to $1 million on January 5, 2005, that expires June 30, 2005. We expect to renew the letter of credit prior to its expiration. Should we be unable to obtain the necessary materials from this foreign supplier, including as a result of our not being able to modify, extend or renew the letter of credit upon expiry, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

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

OUR BUSINESS MIGHT BE ADVERSELY AFFECTED BY OUR DEPENDENCE ON FOREIGN BUSINESS.

We sell a significant amount of product to customers outside of the United States. International sales accounted for 53% of net sales in the three months ended March 31, 2005. We expect that shipments to international customers will continue to account for a material portion of net sales. During the three month period ended March 31, 2005, our sales were made to customers outside the United States as follows:

o    Europe (including Eastern Europe) - 34%
o    Mexico - 10%
o    Asia/Southeast Asia - 5%
o    Other - 4%

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

Most of our sales are priced in U.S. dollars, but because we began selling products in Europe denominated in Euros during 2001, fluctuations in the Euro could also cause our products there to become less affordable or less competitive or we may sell some products at a loss to otherwise maintain profitable business from a customer. We recorded gains of $154,583, $149,110 and $2,858 during the twelve month periods ended December 31, 2004, 2003 and 2002, respectively, as a result of foreign currency transactions, and for the three months ended March 31, 2005, we reported a gain of $3,523.

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

EXERCISE OF OPTIONS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK.

As of April 20, 2005, we had issued and outstanding 12,690,305 shares of common stock, options and warrants to purchase an additional 1,410,000 and 100,000 shares of common stock, respectively. The existence of the remaining options and warrants may adversely affect the market price of our common stock and the terms under which we obtain additional equity capital.

THE COMPANY MAY GO PRIVATE, WHICH MAY RESULT IN STOCKHOLDERS OWNING SHARES IN A PRIVATE COMPANY WITHOUT THE ABILITY TO SELL THEIR SHARES IN THE PUBLIC MARKET.

The Board on April 14, 2005, approved a "going private" transaction for the Company. One result of such a transaction would be to remove the Company's stock from trading on the OTC Bulletin Board, and the stock would not be eligible for trading on any stock exchange. The Company has less than 300 holders of record of its common stock, and is eligible to terminate its SEC reporting requirements without stockholder approval or additional financing. Should the Company go private, some stockholders may have shares in the Company for which there would be no public market and their ability to sell the shares would be impeded. Furthermore, the Company would not file current, quarterly or annual reports or be subject to the proxy requirements of the federal securities laws. Stockholders may therefore find it more difficult to obtain information about the Company and its financial performance. The Company expects to incur substantial expenses in connection with the going private transaction and may not be able to realize sufficient cost savings to recover those expenses. In addition, should the Company go private, this may adversely affect the Company's access to capital and its ability to complete any proposed merger transaction.

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

OUR COMMON STOCK IS LISTED ON THE OVER-THE-COUNTER (OTC) BULLETIN BOARD, AND IF WE GO PRIVATE MAY ONLY BE TRADEABLE IN THE PINK SHEETS, WHICH MAY MAKE IT MORE DIFFICULT FOR STOCKHOLDERS TO SELL THEIR SHARES AND MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECREASE.

Because our common stock is listed on the OTC Bulletin Board, and may, if we go private, be traded only in the pink sheets, the liquidity of our common stock is impaired, not only in the number of shares in float and that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media, if any, of us. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on NASDAQ or a national securities exchange, like the American Stock Exchange.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may", "will," "should" or "anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding our ability to borrow funds from financial institutions or affiliates, to engage in sales of our securities, our effecting a going private transaction and realizing any savings and improved profitability as a result, our intention to repay certain borrowings from future sales of our securities or cash flow, the ability to expand capacity by placing in service additional manufacturing equipment and making use of that capacity, our expected acquisition of business or technologies, whether or not we will remain public or go private, our plans for broadening our sales channels and the outlets for our products, our expectation that shipments to international customers will continue to account for a material portion of net sales, anticipated future revenues, our introduction of new products, particularly business color and all in one products, and our increasing our sales from business color and all in one cartridges, digital copier, color and magnetic character recognition toner products, sales, our expectations for operations, demand, technology, products, business ventures, major customers, major suppliers, retention of key officers, management or employees, competition, capital expenditures, credit arrangements and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon our business. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements. These factors include the "Risk Factors" discussed above.

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

Beginning in 2001, we became subject to foreign currency risk with respect to future costs or cash flows from our sales in Euros. We estimate that about 96% of our transactions are denominated in U.S. dollars, excepting those sales in Euros. We have adjusted our prices annually with our customer to reflect the change in the exchange rate and do not expect to be subject to material foreign currency risk, accordingly, with respect to those sales. As a result, to date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange. We incurred a net foreign currency transaction gain of approximately $3,500 in the quarter ended March 31, 2005, and we incurred a net foreign currency transaction gain of $154,583, $149,110 and $2,858 in the years ended December 31, 2004, 2003 and 2002, respectively. Our pricing for our products sold in Euros is currently at the rate of 1.25 Euros relative to the U.S. dollar. A 10% change in the value of the Euro from
1.25 Euros relative to the United States dollar, based upon the sales in Euros for the first quarter of 2005, would cause approximately a $6,700 foreign currency translation adjustment in an average month, a type of other comprehensive income (loss), which would be a direct adjustment to stockholders' equity.

Our revolving line of credit bears interest based on interest rates tied to the prime rate or LIBOR rate, either of which may fluctuate over time based on economic conditions. As a result, we are subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and we are in a borrowing mode. At March 31, 2005, there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in the reference rate of 1% would not cause our annual interest expense to change.

Color Imaging's investment policy requires investments with high credit quality issuers and or over night repurchase agreements with our bank. Investments made by Color Imaging will principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates of five years or less, or the overnight purchase of securities held in our bank's investment portfolio. Because of the credit criteria of Color Imaging's investment policies, the primary market risk associated with these investments is interest rate risk. Color Imaging does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. Color Imaging had approximately $1 million invested in short-term securities available-for-sale through a fund at March 31, 2005, and we received dividends of approximately $3,800 while recording a net asset value decrease of approximately $2,900 for the quarter ended March 31, 2005. During March 2005 Color Imaging moved all of its investments into short term agency securities.

Management believes that a reasonable change in raw material prices could have a material impact on future earnings or cash flows, because we generally are not able to offset increases to our costs with higher prices for our products.

ITEM 4. CONTROLS AND PROCEDURES

a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed on our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control system, evaluation of controls may not detect all control issues and instances of fraud, if any, within the Company. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. The design may not succeed in achieving its stated goals under all potential future conditions. The Company has, however, designed its disclosure controls and procedures to provide, and believes that such controls and procedures do provide, reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure in this paragraph about inherent limitations of control systems does not modify the conclusions set forth in the next paragraph of the Company's Chief Executive Officer and its Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures.

As of the end of the period covered by this report, March 31, 2005, we carried out an evaluation, under the supervision and with the participation of Color Imaging's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Color Imaging's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed on our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Our Chief Executive Officer and Chief Financial Officer are involved in ongoing evaluations of internal controls. On April 19, 2005, in anticipation of the filing of this Form 10-Q, they reviewed our internal controls and have determined, based on such review, that, there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls during the quarter ended March 31, 2005.

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

On April 18, 2003, the Company established a stock repurchase program under which the Company may purchase on the open market the lesser of the aggregate value of $1,000,000 or 1,000,000 shares in compliance with Rule 10b-18, and we have reallocated proceeds for this program. Though management is authorized to repurchase the Company's common stock in the aggregate amount of $1,000,000, due to the limitations imposed by Rule 10b-18 and the limited number of shares repurchased to date in accordance therewith and considering the repurchase program, as approved by the board, expires September 30, 2005, the use of proceeds per Form SB-2 as reflected herein is based upon no more than $500,000 being expended for this purpose and very likely much less. And, given that management does not intend to repurchase any additional shares of the Company's common stock in the market until the Company's going private transaction is either completed or cancelled, it is likely that no additional funds will be expended to repurchase the Company's common stock in the market. Management will evaluate, later this year, the reallocation of these funds, as well as the potential extension of the repurchase program beyond September 30, 2005, as the status of the Company's going private transaction becomes more clear.

Our intended uses, as reallocated, of the $6,075,000 of proceeds received from the public sale of our common stock, and our uses through March 31, 2005, are listed below in descending order of priority:

Purpose:                                         Amount            Used        Reallocated       Remaining
------------------------------------------     -----------     ------------    ------------     -----------
Accounts payable and other corporate
 and offering expenses . . . . . . . . . .     $ 1,000,000     $  (115,042)    $  (884,958)     $         0
To retire debt (1) . . . . . . . . . . . .     $   350,000     $  (324,301)    $   (25,699)     $         0
To retire debt (2) . . . . . . . . . . . .     $ 1,050,000     $  (956,883)    $   (93,117)     $         0
To retire debt (3) . . . . . . . . . . . .     $         0     $  (235,000)    $   235,000      $         0
To reduce IDR Bond debt (4). . . . . . . .     $         0     $  (548,928)    $   846,264      $   297,336
To acquire capital assets. . . . . . . . .     $ 1,500,000     $  (318,774)    $         0      $ 1,181,226
To repurchase our stock (5). . . . . . . .     $         0     $   (56,133)    $   500,000      $   443,867
For other general corporate purposes
 including working capital . . . . . . . .     $ 2,175,000     $(  736,072)    $  (577,490)     $   861,438
                                               -----------     ------------                     -----------
                                       Total:  $ 6,075,000     $(3,291,133)                     $ 2,783,867
Pending application:
-------------------
Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,283,867
Pay down of revolving line of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,500,000
----------------

(1) On November 30, 2000, we entered into a loan for $500,000 with a 5-year term, secured by specific manufacturing equipment, maturing November 30, 2004, with General Electric Capital Corporation for the purchase of toner manufacturing equipment. The interest rate was 10.214% and the monthly principal and interest payments were $10,676.39.
(2) On June 24, 1999, we entered into a loan for $1,752,000 with a 7-year term, secured by our business assets, maturing June 24, 2006, with SouthTrust Bank for the refinancing of obligations owing the bank for the acquisition of equipment and that due under a previous working capital line of credit. The interest rate was 7.90% per annum and the monthly principal and interest payments were $27,205.
(3) On July 24, 1999, as amended, we entered into a borrowing arrangement under a revolving line of credit in the maximum amount of $2.5 million. During March 2003 we temporarily used $1,735,000 of our proceeds from our public offering on Form SB-2 to pay down the line of credit to $0, which at that time had an interest rate of 3.8375%. On June 16, 2003, we renewed and restructured the line of credit with the bank, reducing the maximum availability to $1.5 million and permanently retiring $235,000.
(4) On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and Kings Brothers, LLC. The 1.09% revenue bonds, 2.09% inclusive of the 1% letter of credit fee, as of June 30, 2004, are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured, as amended on April 7, 2003, by specific equipment assets of the Company and by real property owned by Kings Brothers, LLC. A loan agreement between the Authority and the Company and Kings Brothers, LLC allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to relocate, purchase and install certain manufacturing equipment, while $974,128 was used by Kings Brothers, LLC to pay down the mortgage on the real property leased to the Company. The Company and the Related Party are jointly obligated to repay any outstanding debt. As of

December 31, 2004, the bond principal outstanding was $2,725,000 and the portion due from Kings Brothers, LLC was $647,428. The $846,264 of principal to be repaid under the IDR bond, as reallocated hereinabove, is the Company's share of the bond principal due and payable on the 1st of July 2003, 2004 and 2005, respectively.
(5) From July 2003 through March 31, 2005, under the repurchase program the Company has repurchased 84,700 shares of our common stock on the open market for $56,133, or at an average price of $0.66. All of the shares repurchased under the program have been cancelled and retired as of March 31, 2005. There remains $943,867 available for future common stock repurchases under the authorization of the board of directors and $443,867 as allocated by management hereinabove.

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

The Company's share of the principal payment due under the IDR Bond on July 1, 2003, in the amount of $266,840 has been paid, and as of March 31, 2005, $282,088 was paid on the IDR bond debt due July 1, 2004. The above table reflects the July 1, 2003 and 2004 payments on the IDR bond. The Company's share of the principal payment due under the IDR bond on July 1, 2005, is $297,336. With the amendment of the Joint Debtor Agreement between the Company and Kings Brothers, LLC, Kings Brothers' portion of the outstanding principal due under the IDR bond was prepaid on March 8, 2005 and was applied to the entire principal installment due July 1, 2005. As a result, the Company does not have a principal installment to pay on July 1, 2005 under the IDR bond, and instead the Company's next installment in the amount of $405,000 will be due July 1, 2006.

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

On April 18, 2003, the Company established a stock repurchase program under which the Company may purchase on the open market the lesser of the aggregate value of $1,000,000 or 1,000,000 shares in compliance with Rule 10b-18 until September 30, 2005, as extended by the board of directors during the annual meeting held on May 18, 2004, and we have reallocated proceeds for this program. From July 2003 through December 31, 2003, under the repurchase program the Company repurchased 44,500 shares of our common stock on the open market at an average price of $0.65. From January 1 through December 31, 2004, under the repurchase program the Company has repurchased 40,200 shares of our common stock on the open market at an average price of $0.68. From January 1 through March 31, 2005, the Company has not repurchased any of our common stock. Since the inception of the repurchase program the Company has repurchased 84,700 shares of our common stock for $56,133 and at an average price of $0.66. There remains $943,867 available for future common stock repurchases, as authorized by the board of directors.


--------------------------------------------------------------------------------------------------
                        ISSUER (MARKET) PURCHASE OF EQUITY SECURITIES
--------------------------------------------------------------------------------------------------
                                                                            Maximum Number
                                                       Total Number of      (or Approximate
                                                       Shares Purchased     Dollar Value) of
                       Total Number    Average Price   as Part of Publicly  Shares that May Be
                         of Shares        Paid per     Publicly  Announced  Purchased Under the
      Period             Purchased       Share ($)     Plans or Programs    Plans or Programs
-------------------- ---------------- --------------- -------------------- -----------------------
During 2003 (1)               59,500       0.69                  59,500

During 2004                   40,200       0.68                  40,200
                     ---------------- --------------- -------------------- -----------------------
During 2005
  January                          0         --                       0
  February                         0         --                       0
  March                            0         --                       0
                     ---------------- --------------- -------------------- -----------------------
Total 2005                         0         --                       0             1,000,000
                     ---------------- --------------- -------------------- -----------------------
Total                         99,700       0.66                  99,700             1,000,000


(1) Includes 15,000 shares purchased by Jui-Chi Wang, who may be deemed to be an affiliated purchaser under Rule 10b-18. These shares are not included in the Company's stock repurchase program.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6 -EXHIBITS
(a) EXHIBITS

Exhibit
   No.         Description
--------       -----------
  2.1          Merger  Agreement  and Plan of  Reorganization  dated May 16,
               2000, by and between Advatex  Associates,  Inc.,  Logical Imaging
               Solutions  Acquisition  Corp.,  Color Imaging  Acquisition Corp.,
               Logical  Imaging   Solutions,   Inc.,  and  Color  Image,   Inc.,
               incorporated by reference to the  Registrant's  Form 8-K filed on
               July 17, 2000.
  2.2          Amendment   No.   1  to  the   Merger   Agreement   and  Plan  of
               Reorganization dated June 15, 2000,  incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.
  2.3          Amendment   No.   2  to  the   Merger   Agreement   and  Plan  of
               Reorganization dated June 26, 2000,  incorporated by reference to the Registrant's Form 8-K filed on July 17, 2000.
  2.4(1)       Share Exchange  Agreement  dated as of September 11, 2002 between
               Color Imaging,  Inc.,  Logical Imaging  Solutions,  Inc., Digital
               Color Print,  Inc., and the  shareholders of Digital Color Print,
               Inc.,   incorporated   by   reference   to  Exhibit  2.1  to  the
               Registrant's Form 8-K filed September 26, 2002.
  2.5          Amendment No. 1 to Share Exchange Agreement dated as of September
               20, 2002 between Color Imaging,  Inc., Logical Imaging Solutions,
               Inc.,  Digital Color Print, Inc., and the shareholders of Digital
               Color Print,  Inc.,  incorporated  by reference to Exhibit 2.2 to the Registrant's Form 8-K filed September 26, 2002.
  3.1          Certificate  of  Incorporation,   incorporated  by  reference  to
               Exhibit 3.1 to the Registration statement on Form SB-2 filed July
               15, 2002.
  3.2          Bylaws, incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 2002.
  4.1          Stock  Purchase  Agreement  between  the  Company and Wall Street
               Consulting  Corp.   dated  October  30,  2001,   incorporated  by
               reference  to Exhibit 4.1 to the  Registration  statement on Form
               SB-2 filed May 31, 2002.
  4.2          Promissory Note of Wall Street Consulting Corp. dated October 30,
               2001,   incorporated   by   reference   to  Exhibit  4.2  to  the
               Registration statement on Form SB-2 filed May 31, 2002.
  4.3          Form of Warrant issued to Selling  Stockholders,  incorporated by reference  to Exhibit 4.3 to the  Registration  statement on Form
               SB-2 filed November 28, 2001.
  4.4          Development  Authority  of Gwinnett  County,  Georgia  Industrial
               Development  Trust Indenture dated June 1, 1999,  incorporated by reference to Exhibit 4.27 to the  Registration  statement on Form
               SB-2 filed May 31, 2002.
  4.5          Loan  Agreement  between the Company,  Kings Brothers LLC and the
               Development  Authority of Gwinnett County,  Georgia dated June 1,
               1999,   incorporated   by   reference  to  Exhibit  4.28  to  the
               Registration statement on Form SB-2 filed May 31, 2002.
  4.6          Joint  Debtor  Agreement  dated June 28,  2000 by and among Color
               Image, Inc., Kings Brothers, LLC, Dr. Sueling Wang, Jui-Chi Wang,
               Jui-Kung Wang, and Jui-Hung  Wang,  incorporated  by reference to
               Exhibit  4.28 to the  Registration  statement  on Form SB-2 filed
               February 11, 2002.
  4.7          First  Amendment to Joint Debtor  Agreement dated January 1, 2001 by and among Color  Imaging,  Kings  Brothers,  LLC, Dr.  Sueling
               Wang,   Jui-Chi  Wang,   Jui-Kung   Wang,   and  Jui-Hung   Wang,
               incorporated by reference to Exhibit 4.29 to the Registration statement on Form SB-2 filed February 11, 2002.

Exhibit
   No.         Description
--------       -----------
   4.8         $500,000  Promissory  Note between Color Imaging and Sueling Wang dated March 14, 2002, incorporated by reference to Exhibit 4.34 to the Registration statement on Form SB-2 filed April 11, 2002.
   4.9         $500,000  Promissory Note between Color Imaging and Jui Hung Wang dated August 21, 2002, incorporated by reference to Exhibit 4.50 to the Registration statement on Form SB-2 filed October 2, 2002.
   4.10        $100,000  Promissory  Note between Color Imaging and Jui Chi Wang dated August 21, 2002, incorporated by reference to Exhibit 4.51 to the Registration statement on Form SB-2 filed October 2, 2002.
   4.11        First Note Modification  Agreement between Sueling Wang and Color
               Imaging  dated  August 27,  2002,  incorporated  by  reference to
               Exhibit  4.52 to the  Registration  statement  on Form SB-2 filed
               October 2, 2002.
   4.12        Amended and restated  $1,500,000  revolving  note  between  Color
               Imaging and SouthTrust Bank dated June 16, 2003, incorporated by reference to Exhibit 4.12 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.
   4.13        Amended and restated  loan and security  agreement  between Color
               Imaging and SouthTrust Bank dated June 16, 2003, incorporated by reference to Exhibit 4.13 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.
   4.14        Amendment to Loan Documents  between Color Imaging and SouthTrust
               Bank dated June 29,  2004,  incorporated  by reference to Exhibit
               4.14 to the Registrant's Form 10-Q for the quarter ended June 30, 2004.
   10.1        Second  Amendment to Joint  Debtors  Agreement by and between the
               Registrant and Kings Brothers LLC,  incorporated  by reference to
               Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed
               On March 15, 2005.
   31.1+       Chief executive officer's  certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   31.2+       Chief financial officer's  certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1+       Chief executive officer's  certification  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2+       Chief financial officer's  certification  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                   COLOR IMAGING, INC.



                                   /S/ JUI-KUNG WANG
                                   --------------------------------------
April 21, 2005                     Jui-Kung Wang
                                   Chief Executive Officer



                                   /S/ MORRIS E. VAN ASPEREN
                                   --------------------------------------
                                   Morris E. Van Asperen
                                   Executive Vice President and
                                   Chief Financial Officer