Form 10-Q/A
period 2005-03-31
COLOR IMAGING INC
filed 2005-05-11
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                Amendment No. 1

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

We are filing this Amendment No. 1 to our Form 10-Q for the quarter ended March 31, 2005, filed with the Securities and Exchange Commission (the "SEC") on April 22, 2005 (the "Original Filing") to correct a typographical error on the Statement of Cash Flows. The Deferred Income Taxes in the cash flows from operating activities section of the statement was erroneously reported as $121,800 and should have been reported as $101,800.

As a result of these amendments,  the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and refiled as of the date of this Form 10-Q/A. Except for the amendments described above, this Form 10-Q/A does not modify or update the other disclosures in, or exhibits to, the Original Filing.


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
                                                  ============       ============


See accompanying notes

                              COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                2005            2004
                                                            ------------    ------------
Cash flows from operating activities:
  Net income                                                $   221,041     $   102,530
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                           152,552         148,404
        Deferred income taxes                                   101,800          66,950
    Decrease (increase) in:
        Accounts receivable and other receivables              (367,724)       (469,617)
        Inventories                                            (476,533)        (32,343)
        Prepaid expenses and other assets                       651,612         305,320
    Increase (decrease) in:
        Accounts payable and accrued liabilities                540,895        (527,299)
                                                            ------------    ------------
        Net cash provided by (used in) operations               823,643        (406,055)
                                                            ------------    ------------

Cash flows (used in) investing activities:
     Capital expenditures                                      (196,662)       (125,338)
     Other asset re: potential transaction                      (10,364)             --
                                                            ------------    ------------
        Net cash (used in) investing activities                (207,026)       (125,338)
                                                            ------------    ------------
Cash flows from financing activities:
  Repurchase of common shares and warrants                           --         (13,105)
  Net (payments) under related party borrowings                 (67,816)        (97,315)
  Net (payments) under IDR Bond                                (650,000)             --
  Principal payments of long-term debt                           (1,473)         (1,361)
  Deferred costs re: potential transaction                      (23,572)             --

                                                            ------------    ------------
        Net cash (used in) financing activities                (742,861)       (111,781)
                                                            ------------    ------------
        Net (decrease) in cash                                 (126,244)       (643,174)

Cash at beginning of year                                     2,044,989       2,213,830
                                                            ------------    ------------
Cash at end of period                                       $ 1,918,745     $ 1,570,656
                                                            ============    ============

Supplemental disclosure of cash flow Information:

         Cash paid during the period for:
         Interest and financing expense                     $    20,633     $    20,411
                                                            ============    ============
         Income taxes                                       $         0     $         0
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

                                   COLOR IMAGING, INC.



                                   /S/ JUI-KUNG WANG
                                   --------------------------------------
May 11, 2005                       Jui-Kung Wang
                                   Chief Executive Officer



                                   /S/ MORRIS E. VAN ASPEREN
                                   --------------------------------------
                                   Morris E. Van Asperen
                                   Executive Vice President and
                                   Chief Financial Officer