Form 10-Q
period 2005-06-30
COLOR IMAGING INC
filed 2005-07-21
CIK 820906

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 2005

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       for the transition period from _______________ to _________________

                         Commission file number 0-18450

                       SECURITIES AND EXCHANGE COMMISSION

                               COLOR IMAGING, INC.
             (Exact name of registrant as specified in its charter)



               Delaware                               13-3453420
--------------------------------------   ---------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


4350 Peachtree Industrial Blvd, Suite 100
             Norcross, GA                               30071
------------------------------------------          -------------
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

As of July 21, 2005, there were 12,697,805 shares outstanding of Common Stock.

                               COLOR IMAGING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005



                                      INDEX



PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets at June 30, 2005
          (Unaudited) and December 31, 2004(Audited)...........................3
          Condensed Statements of Operations (Unaudited)
          for the Three and Six Months ended June 30, 2005 and 2004............4
          Condensed Statements of Cash Flows (Unaudited)
          for the Six Months ended June 30, 2005 and 2004......................5
          Notes to Interim Unaudited Condensed Financial
          Statements ..........................................................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................11
Item 3.   Quantitative and Qualitative Disclosures about Market Risks.........29
Item 4.   Controls and Procedures.............................................30



PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................31
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.........31
Item 3.   Defaults Upon Senior Securities.....................................33
Item 4.   Submission of Matters to a Vote of Security Holders.................33
Item 5.   Other information ..................................................33
Item 6.   Exhibits ...........................................................34
Signatures....................................................................36
Exhibits

                          PART I: FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               COLOR IMAGING, INC.
                            CONDENSED BALANCE SHEETS


                                                                              30-Jun-05                31-Dec-04
                                                                             (Unaudited)               (Audited)
                                                                           ---------------           ---------------
                                 - ASSETS -
CURRENT ASSETS:
        Cash                                                                $  2,233,108              $  2,044,989
        Accounts receivable - net of allowance for doubtful accounts
          of $94,201 and $93,201 for 2005 and 2004, respectively               2,887,146                 2,412,354
        Inventories                                                            5,783,598                 4,854,939
        Related party portion of IDR bond - current                                   --                    92,664
        Other current assets                                                     181,092                   106,618
                                                                           ---------------           ---------------
                            TOTAL CURRENT ASSETS                              11,084,944                 9,511,564
                                                                           ---------------           ---------------

PROPERTY, PLANT AND EQUIPMENT - NET                                            6,650,562                 6,601,832
                                                                           ---------------           ---------------
OTHER ASSETS:
       Related party portion of IDR bond                                              --                   554,764
       Deferred charges                                                           90,967                       --
       Other assets                                                               19,877                    27,864
                                                                           ---------------           ---------------
                                                                                 110,844                   582,628
                                                                           ---------------           ---------------
                                                                            $ 17,846,350              $ 16,696,024
                                                                           ===============           ===============
                     - LIABILITIES & STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
       Revolving credit lines                                               $         --              $         --
       Accounts payable                                                        2,403,329                 1,625,282
       Current portion of notes payable                                            6,315                     6,071
       Current portion of notes payable - related parties                             --                    67,816
       Current portion of bonds payable                                               --                   390,000
       Other current liabilities                                                  82,152                     7,500
                                                                           ---------------           ---------------
                            TOTAL CURRENT LIABILITIES                          2,491,796                 2,096,669
                                                                           ---------------           ---------------
LONG TERM LIABILITIES:
       Notes payable                                                               2,218                     5,438
       Bonds payable                                                           2,075,000                 2,335,000
       Deferred tax liability                                                    955,250                   602,450
                                                                           ---------------           ---------------

                           TOTAL LONG TERM LIABILITIES                         3,032,468                 2,942,888
                                                                           ---------------           ---------------

TOTAL LIABILITIES                                                              5,524,264                 5,039,557
                                                                           ---------------           ---------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Common stock, $.01 par value,  authorized  20,000,000 shares;
         12,697,805 and 12,690,305 shares issued and outstanding
         at 2005 and 2004                                                        126,978                   126,903
       Additional paid-in capital                                             12,685,447                12,681,472
       Accumulated deficit                                                      (490,339)               (1,151,908)
                                                                           ---------------           ---------------
                                                                              12,322,086                11,656,467
                                                                           ---------------           ---------------
                                                                            $ 17,846,350              $ 16,696,024
                                                                           ===============           ===============

                             See accompanying notes

                                           COLOR IMAGING, INC.
                                  CONDENSED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                  THREE MONTH PERIODS ENDED          SIX MONTH PERIODS ENDED
                                 ------------------------------  ------------------------------
                                    30-JUN-05       30-JUN-04      30-JUN-05       30-JUN-04
                                 --------------  --------------  --------------  --------------
SALES                             $ 5,967,357     $ 5,669,139     $11,596,344     $11,270,356

COST OF SALES                       3,933,635       4,142,981       7,765,702       8,338,165
                                 --------------  --------------  --------------  --------------
GROSS PROFIT                        2,033,722       1,526,158       3,830,642       2,932,191
                                 --------------  --------------  --------------  --------------
OPERATING EXPENSES

    Administrative                    321,626         342,365         708,231         739,033
    Deferred charge write-off          30,364              --          80,364              --
    Research & development            290,962         290,927         584,859         601,103
    Sales & marketing                 668,286         606,018       1,429,534       1,204,102
                                 --------------  --------------  --------------  --------------
                                    1,311,238       1,239,310       2,802,988       2,544,238
                                 --------------  --------------  --------------  --------------
INCOME FROM OPERATIONS                722,484         286,848       1,027,654         387,953
                                 --------------  --------------  --------------  --------------

OTHER INCOME  (EXPENSE)
    Other income (expense)            ( 3,753)         65,850          38,095         159,430
    Financing expenses                (27,203)        (23,132)        (51,380)        (47,087)
                                 --------------  --------------  --------------  --------------
                                      (30,956)         42,718         (13,285)        112,343
                                 --------------  --------------  --------------  --------------

INCOME BEFORE TAXES                   691,528         329,566       1,014,369         500,296
PROVISION FOR INCOME TAXES            251,000         131,900         352,800         200,100
                                 --------------  --------------  --------------  --------------
NET INCOME                        $   440,528     $   197,666     $   661,569     $   300,196
                                 ==============  ==============  ==============  ==============

     INCOME PER COMMON SHARE
        Basic                     $       .03     $       .02     $       .05     $       .02
        Diluted                           .03             .02             .05             .02
                                 --------------  --------------  --------------  --------------
                                  $       .03     $       .02     $       .05     $       .02
                                 ==============  ==============  ==============  ==============

      WEIGHTED AVERAGE
      SHARES OUTSTANDING
        Basic                      12,692,305      12,701,338      12,691,305      12,710,236
        Assumed conversion            113,000              --         111,514              --
                                 --------------  --------------  --------------  --------------
                                   12,805,305      12,701,338      12,802,819      12,710,236
                                 ==============  ==============  ==============  ==============

                             See accompanying notes

                              COLOR IMAGING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIODS ENDED JUNE 30
                                   (UNAUDITED)

                                                              2005                2004
                                                         -------------        -------------
Cash flows from operating activities:
  Net income from continuing operations                   $   661,569          $   300,196
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           308,002              292,648
      Deferred income taxes                                   352,800              198,850
  Decrease (increase) in:
        Accounts receivable and other receivables            (474,792)          (1,191,476)
        Inventories                                          (928,659)            (549,380)
        Prepaid expenses and other assets                     580,941               81,543
  Increase (decrease) in:
        Accounts payable and accrued liabilities              852,699              605,811
                                                         -------------        -------------
        Net cash provided by (used in)
               operating activities                         1,352,560             (261,808)
                                                         -------------        -------------

Cash flows (used) in investing activities:
     Capital expenditures                                    (356,732)            (152,878)
                                                         -------------        -------------
        Net cash (used) in
             investing activities                            (356,732)            (152,878)
                                                         -------------        -------------
Cash flows from financing activities:
  Net proceeds from exercise of common stock options            4,050                   --
  Repurchase of common shares and warrants                         --              (23,395)
  Going private transaction expense                           (90,967)                  --
  Principal payments on related party borrowings              (67,816)            (195,754)
  Principal payments of long-term debt                       (652,976)              (2,751)
                                                         -------------        -------------
         Net cash (used in)
             financing activities                            (807,709)            (221,900)
                                                         -------------        -------------
Net increase (decrease) in cash                               188,119             (636,586)

Cash at beginning of year                                   2,044,989            2,213,830
                                                         -------------        -------------
Cash at end of period                                     $ 2,233,108          $ 1,577,244
                                                         =============        =============

                             See accompanying notes

                               COLOR IMAGING, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

During the six months ended June 30, 2005 and 2004, the Company granted 0 and 465,000 options, respectively, to directors, officers and employees. On June 6, 2005 options granted to an employee on May 18, 2004, at an exercise price of $0.54 per share to purchase 7,500 shares of the Company's common stock were exercised, while options granted June 28, 2000 to purchase 225,000 shares of the Company's common stock at an exercise price of $2.00 per share lapsed, and 2,500 unvested options granted May 18, 2004, at an exercise price of $.54 lapsed upon the retirement of an employee. The fair value of options granted is estimated on the date of the grant using the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the average vesting period of the options.

The following table illustrates the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and vested awards in each period:

                                                Six Months June 30,
                                              2005                 2004
                                         ------------          ------------
Net income, as reported                    $661,569              $300,196
Less: Pro forma stock based
   compensation expense - net of tax         50,791                47,777
                                         ------------          ------------
Pro forma net income                       $610,778              $252,419
                                         ============          ============
Basic Earnings per share:
    As reported                              $ 0.05                $ 0.02
    Pro forma                                $ 0.05                $ 0.02

Diluted Earnings per share:
    As reported                              $ 0.05                $ 0.02
    Pro forma                                $ 0.05                $ 0.02

In computing the number of options exercisable, shares of common stock subject to options or warrants that are currently exercisable or will become exercisable within 60 days of the date of this report are deemed outstanding. The following is a summary of total outstanding and exercisable options and stock warrants at June 30, 2005:


                                           Options and Warrants Outstanding      Options and Warrants Exercisable
                                                             Weighted-Average
Range of Exercise                         Weighted-Average        Remaining                      Weighted-Average
    Prices                   Number       Exercise Price     Contractual Life        Number       Exercise Price
---------------------      ---------     ----------------   -------------------   -----------    ----------------
Options $0.45-$2.75        1,175,000           $1.52             3.63 years          958,750           $1.69
Warrants $2.00               100,000           $2.00             0.03 years          100,000           $2.00
                                         ----------------   -------------------   -----------    ----------------
Options and warrants       1,275,000           $1.56             3.35 years        1,058,750           $1.72
                                         ================                                        ================

On July 10, 2005, the above listed warrants expired without being exercised.


NOTE 3. INVENTORIES

Inventories consisted of the following components as of June 30, 2005 and December 31, 2004:


                                    June 30, 2005       December 31, 2004
                                  -----------------     -----------------
Raw materials                       $  1,565,845          $    945,311
Work-in-process                        1,827,525             1,464,875
Finished goods                         2,484,086             2,526,370
Obsolescence allowance                   (93,858)              (81,617)
                                  -----------------     -----------------
     Total                          $  5,783,598          $  4,854,939
                                  =================     =================


NOTE 4. CHANGES TO BORROWING ARRANGEMENTS

The Company has a $1.5 million revolving line of credit, as amended, with an outstanding balance as of June 30, 2005 of $0, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of June 30, 2005, the interest rate was the one-month Libor rate of 3.34 plus 2.50% (5.84%). This revolving line of credit expired on June 30, 2005, and the Company's bank has proposed to renew the line of credit in the increased amount of $2 million to expire June 30, 2007, at a reduced interest rate of Libor plus 1.85%. Under the proposed renewal of the line of credit, the Company is permitted to borrow up to 75% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $1,000,000 and not to exceed 50% of the total outstanding). The line of credit includes a $500,000 sublimit for import letters of credit.

The Company has a $1.5 million standby letter of credit facility, which expired on June 30, 2005. The bank has proposed to extend this facility in the reduced amount of $1 million to June 30, 2007. On February 6, 2004, the Bank issued an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of a non-affiliated foreign supplier. The letter of credit has automatically renewed and now expires on June 30, 2006. On January 5, 2005, the irrevocable standby letter of credit was amended and reduced by $500,000 to $1 million. On June 29, 2005, the irrevocable standby letter of credit was amended and reduced by $300,000 to $700,000.

The Company has requested that the Bank provide the Company with a $1 million guidance line, $500,000 for each of the next two years, for the refinancing of either existing equipment, including the principal amounts due in 2006 and 2007 on the industrial development bond (see also Note 9(B)), or the acquisition of eligible capital equipment. Under the guidance line approved by the Bank, amounts advanced would be payable interest only during the fiscal year in which advanced at the one-month Libor rate plus 1.85% and then be converted to a term loan with level principal payments over five years.

The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the obligations under the line of credit, supplier standby letter of credit and industrial revenue bond standby letter of credit. The Bank agreement also contains various covenants that the Company is required to maintain, and as of June 30, 2005, the Company was in compliance with these covenants.

NOTE 5. SIGNIFICANT CUSTOMERS

In the six month period ended June 30, 2005, one customer accounted for 12% of net sales. The Company does not have a written or oral contract with this customer. All sales are made through purchase orders. Accounts receivable from this customer at June 30, 2005, was $162,719. A new foreign customer of the Company accounted for 3% of net sales for the six months ended June 30, 2005, while accounts receivable from this foreign customer was $332,667, or 12% of accounts receivable, at June 30, 2005. The Company has $250,000 of credit insurance on the receivables due from this foreign customer.

NOTE 6. SIGNIFICANT SUPPLIERS

In the six months ended June 30, 2005, the Company purchased 34% and 16% of its raw materials, components and supplies from two foreign suppliers with the former being an affiliate. On February 6, 2004, the Company's Bank issued on behalf of the Company an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of its largest non-affiliated foreign supplier. On January 5, 2005, the irrevocable standby letter of credit was amended and reduced by $500,000 to $1 million. On June 29, 2005, the irrevocable standby letter of credit was amended and reduced by $300,000 to $700,000. At June 30, 2005, accounts payable to these suppliers were $876,703 and $325,669, respectively (see also Note 9(C)).

NOTE 7. DEFERRED CHARGES:

The Company, in connection with investigating strategic alternatives has incurred certain costs which have been deferred and which will be charged against the costs of the transaction or charged to expense in the event the transaction is not completed.

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

During the six months ended June 30, 2005, the Company incurred charges aggregating $80,364 in connection with fees and costs related to exploring a possible merger transaction. The Company did not consummate this merger and as of June 30, 2005, wrote off such deferred costs. The deferred charges in the amount of $90,967 shown on the Company's balance sheet as of June 30, 2005, represent costs incurred in connection with the Company's proposed "going private" transaction in the form of a reverse stock split. If that transaction is approved by the stockholders and consummated, these costs will be treated as a portion of the acquisition cost of the shares cashed out in the reverse stock split.

NOTE 8. FINANCIAL REPORTING FOR BUSINESS SEGMENTS:

The Company believes that its operations are in a single industry segment involving the development and manufacture of products used in electronic printing. All of the Company's assets are domestic. The sales to unaffiliated customers by geographic region from continuing operations for the six-month periods ended June 30 are as follows:


                                        2005                2004
                                    -----------         -----------
Sales to Unaffiliated Customers:
United States                       $ 5,245,688   45%   $ 5,985,626   53%
Europe/Eastern Europe                 4,531,172   39%     2,730,799   24%
Mexico                                  669,412    6%     1,663,119   15%
Asia/Southeast Asia                     575,353    5%       556,494    5%
South America                            68,252    1%        92,337    1%
Others                                  506,467    4%       241,981    2%
                                    -----------         -----------
Total                               $11,596,344  100%   $11,270,356  100%
                                    ===========         ===========

NOTE 9. RELATED PARTY TRANSACTIONS:

(A)  LEASE:

Directors, Jui-Hung Wang, Jui-Kung Wang, Sueling Wang and Jui-Chi Wang, own Kings Brothers, LLC, the landlord from which the Company leases its Norcross, Georgia, plant. The real property lease agreement between the Company and Kings Brothers, LLC, was entered into on April 1, 1999, and was amended on February 5, 2003, extending the expiration date from March 31, 2009 to March 31, 2013. The rental payments for the six months ended June 30, 2005 and 2004 were $279,174 and $272,364, respectively.

(B)  INDUSTRIAL DEVELOPMENT REVENUE BOND

On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and Kings Brothers, LLC. The 2.74% revenue bonds, 3.74% inclusive of the 1% letter of credit fee, as of June 30, 2005, are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured, as amended on April 7, 2003, by specific equipment assets of the Company and by real property owned by Kings Brothers, LLC. The bonds, along with the line of credit and term loan, are held by two related financial institutions.

A loan agreement between the Authority and the Company and Kings Brothers, LLC allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to purchase and install certain manufacturing equipment, while $974,128 was used by Kings Brothers, LLC to pay down the mortgage on the real property leased to the Company. The Company and the Related Party are jointly obligated to repay any outstanding debt. Under the Joint Debtor Agreement of June 28, 2000, between the Company and the Kings Brothers, LLC, each has agreed to be responsible to the other for their share of the bond obligations and that any party causing an act of default shall be responsible for 100% of the bond obligations. The amount for which Kings Brothers, LLC is responsible to the Company is reflected in current and other assets of the Company. On March 8, 2005, Kings Brothers, LLC prepaid the then outstanding principal balance attributable to it in the amount of $647,460, and per the amendment to the Joint Debtor Agreement as of that date between the Company and Kings Brothers the prepayment was first applied to the principal due under the bond in the amount of $390,000 on July 1, 2005. Kings Brothers, LLC amounts owed to the Authority are secured by a lien on the real property leased by the Company and by a personal guarantee, as amended, executed by Director and President of the Company, Sueling Wang. As of June 30, 2005, the bond principal outstanding was $2,075,000 and the portion due from Kings Brothers, LLC was $0.

(C)  PURCHASES:

The Company purchased from an affiliate for the three and six months ended June 30, 2005, $1,346,841 and $2,370,101 of all-in-one and injection molded cartridges and accessories for copiers and laser printers. Accounts payable to the affiliate at June 30, 2005, was $876,703.

(D)  MARKETING AND LICENSE AGREEMENT:

On June 1, 2003, the Company entered into a Marketing and Licensing Agreement with its foreign affiliate. Per the Marketing and Licensing Agreement the affiliate agrees to indemnify and hold harmless the Company for any costs and expenses arising from any defective licensed product, and/or any recalled licensed product including litigation arising therefrom. Further the affiliate agrees to credit the Company for product cost, shipping and related expenses arising from any defective licensed product, and/or any recalled licensed product. Effective April 1, 2004, the parties agreed to amend the Marketing and Licensing Agreement to reduce the costs of the product to the Company and to include a royalty payment by the Company to the affiliate based on the net profit realized upon the sale of the products, after certain marketing expenses of the Company. The royalty expense under the Marketing and Licensing Agreement for the three and six months ended June 30, 2005, was $15,003 and $17,060, respectively, for all-in-one imaging, drum and toner cartridges sold by the Company.

(E)  COMMON STOCK

On March 6, 2003, the Company received from Chi Fu Investment Co Ltd $6,075,000 of subscription proceeds for the public sale of 4,500,000 of its common shares at a price of $1.35 per share in its offering on Form SB-2 filed with the Securities and Exchange Commission. Chi Fu Investment Co Ltd is a wholly owned subsidiary of the Company's affiliate, General Plastic Industrial Co., Ltd, and as of June 30, 2004, Company directors Jui-Hung Wang, Jui-Chi Wang and Jui-Kung Wang each owned 8.0%, 8.4% and 1.8%, respectively, of General Plastic Industrial Co., Ltd.

NOTE 10. SUBSEQUENT EVENT

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

Color  Imaging  has  continually  expanded  its product  line and  manufacturing capabilities. This expansion has led to the creation and marketing of black text, color, magnetic character recognition and specialty toner formulations, including aftermarket toners and imaging products for printers and facsimile machines manufactured by Brother(TM), Canon(TM), Fuji-Xerox(TM), Hewlett Packard(TM), Lexmark(TM), Kyocera(TM), Minolta(TM) and Okidata(TM). Color
Imaging also manufactures and/or markets toners for use in Canon(TM), Gestetner(TM), Kyocera/Mita(TM), Konica(TM), Lanier(TM), Minolta(TM), Ricoh(TM), Savin(TM), Sharp(TM), Toshiba(TM) and Xerox(TM) copiers. Color Imaging also offers product enhancements, including imaging supplies that enable standard laser printers to print magnetic character recognition data. Color Imaging markets branded products directly to original equipment manufacturers ("OEMs") and its aftermarket products worldwide to distributors and re-manufacturers of laser printer toner cartridges and to distributors and dealers of copier products.

RECENT DEVELOPMENTS

On April 14, 2005, the Company's Board of Directors approved a reverse split of Color Imaging's common stock, with cash payments for fractional shares held by stockholders with less than one whole share, to be followed immediately by a forward split at the same ratio to effect a going private transaction. Color Imaging has had less than 300 stockholders of record since last year, and if the transaction is approved by Color Imaging's stockholders at its next annual meeting and implemented, Color Imaging would voluntarily terminate the registration of its Common Stock under the Securities Exchange Act of 1934, go private and reasonably assure its remaining private for the foreseeable future. The Board intends to submit the matter to the stockholders with the request that the stockholders give the Board the authority to implement the reverse split using one of three potential ratios: 1-for-1500, 1-for-2500 or 1-for-5000. The forward stock split would be made at the inverse of the ratio selected for the reverse split. This flexibility would allow the Board to achieve the desired benefits for the Company, in light of any intervening changes in the mix of record holders, without having to incur the expense of calling an additional stockholder meeting, and to not go forward with the reverse stock split should conditions change and the Board then determines it is no longer in the best interest of the Company and its stockholders to do so. On May 2, 2005, the Special Committee of the Board of Directors of the Company obtained a fairness opinion, confirming the approved $1.10 price per pre-split share as the price to be paid for the fractional shares cashed out in the going private transaction. The Company has received a conditional consent from its lender that will allow the Company to complete the reverse stock split without violating its debt covenants. In December 2004, the Company ceased making purchases under its previously announced stock repurchase plan. The Board has determined to refrain from any purchases under that plan until after the stockholder meeting and the conclusion of the going private transaction.

The matters discussed in this Form 10-Q related to the going private transaction will be described more fully in a proxy statement to be distributed to the stockholders. Stockholders should refer to that proxy statement. This discussion does not constitute a solicitation for any stockholder's vote. The going private transaction is subject to conditions and uncertainties, including stockholder approval, the Board's determination to proceed with the reverse stock split, the conditions of the consent of the Company's lender and the Company's ability to fund the payment for fractional shares. In addition, the proxy statement for the stockholder meeting is subject to SEC review, and there may be unforeseen delays in implementing the reverse stock split. The Company can give no assurance that it will be able to complete the going private reverse stock split transaction.

BUSINESS COLOR PRODUCTS

Business color (meaning copiers or printers with a separate "black" color as well as the three primary colors of red, blue and yellow) continues to grow with more and more OEM machine introductions, especially in the higher copy or printing speeds where full finishing is needed. We have grown our business color finished product net sales from approximately 9% and 18% of our sales in 2003 and 2004 to approximately 45% and 37% for the three and six months ended June 30, 2005, and we expect our sales from color finished products to continue to increase. The effect of these sales already reflect in our improving gross and operating profit margins, and we expect these margins for year 2005 to surpass those of 2004.

A large portion of the business color copier market has been captured by Ricoh with their "B to C" machine placements. B to C means black to color enabled. Ricoh is also expanding its color printer only market with many new machine introductions. New introductions will be the Ricoh 3000 and 4000 printers which will be added to their current 5000, 7000 and 7100 printer line. Ricoh's intent, we believe, is to upgrade their entire machine population to these new versions.

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

In the quarter ended June 30, 2005, we introduced color toners for the Konica/Minolta family of business color copiers. Similar copier engines are used in Konica, Minolta, Kyocera/Mita and Imagistics machines. We have a cartridge that is universal, meaning it fits across this entire product line. Additionally, we introduced separate color cartridges for the new C-350 "bizhub" machine which has been received very well in the marketplace. Also, Print On Demand.COM announced on July 11, 2005, that the Konica/Minolta multifunctional product line was Buyers Laboratories choice for the "Most Outstanding Multifunctional Product Line of the Year," with the BizHub C350 being picked for color. New products coming for this family are the Konica 8050 engine and the new C-500 "bizhub." Here, again, we intend to provide a complete offering of color cartridges for these product lines.

During the third quarter of 2005, we plan to introduce color toner cartridges for the OKI printer line of 5100/7200/9300 printers. OKI has been successful placing this desktop printer and our new universal cartridges will fit many of these new printers. Also during the third quarter we plan to introduce color products for the Sharp 160/270/330 business color machines.

We next intend to expand our business color toner cartridge product line by offering the Canon line of "Business Color" cartridges with the first products to be introduced planned to be Canon C3100 and C3200 color products.

With the rapid introduction of new color multifunctional printers ("MFP's") by the OEMs and the users' and dealers' concern about cost per copy and keeping it down, we are positioning ourselves to be the leading provider of lower cost aftermarket supplies for these successful business color OEM offerings.

ALL IN ONE IMAGING, TONER AND DRUM CARTRIDGES

We introduced during 2003 the all-in-one imaging, toner and drum cartridges manufactured by our foreign affiliate. Through June 30, 2005, the Company's net sales for 100% new all-in-one products were:


   Year         1st Quarter      2nd Quarter     3rd Quarter      4th Quarter          TOTAL
-----------     -----------      -----------     -----------      -----------       -----------
   2005          $ 621,817        $ 771,160           N/A             N/A           $ 1,392,977

   2004          $ 158,311        $ 657,771       $ 919,197        $ 772,064        $ 2,507,343

   2003          $      --        $     --        $  64,414        $  64,457        $   128,871

As of June 30, 3005, the backlog of the Company for these products was $158,391.


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

We believe the trends in the electronic printing and photocopying industry affecting original equipment manufacturers ("OEMs") of these devices, include:

(1)  The  introduction  of  products   utilizing   digital  and  color  printing
     technologies as opposed to analog and black text printing.

(2) Offering business color printing solutions at a cost per page that is increasingly competitive.

(3) Reduced selling prices of their devices while increasing their printing speed, functionality and networkability.

(4) Increasing the technological barriers through the use of specialized toners (chemical toners incorporating polyesters and proprietary raw materials), patents and microprocessors (machine readable microchips with internet connectivity for supplies management).

(5) Endeavoring to control the market for consumable supplies through the use of technological barriers to market entry for re-manufacturers of these products or manufacturers of like, new, aftermarket products.

(6) The utilization of prebate (license arrangements) and recycling programs to reduce the number of OEM cartridges available for remanufacture in the aftermarket.

(7) Digital printers and photocopy machines that print at speeds of up to 100 pages per minute will merge into one device, delivering multifunctional capability and color printing that are net-workable at both lower prices and operating costs to the end user.

(8) Consumables for these devices will become increasingly difficult to remanufacture and, for full-color machines, take longer to bring to market, thereby reducing the market share of re-manufacturers and increasing the opportunity of increased market share for newly manufactured finished product and for color toner aftermarket suppliers, such as Color Imaging.

(9)  Increased  machine  reliability,   reducing  the  need  for  dealer  sales,
     maintenance and support.

In our experience, new aftermarket consumable products are typically 25% cheaper than OEM's consumables with like functionality - a savings to the consumer. Seeing that the aftermarket has increasingly gained acceptance as product quality has steadily improved, we believe that Color Imaging is positioning itself to take advantage of these trends, producing 100% new alternatives to the OEM and not subject to the availability of the used core of the OEM toner cartridge.

Color Imaging's solution is, through its own technological capability and that of strategic suppliers, to develop and introduce compatible, newly manufactured, aftermarket products, ahead of other aftermarket competitors, at a price significantly below that of the OEM and make these products increasingly available through distribution channels closer to the end-user.

GROWTH STRATEGY

Our strategy for growing revenue and operating profit is to expand, including through strategic acquisition(s), our printer and copier products business. The key elements of our strategy are:

     (1)  Increase  vertical   integration  by  supplying   complete  toner  and
          cartridge devices.

     (2) Capitalizing on our research and development expertise of producing specialty, color and digital copier and or multifunctional device toners.

     (3) Exploit the efficiencies associated with the investment made in our manufacturing facilities.

     (4) Expanding our sources for products from strategic suppliers that we can add value to, or resell, that complement our product lines.

     (5) Expanding into new geographic markets, including the opening of additional offices, when appropriate, to support sales and increase distribution outlets.

     (6)  Through   the  use,   primarily,   of  an  expanded   direct   selling
          organization, increase our customer base of both distributors and dealers.

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

During 2005, Color Imaging expects to increase its sales of higher margin digital, color toners for certain popular business color copiers and printers. The introduction of a few color products in 2003 and 2004 to be followed by several during 2005 and the expansion of our sales organization is expected to help Color Imaging increase revenues in 2005, offsetting the further loss of revenues from our historically two largest customers of the last several years.

GOALS AND FOCUS FOR THE NEXT FIVE YEARS

We are of the belief that to remain a public company and offer our stockholders both attractive value and liquidity we should have sales of at least $100 million to $150 million per year, earnings before interest, income taxes, depreciation and amortization of $10 million to $20 million and move our stock to a major exchange. We are prepared to grow our Company both internally through the introduction of uniquely competitive products as well as through mergers and or acquisitions, even though such an event could mean a change in our management or control. Some time ago members of our management had conversations with a specialist of the American Stock Exchange and explored the possibility of listing with American Stock Exchange when our sales, profitability and outlook are such that we would benefit from a major exchange listing. We also made casual inquiries of other companies regarding the desirability of merging with us. To date, though one such contact led to a number of discussions and explorations, a confidentiality agreement and the exchange of financial and business information, no definitive understanding or agreement was reached. As a result, we have not been able to grow our business through mergers or acquisitions or significantly from operations, and we have not realized increased value befitting a public company for our stockholders. In January 2005 our board of directors appointed a special committee to consider strategic alternatives. Based on the committee's recommendations, the board of directors of our Company approved a going private transaction on April 14, 2005 (see Recent Developments and our Form 8-K filed with the SEC on April 19, 2005), subject to stockholder approval. However, there can be no assurance that the Company can complete the going private transaction and achieve the savings or benefits envisioned by management.

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

In 2003 we completed a public offering of 4.5 million shares of our common stock, raising over $6 million from our foreign affiliate and introduced 100% new complicated toner cartridges, generally referred to as all-in-one ("AIO") imaging, toner or drum cartridges with their becoming 11% of sales during 2004. And, also, during 2003 we were also the first to introduce aftermarket, full-color, Segment 3 and 4, networked copier/printer/MFP toner products, continued research and development on other such products in 2004 and plan to introduce several such new products in 2005 (refer to Recent Developments herein).

To our knowledge we are the only source for these full-color toner products worldwide, other than the OEMs. As a result, we stemmed the pattern of declining sales in 2004. During the six months ended June 30, 2005 compared to the same period in 2004, sales from our historically two largest customers declined approximately $2,230,000, or 56%, while net sales to our other customers increased by approximately $3,100,000, or 46%.

Over the past five years, we have transformed our business by moving from bulk to finished products and from laser printer to copier products, building a larger and more effective sales and customer support organization, while adding copier dealers and distributors to our customer list, expanding our international sales from approximately 10% of sales to now over 50% of our net sales. In addition we have developed and successfully marketed our business color toner products, growing this product line from approximately 2% of total sales in 2002, to 9%, 18% and 37% in 2003, 2004 and for the six months ended June 30, 2005, respectively. We believe these products will provide approximately 40% of our total revenues during the full 2005 year.

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

While 100% new all-in-one ("AIO") products are important incremental sales, full-color ("business color") finished toner products without competition from others except the OEMs for the "sweet-spot" of digital multi-functional copiers/printers, will make the largest contribution to increasing sales and profitability.

WHY 100% NEW PRODUCTS AND PRODUCT TRENDS

While remanufactured or refurbished ("remanufactured") toner cartridges for use in printers generally have 30% of the market in units and 25% in dollar value and are just now being introduced for use in copiers, remanufactured cartridges have a perception with the users from past experience of being of inferior quality even though they offer a cost savings. The quality of the some 2,500 remanufacturers in the U.S. is, by its nature, inconsistent and certain cartridges cannot be readily remanufactured due to the technology utilized by the OEMs. Contributing to the perception of poorer quality for these products is the fact that remanufacturers will not always replace all of the worn parts in a particular cartridge. The dilemma is that if too few parts are changed the cartridge could fail prematurely or not deliver the required print quality, while changing all of the parts subject to wear not only increases the cost of the product but also can result in more variation in print performance compared to that of the OEM. While users may save 25% or more by using a remanufactured cartridge, as a result of past and existing quality issues remanufactured product have consistently enjoyed only a 30% share of the market, leaving 70% of the users buying 100% new product from the OEM. Other than the OEM's better branding, having substantially greater distribution for their products and recycling programs taking empty cores out of the market, other factors contributing to the users opting for the OEM, or new product, over remanufactured includes the inconsistent availability of remanufactured cartridges and market confusion from the marketing of remanufactured cartridges as compatible, remanufactured, refurbished, new drum, 100% new parts, or other descriptions, and a wide range of prices, all of which leave the user wondering what is being purchased.

Increasingly, the OEMs have moved to prevent aftermarket companies from supplying alternatives to their product. The OEMs accomplish this by increasing the technological barriers with patents, chemical toners and computer chips, and a few have used licensing arrangements (prebate programs) for their product (Lexmark and recently Dell Computers) to make the remanufacture of their cartridges illegal. In addition, recycle programs designed to get the OEM's cartridge back from the user, effectively keeping it away from remanufacturers, are growing worldwide. While recycle programs are touted as being protective of the environment, and they are, their effect is to reduce competition from remanufacturers by taking cartridges off the market. On the other hand, a 100% new product priced lower than the OEM and competitively with remanufactured cartridges, redesigned so as not to infringe on the OEM's intellectual property, is not subject to many of the above mentioned problems. Further, with our improved financial strength, significant trade support from our affiliated foreign supplier and expected profitability of our color products, we believe we will not need additional financial resources to realize our goals, except perhaps the needs that may arise should we be successful in identifying and completing a merger or acquisition.

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

STOCKHOLDER VALUE, LIQUIDITY AND MERGERS OR ACQUISITIONS

Many of our stockholders invested in our private placement that closed in 2001 at a price per share of $2.00 per share and in 2003 our public offering of 4,500,000 shares of our common stock at $1.35 per share. We believe that these and our other stockholders are expecting a return on their investment and a more liquid market for our stock. In 2002 we divested ourselves of a subsidiary that was losing money and had required investments by us of some $2.35 million. Its new owner acquired several hundred thousand shares of our common stock in an exchange thereafter, and it and its management have been selling these shares in the market since 2003, including through the first quarter of 2005, contributing to the decline in our stock price of from over $2.00 per share during 2002 to the low of $0.30 in March 2003. Though the divestiture of the subsidiary, the completion of our public offering and our improved operations significantly improved the financial condition of the Company, our stock price languished and on April 18, 2005, prior to our announcing our intent to go private, closed at $0.55. With the belief that our common shares were undervalued and represented a good use of some of the Company's working capital, in 2002 our Board of Directors approved through September 30, 2004, the repurchase of up to the lesser of $1 million or 1 million shares of our common stock. During 2004 our Board of Directors approved the extension of our stock repurchase program to September 30, 2005, and from inception, until repurchases were suspended by the Company in December 2004 when it was believed that either a merger or going private transaction was likely, the Company has repurchased 84,700 of the Company's common shares at a cost of approximately $56,100 and at an average price of $0.66. The Company will not purchase any additional shares on the market until the going private transaction approved by the board on April 14, 2005, is concluded or abandoned.

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

At this time there are no definitive proposals for a merger transaction, though we continue to seek out and engage in discussions with prospective merger or acquisition candidates and previously formed a special committee of the board of directors to investigate strategic alternatives, including going private. We have found that as a result of our being public, it is more difficult for a private company to be merged with us, due to the requirements of the Sarbanes-Oxley Act of 2002 and other securities laws and regulations. There can be no assurance that any merger or going private transaction will be completed.

OVERVIEW

The following discussion and analysis should be read in conjunction with our financial data and our Financial Statements and notes appearing elsewhere in this report.

Net sales for the three months ended June 30, 2005, increased by approximately $298,000, or 5%, to $6.0 million compared to 2004. Net sales for six months ended June 30, 2005 increased by approximately $326,000, or 3%, to $11.6 million compared to 2004. Net sales in 2005 increased primarily due to increased sales from the Company's copier and all-in-one products, more than offsetting the decline in sales from the sales of our historically two largest customers from approximately $3,989,000 for the six months ended June 30, 2004, to approximately $1,760,000 for the same period in 2005, a decrease of approximately 56%. Sales to these customers consist primarily of analog copier products, and as a result are expected to decline over time. In the three and six month periods ended June 30, 2005, our net sales were primarily generated from the sale of finished consumable products for electronic printers and photocopying machines and comprised approximately 81% and 79% of net sales, respectively. For the three and six month periods ended June 30, 2004, our net sales from the sale of finished products comprised approximately 73% and 69% of net sales, respectively.

Net sales made outside of the United States for the three and six month periods ended June 30, 2005, were approximately $3,354,000 and $6,350,000, respectively, or 56% and 55% of total sales, and increased by approximately $0.5 million, or 17%, and $1.1 million, or 20%, over the same periods in 2004. This increase in international sales resulted primarily from the increase in sales to customers other than our historically two largest customers.

The following table reflects the consolidated new orders, net of cancellations, revenues and backlog as of the beginning and end of the three and six months ended June 30, 2005, as well as for Color Imaging's two general product lines.

                             Backlog                              Backlog
                             at start                             at end
                               of          New         Net          of
                             Period       Orders     Revenue      Period
                             --------    --------    --------    --------
                                         (IN THOUSANDS OF DOLLARS)
Three Months June 30, 2005:
  Copier Products            $  1,173    $  5,129    $  5,125    $  1,177
  Printer Products                385         890         842         433
                             --------    --------    --------    --------
     Total                   $  1,558    $  6,019    $  5,967    $  1,610
                             ========    ========    ========    ========

                                         (IN THOUSANDS OF DOLLARS)
Six Months June 30, 2005:
    Copier Products          $  1,404    $  9,566    $  9,792    $  1,178
    Printer Products              547       1,689       1,804         432
                             --------    --------    --------    --------
     Total                   $  1,951    $ 11,255    $ 11,596    $  1,610
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

VALUATION ALLOWANCE FOR ACCOUNTS RECEIVABLE. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on historical experience, credit evaluations and specific customer collection issues we have identified. Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results. For the years ended December 31, 2004, 2003 and 2002 our write-offs were approximately $19,638, $41,339 and $8,733, or averaged less than $20,000 per year. As of June 30, 2005, we had $2,887,146 of accounts receivable net of a $94,201 allowance.

INVENTORY VALUATION. Our inventories are recorded at the lower of standard cost or the current estimated market value. As with any manufacturer or wholesaler, economic conditions, cyclical customer demand, product introductions or pricing changes of our competitors and changes in purchasing or distribution can affect the carrying value of inventory. Demand for our products has fluctuated significantly and may do so in the future, which could result in an increase in the cost of inventory or an increase in excess inventory quantities on hand. As circumstances warrant, we record lower of cost or market inventory adjustments. In some instances these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns, estimated fair value and, in the case of toner products, whether or not they can be reformulated and manufactured into other products, and record any adjustment if estimated fair value is below cost. Through periodic review of each of our inventory categories and by offering markdowns or closeout pricing, we regularly take steps to sell off slower moving inventory to eliminate or lessen the effect of any lower of cost or market adjustment. If assumptions about future demand or actual market conditions are less favorable than those projected by management, write-downs of inventory could be required, and there can be no assurance that future developments will not necessitate further write-downs. For the years ended December 31, 2004, 2003 and 2002 we made inventory obsolescence reserves of $280,000, $275,000 and $240,000, totaling $795,000, or an average of $265,000 per year, and we have written-down or disposed of approximately $296,000, $212,000 and $279,000 for the same period for a total of $787,000 of inventory, or an average of $262,000 per year. Our experience over the last few years has indicated an obsolescence rate of approximately $20,000 per month. As of June 30, 2005, we had approximately $5,780,000 of inventory net of approximately a $93,900 provision.

VALUATION OF LONG-LIVED ASSETS. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of our long-lived assets, such as our investment in our toner manufacturing equipment. Our manufacturing equipment is suitable for, and is used to make, a large number of products, and as such we have not experienced any impairment due to the discontinuation of any product(s). During the years 2000 through 2002 we moved and expanded our manufacturing facilities, upgrading the technologies we employ, and during 2003 we continued to upgrade and take out of service equipment that has reached its useful life or was no longer competitive, which usually was fully depreciated. We have approximately $8.3 million invested in such equipment and plant improvements, with a carrying value of $6.1 million, that have estimated lives of up to twenty years. Should competing technologies or offshore competitors cause our manufacturing technology to be non-competitive, or should other events or circumstances indicate that the carrying amount of these assets would not be recoverable, the estimated life of these assets may need to be shortened and their carrying value could be materially affected. If the sum of the undiscounted expected cash flows from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss is recognized.

WARRANTY. We provide a limited warranty of ninety (90) days to all purchasers of our bulk toner products and generally one year to those purchasing finished products. We incurred no material warranty expenses for 2004, 2003 and 2002. Accordingly, we do not make a provision for the estimated cost of providing warranty coverage, and instead we expense these costs as they are incurred. On occasion, we have been required and may be required in the future to provide additional warranty coverage to ensure that our products are ultimately accepted or to maintain customer goodwill. While our warranty costs have historically not been significant we cannot guarantee that we will continue to experience a similar level of predictability with regard to warranty costs as we have in the past. In addition, the introduction of more expensive finished products, manufactured by us and by others and distributed by us through more sales channels, technological changes or previously unknown defects in raw materials or components may result in more extensive and frequent warranty claims than anticipated, which could have a material adverse impact on our operating results for the periods in which such additional costs materialize.

RESULTS OF OPERATIONS

Color Imaging's net sales were $6.0 million and $11.6 million for the three and six months ended June 30, 2005, an increase of approximately 5% and 3% from the three and six months sales of $5.7 million and $11.3 million ended June 30, 2004. The net sales by product category were as follows:

                                                       % Increase
(Dollars in thousands)                 2005      %     (Decrease)      2004         %
                                   ----------   ----   ----------   ----------    ----
Three Months
Product Category:
 Cartridges and bottles
  Copier finished products          $  4,818      81%   $    652     $  4,166       73%
  Printer finished products              305       5%       (128)         433        8%
                                    ----------          ----------   ----------
                                       5,123      86%        524        4,599       81%

Bulk toner and parts                     844      14%       (226)       1,070       19%
                                    ----------          ----------   ----------
      Total net revenue             $  5,967     100%   $    298     $  5,669      100%
                                    ==========          ==========   ==========

Six Months
----------
Product Category:
 Cartridges and bottles
  Copier finished products          $  9,108      79%   $  1,342     $  7,766       69%
  Printer finished products              672       6%       (402)       1,093       10
                                   ----------          ----------   ---------
                                       9,780      84%        921        8,859       79

Bulk toner and parts                   1,816      16%       (595)       2,411       21
                                   ----------          ----------   ---------
      Total net revenue             $ 11,596     100%   $    326     $ 11,270      100%
                                   ==========          ==========   =========


The following table sets forth certain information derived from the Company's unaudited interim statements of operations:


                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                           JUNE 30,                   JUNE 30,
                                     2005          2004         2005           2004
                                    -----         -----        -----          -----
                                                (PERCENTAGE OF NET SALES)

Net sales                            100           100           100           100
Cost of sales                         66            73            67            74
Gross profit                          34            27            33            26
Administrative expenses                5             6             6             7
Deferred charge write-off              1             0             1             0
Research and development               5             5             5             5
Sales and marketing                   11            11            12            11
Operating income                      12             5             9             3
Interest expense                       1             1             1             1
Depreciation and amortization          3             5             3             4
Income before taxes                   11             6             8             4
Provision for income taxes             4             3             3             2
Net income                             7             3             6             2


THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

NET SALES. Our net sales increased by $0.3 million, or 5%, to $6.0 million for the three months ended June 30, 2005, from $5.7 million for the three months ended June 30, 2004. Net sales made in the United States were $2.6 million, a decrease of $0.2 million, or 7%, from $2.8 million made in the comparable period in 2004. Net sales made outside of the United States increased by $0.5 million, or 17%, for the quarter compared to the same quarter of 2004. The decrease in net sales for the quarter compared to that of a year ago made inside of the United States was primarily the result of decreased sales from laser and MICR products to customers other than our two largest customers. The increase in net sales for the quarter compared to that of a year ago made outside of the United States was primarily the result of increased sales from color copier products to customers other than our two largest customers. Of the $6.0 million in net sales, $5.1 million, or 86%, were attributable to our copier and printer finished products, compared to 81% for the comparable period in 2004, while the net sales of bulk toner and parts declined from 19% of net sales for the three months ended June 30, 2004 compared to 14% for the comparable period in 2005. Net sales to our two largest customers decreased as a percentage of our total sales to 10% for the three months ended June 30, 2005, from 35% for the comparable period in 2004.

COST OF GOODS SOLD. Cost of goods sold decreased by $0.2 million, or 5%, to $3.9 million from $4.1 million for the three months ended June 30, 2005 for the comparable period in 2004, primarily as the result of the increase in net sales of color copier products and secondarily from reduced sales of lower margin products to our two historically largest customers. Cost of goods sold as a percentage of net sales decreased by 7 percentage points from 73% for the three months ended June 30, 2004 to 66% for the three months ended June 30, 2005, primarily as the result more of our net sales being derived from higher margin color copier products and reduced sales of lower margin products to our two historically largest customers.

GROSS PROFIT. As a result of the above factors, gross profit was $2.0 million in the three months ended June 30, 2005, compared to $1.5 million for the same period in 2004, an increase of $0.5 million, or 33%, while net sales for the same period increased by $0.3 million, or 5%. Gross profit as a percentage of net sales increased by 7 percentage points from 27% to 34% for the three months ended June 30, 2005, as compared to the corresponding period of the prior year. The increase in the percentage of gross profit resulted primarily from more of our sales being derived from higher margin color copier products and reduced sales of lower margin products to our historically two largest customers.

OPERATING EXPENSES. Operating expenses increased $72,000, or 6%, to $1,311,000 in the three months ended June 30, 2005 from $1,239,000 in the three months ended June 30, 2004. Operating expenses, exclusive of the deferred charge write-off, decreased as a percentage of net sales to 21% in the three months ended June 30, 2005, from 22% in the three months ended June 30, 2004 as the result of the increase in net sales for the quarter. General and administrative expenses decreased approximately 6%, or $21,000 to $321,000 for the three months ended June 30, 2005 from the comparable period in 2004, largely resulting from decreased payroll expenses and professional fees in connection with complying with SEC reporting requirements. Deferred charge write-offs were approximately $30,000, 1% of net sales, in connection with a merger transaction considered no longer active and strategic alternatives investigated by the Company for the three months ended June 30, 2005, compared to no like expenses for the same period in 2004. Selling expenses increased by $62,000, or 10%, in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Selling expenses increased primarily as a result of increased payroll expenses in connection with our expanded sales organization and the hiring of regional sales representatives at the beginning of 2005. Research and development expenses were approximately $291,000 in the three months ended June 30, 2005 and 2004, and they were approximately 4.8% and 5.1% of net sales, respectively.

OPERATING INCOME. As a result of the above factors, primarily the 5% increase net sales and a greater percentage of our net sales being derived from color copier products, operating income increased by $435,000, or 152%, to a profit of $722,000 in the three months ended June 30, 2005 from $287,000 in the three months ended June 30, 2004.

INTEREST AND FINANCE EXPENSE. Interest expense increased by $4,000 in the three months ended June 30, 2005 from the three months ended June 30, 2004. The increase was primarily the result of higher interest rates.

OTHER INCOME. Other income decreased by approximately $70,000 from income of $66,000 to expense of $4,000 in the three months ended June 30, 2005 from the three months ended June 30, 2004, primarily as the result of Euro currency exchange losses in 2005 compared to gains for the same period in 2004.

INCOME TAXES. As the result of our increased profit from operations in the three months ended June 30, 2005, we recorded an income tax provision of $251,000 for the period, while the income tax provisions were $131,900 for the three months ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

NET SALES. Our net sales increased by $0.3 million, or 3%, to $11.6 million for the six months ended June 30, 2005, from $11.3 million for the six months ended June 30, 2004. Net sales made in the United States were $5.2 million, a decrease of $0.7 million, or 12%, from $5.9 million made in the comparable period in 2004. Net sales made outside of the United States increased by $1.1 million, or 20%, to $6.4 million for the six months ended June 30, 2005 compared to the same six months of 2004. The increase in net sales for the six months ended June 30, 2005, compared to that of a year ago resulted primarily the sale of our color copier and all-in-one products. Of the $11.6 million in net sales, $9.8 million, or 84%, were attributable to our finished products for use in copiers and printers, while $1.8 million, or 16%, were derived from the sale of bulk toners and parts. Of the $11.3 million in net sales for the six months ended June 30, 2004, $8.9 million, or 79%, were attributable to our finished products for use in copiers and printers, while $2.4 million, or 21%, were derived from the sale of bulk toners and parts.

COST OF GOODS SOLD. Cost of goods sold decreased by $0.6 million, or 7%, to $7.8 million from $8.3 million for the six months ended June 30, 2005 from the comparable period in 2004. Cost of goods sold as a percentage of net sales decreased by 7 percentage points from 74% for the six months ended June 30, 2004 to 67% for the six months ended June 30, 2005, primarily as the result of the sales derived from lower cost color copier product and due to fewer sales being derived from higher cost analog products sold to our historically two largest customers.

GROSS PROFIT. As a result of the above factors, gross profit increased approximately $0.9 million to $3.8 million in the six months ended June 30, 2005 from $2.9 million for the same period in 2004. Gross profit as a percentage of net sales increased by 7 percentage points from 26% to 33% for the six months ended June 30, 2005, as compared to the corresponding period of the prior year. The increase in the percentage of gross profit resulted primarily from increased sales derived from higher margin color copier products and decreased sales of lower margin analog products to our two, historically, largest customers.

OPERATING EXPENSES. Operating expenses increased $259,000 or 10% to $2.8 million in the six months ended June 30, 2005, inclusive of approximately $80,000 of deferred charge write-offs in connection with discontinued merger and strategic alternative investigations, from $2.5 million in the six months ended June 30, 2004. As a percentage of net sales, operating expense was 24% and 23%, respectively, for the six months ended June 30, 2005 and 2004. The increase in operating expenses as a percentage of net sales was largely the result of the increased selling and marketing expenses for the six months ended June 30, 2005, in connection with the addition of regional sales personnel and secondarily from the deferred charge write-off. General and administrative expenses decreased approximately 4%, or $31,000 to $708,000 for the six months ended June 30, 2005 from the comparable period in 2004, largely resulting from decreased payroll and professional expenses. Research and development expenses decreased approximately $16,000, or 3%, in the six months ended June 30, 2005, compared to the same period in 2004. Research and development expense as a percentage of net sales was approximately 5% for the six months ended June 30, 2005 and 2004. Selling expenses increased by $225,000, or 19%, in the six months ended June 30, 2004 compared to the six months ended June 30, 2004. Selling expenses increased primarily as the result of expenses in connection with the hiring of additional direct sales employees.

OPERATING INCOME. As a result of the above factors, primarily the 30% increase in gross profit, operating income increased by $639,000, or 165%, to a profit of $1,028,000 in the six months ended June 30, 2005 from $388,000 in the six months ended June 30, 2004.

INTEREST AND FINANCE EXPENSE. Interest expense increased by $4,000, or 9%, in the six months ended June 30, 2005 from the six months ended June 30, 2004. The increase was primarily the result of higher interest rates.

OTHER INCOME. Other income decreased by $121,000 from income of $159,000 to income of $38,000 in the six months ended June 30, 2005 from the six months ended June 30, 2004, primarily as the result of Euro currency exchange losses in 2005 compared to gains for the same period in 2004.

INCOME TAXES. As the result of our increased profit from operations for the six months ended June 30, 2005, our provision for taxes increased from $200,100 in the six months ended June 30, 2004 to $352,800 for the period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, and December 31, 2004, our working capital and current ratio was approximately $8.6 million and $7.4 million and 4.45 to 1 and 4.54 to 1, respectively. Our working capital and current ratio have benefited primarily from the net proceeds we received from the public sale of our common stock during March 2003 and secondarily from our improving profitability.

Cash provided by operating activities was approximately $1,353,000 in the six months ended June 30, 2005 compared to cash used of $262,000 in the six months ended June 30, 2004. The cash provided by operating activities in the six months ended June 30, 2005 increased primarily due to the increase in accounts payable, net income from operations and $650,000 of receivables due from our affiliate in connection with our bond debt being repaid, but was partially offset by the increases in inventory and accounts receivable.

Cash used in investing activities was $357,000 in the six months ended June 30, 2005, compared to cash used of $153,000 in the six months ended June 30, 2004. The increase in cash used in investing activities in the six months ended June 30, 2005, was primarily attributable to increased capital expenditures in connection with the acquisition and installation of new factory equipment.

The Company has a $1.5 million revolving line of credit, as amended, with an outstanding balance as of June 30, 2005 of $0, bearing interest at the one-month Libor interest rate in effect two business days before the first day of the month plus 2.50%. As of June 30, 2005, the interest rate was the one-month Libor rate of 3.34% plus 2.50% (5.84%). This revolving line of credit has a June 30, 2005 expiration date. The Company's bank has proposed to renew the line of credit in the increased amount of $2 million to June 30, 2007, at a reduced interest rate of Libor plus 1.85%. Under the line of credit, the Company is permitted to borrow up to 75% of eligible accounts receivable and 50% of eligible inventories (up to a maximum of $1,000,000 and not to exceed 50% of the total outstanding). The Company has a $500,000 sublimit under the revolving line of credit for import letters of credit. The Company has a $1.5 million standby letter of credit facility, expiring June 30, 2005, which the bank has proposed to extend in the reduced amount of $1 million to June 30, 2007. On February 6, 2004, the Bank issued an irrevocable standby letter of credit in the amount of $1.5 million for the benefit of a non-affiliated foreign supplier. The letter of credit has automatically renewed and now expires June 30, 2006, and guarantees the payment of moneys owed the supplier for materials purchased from them by the Company. On January 5, 2005, the irrevocable standby letter of credit was amended and reduced by $500,000 to $1 million. On June 29, 2005, the irrevocable standby letter of credit was amended and reduced by $300,000 to $700,000. At June 30, 2005, the Company's accounts payable to this supplier were approximately $326,000, while open purchase commitments were approximately $256,000. The Company has requested that the Bank also provide the Company with a $1 million guidance line expiring June 30, 2007, $500,000 for each of the next two years, for the refinancing of either existing equipment, including the principal amounts due in 2006 and 2007 on the industrial development bond, or the acquisition of eligible capital equipment. Under the guidance line approved by the Bank, amounts advanced would be interest only during the fiscal year in which advanced at the one-month Libor rate plus 1.85% and then be termed out with level principal payments over five years.

On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and Kings Brothers, LLC. The 2.74% revenue bonds, 3.74% inclusive of the 1% letter of credit fee, as of June 30, 2005, are payable in varying annual principal and monthly interest payments through July 2019. The bonds are secured, as amended on April 7, 2003, by specific equipment assets of the Company and by real property owned by Kings Brothers, LLC, and the Kings Brothers, LLC's obligations to the Authority are personally guaranteed, as amended, by our Director and President, Sueling Wang. The majority of the proceeds, $3,125,872, were used by the Company to purchase and install certain manufacturing equipment, while $974,128 was used by Kings Brothers, LLC to pay down the mortgage on the real property leased to the Company. On March 8, 2005, Kings Brothers, LLC prepaid the then outstanding principal balance attributable to it in the amount of $647,460, and per the amendment to the Joint Debtor Agreement as of that date between the Company and Kings Brothers the prepayment was first applied to the principal due under the bond in the amount of $390,000 on July 1, 2005. As of June 30, 2005, the bond principal outstanding was $2,075,000 and the portion due from Kings Brothers, LLC was $0.

The Company has granted the Bank a security interest in all of the Company's assets as security for the repayment of the line of credit, the obligations under the supplier standby letter of credit and the industrial development bonds. The Bank agreement also contains various covenants that the Company is required to maintain, and as of June 30, 2005, the Company was in compliance with these covenants. If the Company fails to meet these covenants in future periods, the line of credit, letter of credit facility and industrial revenue bonds may become unavailable to the Company, and the Bank may have the right to accelerate the payment of any outstanding amounts. The bonds, along with the line of credit and letter of credit, are held by two related financial institutions. With current annual interest and letter of credit payments extra of approximately $80,000 and principal amounts due on July 1, 2006 and 2007 of $405,000 and $595,000, respectively, the Company has asked that proceeds under the guidance line of credit requested of the Bank by the Company be available, should the Company want to use it for this purpose, to make the principal payments due in 2006 and 2007 on the bonds.

Cash used in financing activities was approximately $808,000 for the six months ended June 30, 2005 compared to cash used by financing activities of $222,000 for the same period in 2004. For the six months ended June 30, 2005, $650,000 of bond debt was repaid, while no payment was made on the bond debt during the same period in 2004.

On April 18, 2003, Color Imaging established a stock repurchase program under which Color Imaging's common stock, with an aggregate market value up to the lesser of $1 million or 1 million shares, may be acquired in the open market or through private or other transactions. Through June 30, 2005, Color Imaging has repurchased 84,700 shares of our common stock for approximately $56,100, or for an average price of $0.663 per share. During December 2004, the Company halted the repurchase of its common shares in the market and does not intend to purchase additional shares in the market until such time as the Company's going private transaction is completed or cancelled. In connection with the investigating strategic alternatives, including our going private transaction, we have incurred approximately $60,000 exploring strategic alternatives and approximately $88,000 in connection with going private through June 30, 2005. We expect to incur a total of approximately $200,000 for the going private transaction expenses, including legal, accounting and investment banking fees, and we expect to expend approximately $300,000 to cash out the fractional share holdings. The Company believes it has sufficient working capital to fund these expenditures without incurring any additional debt.

Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of the industry and global economies. Although our cash requirements will fluctuate based on the timing of these factors, we believe that current cash and cash equivalents, cash flows from operations and amounts available under our credit agreement will be, in the aggregate, sufficient to finance our operating, investing and financing activities for at least the next 12 months, which will include expenditures of approximately $675,000 for manufacturing equipment, $150,000 for research and development equipment, $100,000 potentially for computer and software upgrades, the estimated $500,000 to complete our going private transaction and any advances made by our bank on our behalf under our off-balance sheet arrangement of $700,000 for a standby letter of credit issued to a non-affiliated foreign supplier. Significantly, while we believe our working capital and improving profitability will generate sufficient cash such that we will not have to borrow to meet these obligations, or the $1 million of principal payments coming due over the next two years on our bond debt, we have asked our bank to approve a $1 million guidance line for the next two years to be available for the purpose of acquiring capital equipment or making the principal payments due on our bond debt.

FACTORS   THAT  MAY   AFFECT   FUTURE   RESULTS   AND   INFORMATION   CONCERNING
FORWARD-LOOKING STATEMENTS

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF CUSTOMERS.

For the six months ended June 30, 2005, one customer accounted for approximately 12% of our net sales, down from 29% for the twelve months ended December 31,

2004. We do not have a contract with this customer and all of the sales to them are made through purchase orders. While our products typically go through the customer's required qualification process, which we believe gives us an advantage over other suppliers, this does not guarantee that the customer will continue to purchase from us. The loss of this customer, including through an acquisition, other business combination or the loss by them of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose one or more major customers or substantial portions of our business with one or more of our major customers. If we do not sell products or services to customers in the quantities anticipated, or if a major customer reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operation could be harmed.

OUR RELIANCE ON SALES TO A FEW MAJOR CUSTOMERS AND GRANTING CREDIT TO THOSE CUSTOMERS PLACES US AT FINANCIAL RISK.

As of June 30, 2005, receivables from one customer comprised 11% of accounts receivable. A concentration of our receivables from a small number of customers places us at risk should these receivables become uncollectible. If any one or more of our major customers is unable to pay us it could adversely affect our results of operations and financial condition. Color Imaging attempts to manage this credit risk by performing credit checks, requiring significant partial payments prior to shipment where appropriate, and actively monitoring collections.

APPROXIMATELY 15% OF OUR BUSINESS DEPENDS ON A FOREIGN SUPPLIER APPROVED BY TWO OF OUR CUSTOMERS TO WHOM WE HAVE ISSUED A LETTER OF CREDIT.

Some of our products incorporate technologies that are available from a particular foreign supplier that has been approved by two of our customers. Approximately 15% of our sales for the six months ended June 30, 2005 were derived from products limited to a specific foreign supplier. For the six months ended June 30, 2005, we purchased 16% of our supplies from that same foreign supplier. We do not have a written agreement with this or any other supplier. We rely on purchase orders. To secure the payment of moneys due this same foreign supplier we have caused our bank to issue a standby letter of credit in the amount of $1.5 million, amended and reduced to $700,000 on June 29, 2005, that renewed on June 30, 2005 and now expires on June 30, 2006. Should we be unable to obtain the necessary materials from this foreign supplier, including as a result of our not being able to modify, extend or renew the letter of credit upon expiry, product shipments could be prevented or delayed, which could result in a loss of sales. If we are unable to fulfill existing orders or accept new orders because of a shortage of materials, we may lose revenues and risk losing customers.

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

OUR BUSINESS MIGHT BE ADVERSELY AFFECTED BY OUR DEPENDENCE ON FOREIGN BUSINESS.

We sell a significant amount of product to customers outside of the United States. International sales accounted for 55% of net sales in the six months ended June 30, 2005. We expect that shipments to international customers will continue to account for a material portion of net sales. During the six month period ended June 30, 2005, our sales were made to customers outside the United States as follows:

     o    Europe (including Eastern Europe) - 39%
     o    Mexico - 6%
     o    Asia/Southeast Asia - 5%
     o    Other - 5%

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

Most of our sales are priced in U.S. dollars, but because we began selling products in Europe denominated in Euros during 2001, fluctuations in the Euro could also cause our products there to become less affordable or less competitive or we may sell some products at a loss to otherwise maintain profitable business from a customer. We recorded gains of $154,583, $149,110 and $2,858 during the twelve month periods ended December 31, 2004, 2003 and 2002, respectively, as a result of foreign currency transactions, and for the six months ended June 30, 2005, we reported losses of $11,797.

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

OUR ACQUISITION STRATEGY MAY PROVE UNSUCCESSFUL.

We intend to pursue acquisitions of businesses or technologies that management believes complement or expand the existing business. Acquisitions of this type involve a number of risks, including the possibility that the operations of any businesses that are acquired will be unprofitable or that management attention will be diverted from the day-to-day operation of the existing business. An unsuccessful acquisition could reduce profit margins or otherwise harm our financial condition, by, for example, impairing liquidity and causing non-compliance with lending institution's financial covenants. In addition, any acquisition could result in a dilutive issuance of equity securities, our going private, the incurrence of debt or the loss of key employees. Certain benefits of any acquisition may depend on the taking of one-time or recurring accounting charges that may be material. We cannot predict whether any acquisition undertaken by us will be successfully completed or, if one or more acquisitions are completed, whether the acquired assets will generate sufficient revenue to offset the associated costs or other adverse effects. We are exploring the possibility of a strategic merger. Any such merger could result in a change in control of the Company. There can be no assurance that any merger or acquisition could be successfully completed. In addition, the Company could incur expenses in exploring a merger or acquisition transaction that are not completed.

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

EXERCISE OF WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF OUR COMMON STOCK.

As of July 21, 2005, we had issued and outstanding 12,697,805 shares of common stock and options to purchase an additional 1,175,500 shares of common stock, respectively. The existence of the remaining options may adversely affect the market price of our common stock and the terms under which we obtain additional equity capital.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by the use of forward-looking terms such as "believes," "expects," "may", "will," "should" or "anticipates" or by discussions of strategy that involve risks and uncertainties. From time to time, we have made or may make forward-looking statements, orally or in writing. These forward-looking statements include statements regarding our ability to borrow funds from financial institutions or affiliates, to engage in sales of our securities, our effecting a going private transaction and realizing any savings and improved profitability as a result, our intention to repay certain borrowings from future sales of our securities or cash flow, the ability to expand capacity by placing in service additional manufacturing equipment and making use of that capacity, our expected acquisition of business or technologies, whether or not we will remain public or go private, our plans for broadening our sales channels and the outlets for our products, our expectation that shipments to international customers will continue to account for a material portion of net sales, anticipated future revenues, our introduction of new products, particularly business color and all in one products, and our increasing our sales from business color and all in one cartridges, digital copier, color and magnetic character recognition toner products, sales, our expectations for operations, demand, technology, products, business ventures, major customers, major suppliers, retention of key officers, management or employees, competition, capital expenditures, credit arrangements, our going private and the competitive advantage or savings that might result and other statements regarding matters that are not historical facts, involve predictions which are based upon a number of future conditions that ultimately may prove to be inaccurate. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon our business. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements. These factors include the "Risk Factors" discussed above.

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

Beginning in 2001, we became subject to foreign currency risk with respect to future costs or cash flows from our sales in Euros. We estimate that about 96% of our transactions are denominated in U.S. dollars, excepting those sales in Euros. We have adjusted our prices annually with our customer to reflect the change in the exchange rate and do not expect to be subject to material foreign currency risk, accordingly, with respect to those sales. As a result, to date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange. We incurred a net foreign currency transaction loss of approximately $11,800 in the six months ended June 30, 2005, and we incurred a net foreign currency transaction gain of $154,583, $149,110 and $2,858 in the years ended December 31, 2004, 2003 and 2002, respectively. Our pricing for our products sold in Euros is currently at the rate of 1.15 Euros relative to the U.S. dollar. A 10% change in the value of the Euro from
1.25 Euros relative to the United States dollar, based upon the sales in Euros for the first six months of 2005, would cause approximately a $6,700 foreign currency translation adjustment in an average month, a type of other comprehensive income (loss), which would be a direct adjustment to stockholders' equity.

Our industrial development bond obligation bears interest at a variable interest rate that would, in the opinion of the remarketing agent, result in the market value of the bonds being 100% of the principal amount thereof on the date of such determination. As of June 30, 2005, the interest rate on our $2,075,000 of bond principal outstanding was 2.74%. Our revolving line of credit interest rate is tied to the 30-day LIBOR rate, which may also fluctuate over time based on economic conditions. As a result, we are subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate and we are in a borrowing mode. At June 30, 2005, we had $2,075,000 of bonds outstanding and there were no amounts outstanding under the line of credit agreement and, accordingly, a sustained increase in either reference rate of 1% would cause our annual interest expense to change approximately $21,000.

Color Imaging's investment policy requires investments with high credit quality issuers and or over night repurchase agreements with our bank. Investments made by Color Imaging will principally consist of U.S. government and government agency obligations and investment-grade, interest-bearing corporate debt securities with varying maturity dates of five years or less, or the overnight purchase of securities held in our bank's investment portfolio. Because of the credit criteria of Color Imaging's investment policies, the primary market risk associated with these investments is interest rate risk. Color Imaging does not use derivative financial instruments to manage interest rate risk or to speculate on future changes in interest rates. Color Imaging had approximately $1 million invested in short-term agency securities available-for-sale at June 30, 2005, and we received interest and dividends of approximately $2,400 for the six months ended June 30, 2005.

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

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, evaluation of controls may not detect all control issues and instances of fraud, if any, within the Company. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. The design may not succeed in achieving its stated goals under all potential future conditions. The Company has, however, designed its disclosure controls and procedures to provide, and believes that such controls and procedures do provide, reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure in this paragraph about inherent limitations of control systems does not modify the conclusions set forth in the next paragraph of the Company's Chief Executive Officer and its Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures.

As of the end of the period covered by this report, June 30, 2005, we carried out an evaluation, under the supervision and with the participation of Color Imaging's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Color Imaging's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed on our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Our Chief Executive Officer and Chief Financial Officer are involved in ongoing evaluations of internal controls. On July 7, 2005, in anticipation of the filing of this Form 10-Q, they reviewed our internal controls and have determined, based on such review, that, there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls during the quarter ended June 30, 2005.

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

On April 18, 2003, the Company established a stock repurchase program under which the Company may purchase on the open market the lesser of the aggregate value of $1,000,000 or 1,000,000 shares in compliance with Rule 10b-18, and we have reallocated proceeds for this program. Though management is authorized to repurchase the Company's common stock in the aggregate amount of $1,000,000, due to the limitations imposed by Rule 10b-18 and the limited number of shares repurchased to date in accordance therewith and considering the repurchase program, as approved by the board, expires September 30, 2005, the use of proceeds per Form SB-2 as reflected herein is based upon no further funds being expended for this purpose, since management does not intend to repurchase any additional shares of the Company's common stock in the market until the Company's going private transaction is either completed or abandoned, and the funds have been, accordingly, reallocated.

Our intended uses, as reallocated, of the $6,075,000 of proceeds received from the public sale of our common stock, and our uses through June 30, 2005, are listed below in descending order of priority:


Purpose:                                         Amount            Used        Reallocated       Remaining
------------------------------------------     -----------     ------------    ------------     -----------
Accounts payable and other corporate
 and offering expenses . . . . . . . . . .     $ 1,000,000     $  (115,042)    $  (884,958)     $         0
To retire debt (1) . . . . . . . . . . . .     $   350,000     $  (324,301)    $   (25,699)     $         0
To retire debt (2) . . . . . . . . . . . .     $ 1,050,000     $  (956,883)    $   (93,117)     $         0
To retire debt (3) . . . . . . . . . . . .     $         0     $  (235,000)    $   235,000      $         0
To reduce IDR Bond debt (4). . . . . . . .     $         0     $  (548,928)    $ 1,548,928      $ 1,000,000
To acquire capital assets. . . . . . . . .     $ 1,500,000     $  (318,774)    $         0      $ 1,181,226
To repurchase our stock (5). . . . . . . .     $         0     $   (56,133)    $    56,133      $         0
For other general corporate purposes
 including working capital . . . . . . . .     $ 2,175,000     $(  976,072)    $  (836,287)     $   362,641
                                               -----------     ------------                     -----------
                                       Total:  $ 6,075,000     $(3,531,133)                     $ 2,543,867
Pending application:
-------------------
Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,043,867
Pay down of revolving line of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,500,000
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

(4) On June 1, 1999, the Development Authority of Gwinnett County (the Authority), issued $4,100,000 of industrial development revenue bonds on behalf of the Company and Kings Brothers, LLC. The 1.09% revenue bonds, 2.09% inclusive of the 1% letter of credit fee, as of June 30, 2004, are payable in varying annual principal and monthly interest payments through July 2019. The bond is secured, as amended on April 7, 2003, by specific equipment assets of the Company and by real property owned by Kings Brothers, LLC. A loan agreement between the Authority and the Company and Kings Brothers, LLC allows funds to effectively pass through the Authority to the Company. The majority of the proceeds, $3,125,872, were used by the Company to relocate, purchase and install certain manufacturing equipment, while $974,128 was used by Kings Brothers, LLC to pay down the mortgage on the real property leased to the Company. The Company and the Related Party are jointly obligated to repay any outstanding debt. As of June 30, 2005, the bond principal outstanding was $2,075,000 and the portion due from Kings Brothers, LLC was $0, having prepaid their portion of the obligation in March 2005. The $1,548,928 of principal to be repaid under the IDR bond, as reallocated hereinabove, is the Company's share of the bond principal due and payable on the 1st of July 2003, 2004, 2005, 2006 and 2007, respectively, with nothing being payable by the Company in 2005 as a result of the prepayment made during 2005 by Kings Brothers.

(5) From July 2003 through March 31, 2005, under the repurchase program the Company has repurchased 84,700 shares of our common stock on the open market for $56,133, or at an average price of $0.66. All of the shares repurchased under the program have been cancelled and retired. In December 2004 the Company ceased repurchases in the market, when it became clear that either a merger or going private transaction was likely during 2005.

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

The above table reflects the July 1, 2003 through 2007 payments on the IDR bond. The Company's share of the principal payment due under the IDR Bond on July 1, 2003 and 2004 in the amount of $548,928 has been paid. The Company's share of the principal payment due under the IDR bond on July 1, 2005, is $0, as a result of the prepayment made by Kings Brothers in March 2005. The amendment of the Joint Debtor Agreement between the Company and Kings Brothers, LLC, Kings Brothers' portion of the outstanding principal due under the IDR bond was prepaid on March 8, 2005 and was applied to the entire principal installment due July 1, 2005, including that of the Company. As a result, the Company does not have a principal installment to pay on July 1, 2005 under the IDR bond, and instead the Company's next installments in the amount of $405,000 and $595,000 will be due July 1, 2006 and 2007, respectively.

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

On April 18, 2003, the Company established a stock repurchase program under which the Company may purchase on the open market the lesser of the aggregate value of $1,000,000 or 1,000,000 shares in compliance with Rule 10b-18 until September 30, 2005, as extended by the board of directors during the annual meeting held on May 18, 2004, and we have reallocated proceeds for this program. From July 2003 through December 31, 2003, under the repurchase program the Company repurchased 44,500 shares of our common stock on the open market at an average price of $0.65. From January 1 through December 31, 2004, under the repurchase program the Company has repurchased 40,200 shares of our common stock on the open market at an average price of $0.68. From January 1 through June 30, 2005, the Company has not repurchased any of our common stock, having suspended the repurchases in December 2004 when either a merger or going private transaction appeared likely. Since the inception of the repurchase program the Company has repurchased 84,700 shares of our common stock for $56,133 and at an average price of $0.66. While there remains $943,867 available for future common stock repurchases, as authorized by the board of directors, these monies are not likely to be expended since repurchases have been suspended pending the outcome of the Company's going private transaction.


--------------------------------------------------------------------------------------------------
                        ISSUER (MARKET) PURCHASE OF EQUITY SECURITIES
--------------------------------------------------------------------------------------------------
                                                                            Maximum Number
                                                       Total Number of      (or Approximate
                                                       Shares Purchased     Dollar Value) of
                       Total Number    Average Price   as Part of Publicly  Shares that May Be
                         of Shares        Paid per     Publicly  Announced  Purchased Under the
      Period             Purchased       Share ($)     Plans or Programs    Plans or Programs
-------------------- ---------------- --------------- -------------------- -----------------------
During 2003 (1)               59,500       0.69                  59,500

During 2004                   40,200       0.68                  40,200
                     ---------------- --------------- -------------------- -----------------------
During 2005 (2)
  January                          0         --                       0
  February                         0         --                       0
  March                            0         --                       0
  April                            0         --                       0
  May                              0         --                       0
  June                             0         --                       0
                     ---------------- --------------- -------------------- -----------------------
Total 2005                         0         --                       0             1,000,000
                     ---------------- --------------- -------------------- -----------------------
Total                         99,700       0.66                  99,700             1,000,000


(1) Includes 15,000 shares purchased by Jui-Chi Wang, who may be deemed to be an affiliated purchaser under Rule 10b-18. These shares are not included in the Company's stock repurchase program.

(2) In December 2004 the Company suspended repurchases in the market, when it became evident that either a merger or going private transaction was likely.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION


     (a)   None.

     (b)   None.

     The following information was not required to be disclosed on Form 8-K during the quarter ended June 30, 2005, but rather is included in this Quarterly Report on Form 10-Q pursuant to Exchange Act Rule 14a-5(f). The date of the Company's Annual Meeting of Shareholders has been moved to September 19, 2005. We anticipate that proxy materials will be mailed on or around August 19, 2005. As a result, the deadlines for submitting shareholder proposals within and outside the processes of Rule 14a-8, as calculated under the rules of the SEC, were changed to April 21, 2005 and July 5, 2005, respectively. However, to allow a reasonable time for shareholders to submit proposals, the Company intends to make reasonable efforts to include in the proxy materials any appropriate proposal not subject to exclusion under the applicable SEC rules, received on or before August 1, 2005.

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

                                   COLOR IMAGING, INC.


                                   /S/ JUI-KUNG WANG
                                   --------------------------------------
July 21, 2005                      Jui-Kung Wang
                                   Chief Executive Officer



                                   /S/ MORRIS E. VAN ASPEREN
                                   --------------------------------------
                                   Morris E. Van Asperen
                                   Executive Vice President and
                                   Chief Financial Officer